Form 10QSB
period 2003-03-31
VSB BANCORP INC
filed 2003-07-03
CIK 1225874

UNITED STATES

                        SECURITY AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20849

                                   FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 2003

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OF THE EXCHANGE ACT FOR THE
                                TRANSITION PERIOD

                         COMMISSION FILE NUMBER 0-50237


                                VSB Bancorp, Inc.
                                -----------------
                 (Name of Small Business Issuer in its charter)


                                    New York
                                    --------
         (State or other jurisdiction of incorporation or organization)


                                  11 - 3680128
                                  ------------
                     (I. R. S. Employer Identification No.)


                 3155 Amboy Road, Staten Island, New York 10306
                 ----------------------------------------------
                    (Address of principal executive offices)


                                 (718) 979-1100
                                 --------------
                            Issuer's telephone number


                                  Common Stock
                                  ------------
                                (Title of Class)

The Registrant had 704,000 common shares outstanding as of May 12, 2003.

                              CROSS REFERENCE INDEX

                                     PART I

                                                                       Page
                                                                       ----

Item 1   Statements of Financial Condition as of March 31, 2003
         (unaudited) and December 31, 2002 (unaudited)                 4

         Statements of Operations for the Three Ended March 31,
         2003 and 2002 (unaudited)                                     5

         Statements of Changes in Shareholders' Equity for the
         Three Months Ended March 31,2003 (unaudited) and the Years
         Ended December 31, 2002 and 2001.                             6

         Statements of Cash Flows for the Three Months Ended March
         31, 2003 and 2002 (unaudited)                                 7

         Average Balance Sheets for the Three Months Ended March
         31, 2003 and 2002 (unaudited)                                 8

         Notes to Financial Statements for the Three Months Ended
         March 31, 2003 and 2002 (unaudited)                           9 to 14

Item 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations                           14 to 17

Item 3   Control and Procedures                                        17

                              PART II

Item 2   Changes in Securities                                         17 to 18

Item 4   Submissions of Matters to A Vote of Security Holders          18

         Signature Page                                                19

         Certifications                                                20 to 21

         Exhibit 99.1                                                  22

                           Forward-Looking Statements

     When used in this periodic report, or in any written or oral statement made by us or our officers, directors or employees, the words and phrases "will result," "expect," "will continue," "anticipate," "estimate," "project," or similar terms are intended to identify "forward-looking statements". A variety of factors could cause our actual results and experiences to differ materially from the anticipated results or other expectations expressed in any forward-looking statements. Some of the risks and uncertainties that may affect our operations, performance, development and results, the interest rate sensitivity of our assets and liabilities, and the adequacy of our loan loss allowance, include, but are not limited to:

     o deterioration in local, regional, national or global economic conditions which could result in, among other things, an increase in loan delinquencies, a decrease in property values, or a change in the real estate turnover rate;
     o changes in market interest rates or changes in the speed at which market interest rates change;
     o changes in laws and regulations affecting the financial service industry;
     o   changes in competition; and
     o   changes in consumer preferences.

     Please do not place undue reliance on any forward-looking statement, which speaks only as of the date we make it. There are many factors, including those we have described above, that could affect our future business activities or financial performance and could cause our actual future results or circumstances to differ materially from those we anticipate or project.

The holding company reorganization was completed on May 30, 2003. Therefore, the financial statements presented in this Form 10-QSB and the number of shares shown as being outstanding are Victory State Bank's prior to reorganization into the holding company VSB Bancorp, Inc. Victory State Bank did not have a class of stock registered under the Securities Exchange Act of 1933.

                               Victory State Bank
                        Statements of Financial Condition


                                                    March 31,       December 31,
                                                      2003             2002
                                                  -------------    -------------
                                                   (unaudited)      (unaudited)
Assets:
 Cash and due from banks                          $  38,301,795    $  26,095,803
 Investment securities, available for sale           54,897,681       42,999,660
 Loans receivable                                    63,724,525       63,414,511
  Allowance for loan loss                            (1,168,613)      (1,168,358)
                                                  -------------    -------------
    Loans receivable, net                            62,555,912       62,246,153
 Bank premises and equipment, net                     2,429,736        2,399,163
 Accrued interest receivable                            429,249          424,636
 Deferred taxes                                         457,776          263,889
 Other assets                                           339,115          415,322
                                                  -------------    -------------
       Total assets                               $ 159,411,264    $ 134,844,626
                                                  =============    =============
Liabilities and shareholders' equity:
Liabilities:
 Deposits:

    Demand and checking                           $  60,457,686    $  45,506,450
    NOW                                              27,795,126       26,573,121
    Money market                                     21,952,233       26,025,830
    Savings                                           8,436,643        7,626,798
    Time                                             29,110,186       17,778,031
                                                  -------------    -------------
       Total Deposits                               147,751,874      123,510,230
 Escrow deposits                                        361,412          192,135
 Accounts payable and accrued
  expenses                                            1,460,341        1,379,144
                                                  -------------    -------------
    Total liabilities                               149,573,627      125,081,509

Shareholders' equity:
 Common stock, ($5.00 par value, 800,000 shares
  authorized, 704,000 issued and outstanding)         3,520,000        3,520,000
 Additional paid in capital                           3,556,592        3,556,592
 Retained earnings                                    2,525,399        2,259,313
 Accumulated other comprehensive income, net
  of taxes of $201,545 and $380,372,
  respectively                                          235,646          427,212
                                                  -------------    -------------

    Total shareholders' equity                        9,837,637        9,763,117
                                                  -------------    -------------

    Total liabilities and shareholders'
     equity                                       $ 159,411,264    $ 134,844,626
                                                  =============    =============

See notes to financial statements

                               Victory State Bank
                            Statements of Operations
                                   (unaudited)

                                           Three months        Three months
                                              ended               ended
                                          March 31, 2003      March 31, 2002
                                          --------------      --------------
Interest and dividend income:
 Loans receivable                         $    1,163,683      $      951,471
 Investment securities                           472,600             495,022
 Other interest earnings assets                   51,712              26,176
                                          --------------      --------------
     Total interest income                     1,687,995           1,472,669

Interest expense:

 NOW                                              30,646              21,666
 Money market                                     81,811              54,167
 Savings                                          14,582              17,497
 Time                                             91,291             103,673
                                          --------------      --------------
     Total interest expense                      218,330             197,003

Net interest income                            1,469,665           1,275,666
Provision for loan loss                           40,000             110,000
                                          --------------      --------------
     Net interest income

       after provision for loan loss           1,429,665           1,165,666

Non-interest income:

 Loan fees                                        40,828              12,758
 Service charges on deposits                     337,049             256,743
 Net rental loss                                  (4,175)                 --
 Other income                                     10,624               4,908
                                          --------------      --------------
     Total non-interest income                   384,326             274,409

Non-interest expenses:

 Salaries and benefits                           674,781             515,493
 Occupancy expenses                              250,320             215,570
 Legal expense                                    28,650              20,942
 Professional fees                                34,500              33,620
 Computer expense                                 73,365              62,043
 Other expenses                                  251,948             193,598
                                          --------------      --------------
     Total non-interest expenses               1,313,564           1,041,266

       Income before income taxes                500,427             398,809
                                          --------------      --------------
Provision for income taxes:
 Current                                         249,401             247,244
 Deferred                                        (15,060)            (59,392)
                                          --------------      --------------
     Total provision for income taxes            234,341             187,852

              Net income                  $      266,086      $      210,957
                                          ==============      ==============

Basic income per common share             $         0.38      $         0.30
                                          ==============      ==============

Fully diluted net income per share        $         0.36      $         0.29
                                          ==============      ==============

Book value per common share               $        13.97      $        11.94
                                          ==============      ==============

See notes to financial statements

                               Victory State Bank

                  Statements of Changes in Shareholders' Equity
       Year Ended December 31, 2002 and Three Months Ended March 31, 2003
                                   (unaudited)

                                                                                   Retained     Accumulated
                                        Number of                    Additional    Earnings        Other            Total
                                         Common         Common        Paid-In    (Accumulated  Comprehensive    Stockholders'
                                         Shares         Stock         Capital      Deficit)    Earnings/(Loss)     Equity
                                      -----------    -----------    -----------   -----------   -----------     -----------

 Balance at December 31, 2001             700,000    $ 3,500,000    $ 3,500,000   $ 1,079,005   $   142,021     $ 8,221,026

Comprehensive income:

  Exercise stock option                     4,000         20,000         56,592                                      76,592
  Other comprehensive income, net:
    unrealized holding gain arising
    during the year                                                                                 285,191         285,191
  Net income                                   --             --             --     1,180,308            --       1,180,308
                                      -----------    -----------    -----------   -----------   -----------     -----------
Total comprehensive income                                                                                        1,542,091

 Balance at December 31, 2002             704,000      3,520,000      3,556,592     2,259,313       427,212       9,763,117
                                      -----------    -----------    -----------   -----------   -----------     -----------
Comprehensive income:
  Other comprehensive income, net:
    unrealized holding loss arising
    during the year                                                                                (191,566)       (191,566)
  Net income                                   --             --             --       266,086            --         266,086
                                      -----------    -----------    -----------   -----------   -----------     -----------
Total comprehensive income                                                                                           74,520

 Balance at March 31, 2003                704,000    $ 3,520,000    $ 3,556,592   $ 2,525,399   $   235,646     $ 9,837,637
                                      ===========    ===========    ===========   ===========   ===========     ===========

See notes to financial statements


                               Victory State Bank
                            Statements of Cash Flows
                                   (unaudited)

                                                               Three months        Three months
                                                                  ended                ended
                                                              March 31, 2003      March 31, 2002
                                                             ---------------     ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                 $       266,086     $       210,957
  Adjustments to reconcile net loss to net cash
    used in operating activities
  Depreciation and amortization                                      131,249              91,426
  Amortization of premium, net of accretion of income                 11,003             (23,597)
  Provision for loan losses                                           40,000             110,000
  Decrease in prepaid and other assets                                76,207             161,188
  Increase in accrued interest receivable                             (4,613)            (21,313)
  (Increase)/decrease in deferred income taxes                       (15,060)              9,844
  Increase in accrued expenses and other liabilities                  81,197              85,746
                                                             ---------------     ---------------

        Net cash provided by operating activities                    586,069             624,251
                                                             ---------------     ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net increase in loan receivable                                   (285,560)         (5,280,991)
  Proceeds from maturities of money market investments                    --             150,187
  Proceeds from repayment of investments securities,
    available for sale                                            11,020,181           5,874,858
  Purchases of money market investments                                   --            (200,000)
  Purchase of investments securities, available for sale         (23,363,797)         (2,950,073)
  Purchases of premises and equipment                               (161,822)           (268,738)
  Proceeds from sale of other assets                                      --              30,000
                                                             ---------------     ---------------

        Net cash used in investing activities                    (12,790,998)         (2,644,757)
                                                             ---------------     ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                                        24,410,921           6,650,904
                                                             ---------------     ---------------

        Net cash provided by financing activities                 24,410,921           6,650,904
                                                             ---------------     ---------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                         12,205,992           4,630,398
                                                             ---------------     ---------------

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                             26,095,803           8,511,515
                                                             ---------------     ---------------

CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                              $    38,301,795     $    13,141,913
                                                             ===============     ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
  Cash paid during the period for:
    Interest                                                 $       211,819     $       198,012
                                                             ===============     ===============
    Taxes                                                    $       413,942     $       349,167
                                                             ===============     ===============

See notes to financial statements


                               Victory State Bank
                             Average Balance Sheets
                                   (unaudited)

                                                           Three                                        Three
                                                        Months Ended                                 Months Ended
                                                       March 31, 2003                               March 31, 2002
                                        -----------------------------------------    ----------------------------------------
                                           Average                       Yield/         Average                      Yield/
                                           Balance       Interest        Cost           Balance      Interest        Cost
                                        ------------   ------------    ----------    ------------  ------------    ----------
Assets:

Interest-earning assets:
  Loans receivable                      $ 64,673,558   $  1,163,683          7.30%   $ 52,421,147  $    951,471          7.36%
  Money market investments                        --             --            --          85,062           778          3.71
  Investment securities, AFS              45,594,710        473,155          4.21      37,197,592       495,022          5.40
  Other interest-earning assets           20,946,125         51,157          0.99       6,738,903        24,798          1.49
                                        ------------   ------------    ----------    ------------  ------------    ----------
  Total interest-earning assets          131,214,393      1,687,995          5.22      96,442,704     1,472,069          6.16

Non-interest earning assets                9,285,059                                    6,225,241
                                        ------------                                 ------------
  Total assets                          $140,499,452                                 $102,667,945
                                        ============                                 ============

Liabilities and equity:

Interest-bearing liabilities:
  Savings accounts                      $  7,866,248         14,582          0.75    $  7,651,993        17,497          0.93
  Time accounts                           21,502,664         91,291          1.72      16,730,860       103,673          2.51
  Money market accounts                   26,323,548         81,811          1.26      13,907,138        54,167          1.58
  NOW accounts                            23,376,238         30,646          0.53      16,163,502        21,666          0.54
                                        ------------   ------------    ----------    ------------  ------------    ----------
   Total interest-bearing liabilities     79,068,698        218,330          1.12      54,453,493       197,003          1.47
  Checking accounts                       50,188,283                                   38,798,947
                                        ------------                                 ------------
Total deposits                           129,256,981                                   93,252,440
Other liabilities                          1,303,839                                    1,084,541
                                        ------------                                 ------------
  Total liabilities                      130,560,820                                   94,336,981
Equity                                     9,938,632                                    8,330,964
                                        ------------                                 ------------
  Total liabilities and equity          $140,499,452                                 $102,667,945
                                        ============                                 ============

Net interest income/net interest
 rate spread                                           $  1,469,665          4.10%                 $  1,275,066          4.69%
                                                       ============    ==========                  ============    ==========
Net interest earning assets/net
 interest margin                        $ 52,145,695                         4.54%   $ 41,989,211                        5.33%
                                        ============                   ==========    ============                  ==========

Ratio of interest-earning assets to
 interest-bearing liabilities                   1.66x                                        1.77x
                                        ============                                 ============

VSB Bancorp, Inc.

NOTES TO FINANCIAL STATEMENTS FOR THE THREE ENDED
MARCH 31, 2003 AND 2002 (UNAUDITED)
--------------------------------------------------------------------------------

1.   GENERAL

     VSB Bancorp, Inc. became the holding company for Victory State Bank, a New York chartered commercial bank, on May 30, 2003 as the result of a reorganization of Victory State Bank into the holding company form of organization. The stockholders of Victory State Bank became the stockholders of VSB Bancorp as a result of the reorganization, receiving three shares of VSB Bancorp stock for each two shares of Victory State Bank stock. Each stockholder owns the same percentage interest in VSB Bancorp immediately after the reorganization that the stockholder owned in Victory State Bank immediately before the reorganization, subject to immaterial differences due to adjustments for cash in lieu of fractional shares. VSB Bancorp now owns 100% of the stock of Victory State Bank. No stockholders of Victory State Bank exercised dissenter's rights to receive cash instead of shares of VSB Bancorp.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The following is a description of the significant accounting and reporting policies followed in preparing and presenting the accompanying financial statements. These policies conform to accounting principles generally accepted in the United States of America.

     Risks and Uncertainties - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses during the reporting period. Actual results can differ from those estimates.

     Cash and Cash Equivalents - Regulation D of the Board of Governors of the Federal Reserve system requires that Victory State Bank maintain non-interest-bearing deposits or cash on hand as reserves against its demand deposits. The amount of reserves which Victory State Bank is required to maintain depends upon its level of transaction accounts. Based upon the amount of transaction accounts during the quarterly measurement period from January 16, 2003 through April 16, 2003, Victory State Bank is required to maintain reserves, after deducting vault cash, of $3,019,000. Reserves are required to be maintained on a weekly basis, so, from time to time, Victory State Bank may use available cash reserves on a day to day basis, so long as the weekly average reserves satisfy Regulation D requirements. Due to increases in the volume of transaction accounts, Victory State Bank is now required to report transaction account levels to the Federal Reserve on a weekly rather than quarterly basis.

     Money Market Investments, Held to Maturity - Money market investments represent short-term investments (with original maturities of one year or less) which are held to maturity. These investments are carried at cost, adjusted for the accretion of discount or the amortization of premium using a method which approximates the level yield method over the period to maturity. Carrying values of these investments approximate current market values.

     Investment Securities, Available for Sale - Investment securities, available for sale, are to be held for an indefinite period of time and include securities that management intends to use as part of its asset/liability strategy. These securities may be sold in response to changes in interest rates, prepayments or other factors and are carried at estimated fair value. Gains or losses on the sale of such securities are determined by the specific identification method. Premiums and discounts are recognized in interest income using a method that approximates the level yield method. Unrealized holding gains or losses, net of deferred income tax, are excluded from earnings and reported as other comprehensive income (net of tax amount) in a separate component of stockholders' equity until realized.

     The Company invests primarily in agency Collateralized Mortgage-Backed Obligations ("CMOs") with average lives under 4.0 years and Mortgage-Backed Securities. These securities are primarily issued by the Federal National Mortgage Association ("FNMA"), the Government National Mortgage Association ("GNMA") or the Federal Home Loan Mortgage Corporation ("FHLMC") and are primarily comprised of mortgage pools guaranteed by FNMA, GNMA or FHLMC. The Company also invests in whole loan CMOs, all of which are AAA rated. These securities expose the Company to risks such as interest rate, prepayment and credit risk and thus pay a higher rate of return than comparable treasury issues.

     Loans Receivable - Loans receivable, that management has the intent and ability to hold for the foreseeable future or until maturity or payoff, are stated at unpaid principal balances, adjusted for deferred net origination and commitment fees and allowance for loan losses. Interest income on loans is credited as earned.

     It is the policy of the Company to provide a valuation allowance for estimated losses on loans based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations which may affect the borrower's ability to repay, estimated value of underlying collateral and current economic conditions in the Company's lending area. The allowance is increased by provisions for loan losses charged to operations and is reduced by charge-offs, net of recoveries. While management uses available information to estimate losses on loans, future additions to the allowance may be necessary based upon the expected growth of the loan portfolio and any changes in economic conditions beyond management's control. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on judgments different from those of management. Management believes, based upon all relevant and available information, that the allowance for loan losses is adequate.

     We adopted a policy whereby all loans 90 days past due are placed on non-accrual status. It is our policy to cease the accrual of interest on loans to borrowers past due less than 90 days where a probable loss is estimated and to reverse out of income all interest that is due. The Company continues to accrue interest on construction loans that are 90 days past contractual maturity date if the loan is expected to be paid in full in the next 60 days and all interest is paid up to date.

     Loan origination fees and certain direct loan origination costs are deferred and the net amount recognized over the contractual loan terms using the level-yield method, adjusted for periodic prepayments in certain circumstances.

     The Company considers a loan to be impaired when, based on current information, it is probable that the Company will be unable to collect all principal and interest payments due according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral. The fair value of the collateral, as reduced by costs to sell, is utilized if a loan is collateral dependent or foreclosure is probable.

     Long-Lived Assets - The Company periodically evaluates the recoverability of long-lived assets, such as premises and equipment, to ensure the carrying value has not been impaired. In performing the review for recoverability, the Company would estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows is less than the carrying amount, an impairment will be recognized. The Company reports these assets at the lower of the carrying value or fair value, less the cost to sell.

     Premises and Equipment - Premises, leasehold improvements, and furniture and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are accumulated by the straight-line method over the estimated useful lives of the respective assets, which range from three to ten years.

     Income Taxes - The Company utilizes the liability method to account for income taxes. Under this method, deferred tax assets and liabilities are determined on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws expected to be in effect when the differences are expected to reverse. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

     Financial Instruments - In the ordinary course of business, the Company has entered into off-balance sheet financial instruments, primarily consisting of commitments to extend credit.

     Basic and Fully-Diluted Net Income Per Common Share - The basic net income per share of common stock is based on 704,000, the weighted average number of common stock outstanding. Fully-diluted net income per share of common stock is based on 731,135, the weighted average number of common stock and common stock equivalents outstanding and is calculated using the treasury method. The weighted average number of common stock equivalents excluded in calculating fully-dilutive net income per common share due to the anti-dilutive effect is 28,765. Common stock equivalents were calculated using the treasury stock method.

     Stock Based Compensation - At March 31, 2003, the Bank had stock-based employee compensation plans. The Bank accounts for these plans under APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation expense has been reflected in net income for stock options as all rights and options to purchase the Bank's stock granted under these plans have an exercise price equal to the market value of the underlying stock on the date of grant.

     If compensation cost for the stock option plans awards had been measured based on the fair value of the stock options awarded at the grant dates, net income and diluted earnings per common share would have been reduced to the pro-forma amounts on the table below for the three months ended March 31, 2003 and for the year ended December 31, 2002.


                                           For the Three  For the Three   For the         For the       For the
                                            Months Ended  Months Ended   Year Ended      Year Ended    Year Ended
                                              March 31,     March 31,   December 31,    December 31,  December 31,
                                                2003          2002          2002            2001          2000
                                            -----------   -----------   -------------   -----------   -----------
Net Income

  As reported                               $   266,086   $   210,957   $   1,180,308   $   925,032   $   568,615
  Less: Total stock-based compensation
  expense determined under the fair value
  method for all rewards, net of related
  tax effects                                     5,167         5,736          22,942        31,281        95,305
                                            -----------   -----------   -------------   -----------   -----------

Pro-forma                                   $   260,919   $   205,221   $   1,157,366   $   893,751   $   473,310
                                            ===========   ===========   =============   ===========   ===========

Diluted earnings per common share
  As reported                               $      0.36   $      0.29   $        1.64   $      1.31   $      0.81
  Less: Total stock-based compensation
  expense determined under the fair value
  method for all rewards, net of related
  tax effects                                      0.01          0.01            0.04          0.03          0.13
                                            -----------   -----------   -------------   -----------   -----------

Pro-forma                                   $      0.35   $      0.28   $        1.60   $      1.28   $      0.68
                                            ===========   ===========   =============   ===========   ===========


     Recently-Issued Accounting Standards - In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS No. 145"). SFAS 145 rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. SFAS 145 also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. SFAS 145 amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS 145 related to the rescission of FASB Statement No. 4 are effective for fiscal years beginning after May 15, 2002. The provisions of SFAS 145 related to FASB Statement No. 13 are effective for transactions occurring after May 15, 2002. All other provisions of SFAS 145 are effective for financial statements issued on or after May 15, 2002. The adoption of SFAS 145 did not have a material effect on the Bank's financial statements.

     In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS No. 146"). SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 replaces Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Bank was not associated with any exit or disposal activities at March 31, 2003.

     In October 2002, the FASB issued Statement of Financial Accounting Standards No. 147, Acquisition of Certain Financial Institutions ("SFAS No. 147"), which provides guidance on the accounting for the acquisition of a financial institution. SFAS No. 147 requires that the excess of the fair value of tangible and identifiable intangible assets acquired in a business combination represents goodwill that should be accounted for under FASB Statement No. 142, Goodwill and Other Intangible Assets. Thus, the specialized accounting guidance in paragraph 5 of FASB Statement No. 72, Accounting for Certain Acquisitions of Banking and Thrift Institutions, will not apply after September 30, 2002. If certain criteria in SFAS No. 147 are met, the amount of the unidentifiable intangible asset will be reclassified to goodwill upon adoption of that Statement. Financial Institutions meeting the conditions outlined in SFAS No. 147 will be required to restate previously issued financial statements as if the amount accounted for under SFAS No. 72 as an unidentifiable intangible asset had been reclassified to goodwill as of the date SFAS No. 142 was initially applied. The adoption of SFAS No. 147 did not have a material effect on the Bank's financial statements.

     In January 2003, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure ("SFAS No. 148"). SFAS No. 148 amends FASB Statement No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements of the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years beginning after December 15, 2002. The Bank adopted SFAS No. 148 on January 1, 2003. The Bank does not expect to change to using the fair value based method of accounting for stock-based employee compensation; and therefore, adoption of SFAS No. 148 is expected to impact only the future disclosures, not the financial results, of the Bank and VSB Bancorp, Inc.

     On April 30, 2003, the Financial Accounting Standards Board (FASB) issued Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This Statement is effective for contracts entered into or modified after June 30, 2003, except for contracts that relate to SFAS 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 is not expected to have a material impact on the financial position or results of operations of the Bank because the Bank does not have any derivative activity.

     On November 25, 2002, the FASB issued Financial Accounting Standards Board Interpretation No. 45 ("FIN 45" or the "Interpretation"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No, 5, 57, and 107 and Rescission of FASB Interpretation No. 34. FIN 45 clarifies the requirements of FASB Statement No. 5, Accounting for Contingencies, relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 requires that upon issuance of a guarantee, the entity (i.e., the guarantor) must recognize a liability for the fair value of the obligation it assumes under that guarantee. The disclosure provisions of the Interpretation are effective for financial statements of interim or annual periods that end after December 15, 2002. The Interpretation's provisions for initial recognition and measurement should be applied on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The guarantor's previous accounting for guarantees that were issued before the date of FIN 45's initial application may not be revised or restated to reflect the effect of the recognition and measurement provisions of the Interpretation. The Bank was not a party to any guarantees that will be subject to the accounting and disclosure at March 31, 2003.

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities - an Interpretation of ARB 51 ("FIN 46"). FIN 46 provides guidance on the consolidation of entities in which equity investors do not have characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for entities created before February 1, 2003 no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. The Bank had no interest in a Variable Interest Entity as of March 31, 2003.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

     Our total assets were $159,411,264 at March 31, 2003, an increase of $24,566,638, or 18.2%, since December 31, 2002. The increase resulted from the investment of funds which were available to us as the result of an increase in deposits. The deposit increase was caused generally by our efforts to grow our franchise and specifically by the increase in our deposits at our new Hylan Branch which we opened in December 2002, coupled with deposit increases at our other offices. Our investment of these funds generated the following increases in assets.

     o   A $11,898,021 increase in investment securities available for sale
     o   A $309,759 increase in net loans receivable
     o   A $30,573 increase in premises and equipment
     o   A $12,205,992 increase in cash and due from banks.

In addition, we also experienced increases in other asset categories due to normal fluctuations in operations.

     Our deposits were $148,113,286 at March 31, 2003, an increase of $24,410,921, or 19.7%, from December 31, 2002, which provided most of the funds used for the increase in assets. Substantially all of the increase was due to a $14,951,236 increase in non-interest demand deposits and a $11,332,155 increase in time deposits. We experienced a $4,073,597 decline in money market deposits because of a shift to demand checking and normal withdrawals associated with business money market accounts.

     We opened for business in November 1997 and management has worked throughout the past five and-one half years to grow our franchise. From one office in 1997, we now have four offices. From no deposits, no loans and less than $7.0 million of assets on the day we opened for business in 1997, we grew to total assets of $159.4 million, total deposits of $147.8 million and capital of $9.8 million by March 31, 2003.

     Management intends to exert efforts to continue growing our company in the future. However, both internal and external factors could adversely affect our future growth. The recent down turn in the economy has made it more difficult for us to originate new loans that meet our underwriting standards. Not only does that cause us to invest available funds in lower-yielding securities and deposits with other banks, but it also slows the development of non-loan relationships which sometimes flow from cross-selling to loan customers.

     A continuation of adverse general economic conditions could make it difficult for us to execute our growth plans. Furthermore, regulatory capital requirements could have a negative effect on our ability to grow if growth outpaces our ability to support that growth with increased capital. We expect to increase capital through an offering of trust preferred securities at the holding company level by VSB Bancorp. We would then contribute substantially all of the proceeds of the offering to our subsidiary, Victory State Bank, thus increasing its capital and allowing us to satisfy regulatory capital requirements applicable to banks and bank holding companies while continuing to grow. However, trust preferred securities would cause us to incur an interest expense at the holding company level.

     Total shareholder's equity was $9,837,637 at March 31, 2003, an increase of $74,520 during the quarter. The increase reflected net income of $266,086 during the quarter, reduced by a decline of $191,566 in other comprehensive income due to a reduction in the unrealized gain in securities available for sale during the quarter. Victory State Bank satisfied all capital ratio requirements of the FDIC at March 31, 2003, with a Tier I Leverage Capital Ratio of 6.83%, a ratio of Tier I Capital to Risk-Weighted Assets Ratio of 11.51%, and a Total Capital to Risk-Weighted Assets Ratio of 12.76%.

Results of Operations

     General. We had net income of $266,086 for the quarter ended March 31, 2003, compared to net income of $210,957 for the comparable quarter in 2002. The principal categories which make up the 2003 net income are:

     o   Interest income of $1,687,995
     o   Reduced by interest expense of $218,330
     o   Reduced by the provision for loan losses of $40,000
     o   Increased by non-interest income of $384,326
     o   Reduced by non-interest expense of $1,313,564
     o   Reduced by $234,341 in income tax expense.

     We discuss each of these categories individually and the reasons for the differences between the quarter ended March 31, 2003 and the comparable quarter in 2002 in the following paragraphs. The over-riding factor affecting the changes in our operating results in all these categories is our continued implementation of our growth strategy as we discussed above. Opening new branches, as we did in December 2002, initially has a dampening effect on net income because we must begin incurring the staffing and occupancy expense of a new branch before we generate funds from that branch for investment. However, we expect that the longer term consequences of branch expansion will be positive, as deposits are gradually generated by new branches and then invested in earning assets, such as loans and investment securities.

     Interest Income. Interest income was $1,687,995 for the quarter ended March 31, 2003, compared to $1,472,669 for the quarter ended March 31, 2002, an increase of 14.6%. We increased the average balance of our loans from $52,421,147 during the 2002 quarter to $64,673,558 during the 2003 quarter, which was the fuel that drove a $212,212 increase in interest income from loans, representing most of the $215,326 overall increase in interest income. Although our average yield on interest-earning assets declined by 94 basis points, the effect of the increase in average volume outweighed the effect of this decrease in yield. We also experienced a $25,536 increase in income from other interest earning assets which was substantially offset by a $22,422 decrease in interest from investment securities. Management invested most of the increase in funds not required to fund loans in other interest earning assets rather than in investment securities because of the inherent volatility of the demand deposit base and the limited number of effective alternatives available in this low interest rate environment.

     Interest Expense. Interest expense was $218,330 for the quarter ended March 31, 2003, compared to $197,003 for the quarter ended March 31, 2002, an increase of 9.8%. The increase was the direct result of increases in the average balance of all principal interest-bearing deposit categories - money market accounts, NOW accounts, certificates of deposit and savings accounts - as we sought funds to grow our asset base. However, the increase in interest expense was substantially moderated because of declines in market interest rate conditions. Our average cost of funds declined from 1.47% to 1.12% between the periods Although only a 35 basis point decline, the decline represented a 23.8% decrease in our cost of funds. Furthermore, we continued to increase the volume of non-interest checking accounts as a zero cost funding source.

     Net Interest Income Before Provision for Loan Losses. Net interest income before the provision for loan losses was $1,469,665 for the quarter ended March 31, 2003, an increase of $193,999 over the $1,275,666 we had in the comparable 2002 quarter. The increase was driven entirely by the increase in the volume of interest-earning assets, but was partially offset by a 59 basis point decline in our spread and a 79 basis point decline in our net interest margin. The spread and margin declined principally due to the effects of declining market interest rates coupled with a reduction in the percentage of our average assets invested in loans between the periods.

     Loans are our highest yielding asset category, and the average rate we earned on loans was 7.3% during the 2003 quarter, having declined 6 basis points from the 2002 quarter. In contrast, the average yield on other (non-loan) earning assets was only approximately 3.2% during the 2003 quarter, compared to approximately 4.8% during the 2002 quarter. An increase in the percentage of assets invested in interest earning assets other than loans had the effect of decreasing our overall average yield.

     The 6 basis point decline in the loan yield was much less than the approximately 160 basis point decline in the yield on other earning assets. Most of our loans have interest rates that are based upon the fluctuating prime rate, which was 4.75% through most of 2002, declining to 4.25% in November 2002 and remaining at that level to this date. Despite the prime rate decline, the effect of that decline on our yields was moderated because many of our prime-based loans have interest rate floors which have been reached, so that the decline in the prime rate in November 2002 did not cause the rates on those loans to further decline. In contrast, the yield on non-loan investments declined more rapidly because declining market rates drove down the yields we could earn on those investments and consequently, we shifted the mix of investments towards lower yielding other earning assets and away from higher yielding investment securities due to of the volatility associated with the larger demand deposit base and the timing of loans to be financed.

     The average interest rate spread was 4.10% for the three months ended March 31, 2003, compared to 4.69% for the same period in 2002 and the average interest rate margin was 4.54% for the 2003 quarter, compared to 5.33% for the same quarter last year. The difference between the average interest rate spread and the average interest rate margin reflects the level of capital and non-interest-bearing checking accounts which we have to fund interest-earning assets. However, the decline in the difference between our spread and the margin from 64 basis points (5.33% minus 4.69%) for the 2002 quarter to 44 basis points (4.54% minus 4.10%) reflects that non-interest-bearing demand deposits and capital are more valuable as funding sources when market interest rates are higher and they can be invested in higher yielding assets. Furthermore, as we grow and leverage our capital, non-interest bearing capital represents a decreasing percentage of our funding sources.

     Provision for Loan Losses. The provision for loan losses was $40,000 for the quarter ended March 31, 2003, compared to $110,000 for the quarter ended March 31, 2002. The reduction in the provision was primarily due to a reduction in the rate of increase in the loan portfolio, which occurred for the reasons set forth above. The provision for loan losses in any period depends upon the amount necessary to bring the allowance for loan losses to the level management believes is be adequate, after taking into account charge offs and recoveries. Our allowance for loan losses is based on management's evaluation of the risks inherent in our loan portfolio and the general economy. Management periodically evaluates both broad categories of performing loans and problem loans individually to assess the appropriate level of the allowance.

     Although management uses available information to assess the adequacy of the allowance on a quarterly basis in consultation with outside advisors and the board of directors, changes in national or local economic conditions, the circumstances of individual borrowers, or other factors, may change, increasing the level of problem loans and requiring an increase in the level of the allowance. The allowance for loan losses represented 1.83% of total loans at March 31, 2003, but there can be no assurance that a higher level, or a higher provision for loan losses, will not be necessary in the future.

     Non-interest Income. Non-interest income was $384,326 for the three months ended March 31, 2003, compared to $274,409 during the same period last year. The $109,917 increase was caused primarily by a $80,306 increase in service charges on deposits as a direct result of an increase in total deposits and an increase in overdraft fees charged to customers.

     Non-interest Expense. Non-interest expense was $1,313,564 for the quarter ended March 31, 2003, compared to $1,041,266 for the quarter ended March 31, 2002. Of the $272,298 increase, the principal causes were:

     o $159,288 in higher salary and benefits costs due to an increase in staffing to support growth. We had 44 full time equivalent employees at March 31, 2003 compared to 38 at March 31, 2002.
     o $34,750 in higher occupancy expense, primarily due to the opening of our Hylan Branch in December 2002.
     o An increase of $58,350 in "other expenses" which also reflected the effects of growth on other expense categories.

     Income Tax Expense. Income tax expense was $234,341 for the quarter ended March 31, 2003, compared to income tax expense of $187,852 for the quarter ended March 31, 2002. The effective tax rate declined due to a reduction of the corporate tax rate in New York State.

Liquidity and Capital Resources

     Our primary sources of funds are increases in deposits and proceeds from the repayment of investment securities. We use these funds principally to purchase new investment securities and to fund increases in our loan portfolio.

     During the quarter ended March 31, 2003, we had a net increase in deposits of $24,410,921 and proceeds from repayment of investment securities totaled $11,020,181. As we discussed above, our loan portfolio grew during the quarter, but it grew at a slower rate than in the past. Therefore, we used only $285,560 of the available funds to fund loan growth. Substantially all of the remainder of the increase in funds available for investment were used to purchase investment securities in the amount of $23,363,797 and to increase cash and cash equivalents.

     In contrast, during the comparable quarter of 2002, deposits increased by $6,650,904 and proceeds from the repayment of investment securities totaled $5,874,858. We used these funds to finance a $5,280,991 increase in loan portfolio and the purchase $3,150,073 of investment securities and money market investments. In general, a higher portion of available funds were used to increase the loan portfolio during the 2002 quarter when compared to the 2003 quarter because there were more satisfactory loan opportunities available to us at that time.

     In both the 2002 and 2003 quarters, funds available to us exceeded the amount of investments we chose to make, so we experienced a $4,630,398 increase in cash and cash equivalents in the first quarter of 2002 and a $12,205,992 increase in cash and cash equivalents during the first quarter of 2003. Total cash and cash equivalents at March 31, 2003 were $38,301,795. One of the important tasks facing management in upcoming periods is to seek to satisfactorily deploy this level of cash and cash equivalent into higher yielding loans.

Item 3 - Controls and Procedures

     Evaluation of Disclosure Controls and Procedures: Within the 90 day period prior to the filing of this report, we undertook an evaluation of our disclosure controls and procedures under the supervision and with the participation of Merton Corn, our President and CEO, and Raffaele Branca, our Executive Vice President and CFO. Disclosure controls are the systems and procedures we use that are designed to ensure that information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934 (such as annual reports on Form 10-KSB and quarterly periodic reports on Form 10-QSB) is recorded, processed, summarized and reported, in a manner which will allow senior management to make to make timely decisions on the public disclosure of that information. Messrs. Corn and Branca concluded that our current disclosure controls and procedures are effective in ensuring that such information is (i) collected and communicated to senior management in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Since our last evaluation of our disclosure controls, we have not made any significant changes in, or corrective actions taken regarding, either our internal controls or other factors that could significantly affect those controls.

     We intend to continually review and evaluate the design and effectiveness of our disclosure controls and procedures and to correct any deficiencies that we may discover. Our goal is to ensure that senior management has timely access to all material financial and non-financial information concerning our business so that they can evaluate that information and make determinations as to the nature and timing of disclosure of that information. While we believe the present design of our disclosure controls and procedures is effective to achieve this goal, future events may cause us to modify our disclosure controls and procedures.

                                     Part II

Item 2 - Changes in Securities

     Our common stock was issued in exchange for the outstanding securities of Victory State Bank in a holding company reorganization which was exempt from registration under the Securities Act of 1933 pursuant to Section 3(a)(12). The exchange was effective at the close of business on May 30, 2003. All the shares we issued were common stock. There was no underwriter in connection with the transaction. We issued our common stock on a three for two exchange basis, so each stockholder of Victory State Bank was entitled to receive three shares of our common stock for each two shares of Victory State Bank stock that they owned. Victory State Bank had 704,000 shares of common stock outstanding prior to the reorganization, so we issued 1,056,000 shares upon consummation of the reorganization, subject to final adjustment based upon settlement for fractional shares in cash. We will settle for fractional shares in cash at the rate of $8.88 for each one-half share of our common stock.

Item 4 - Submission of Matters to a Vote of Security Holders

     Victory State Bank ("Bank") held its Annual Meeting on April 29, 2003 at its principal office, 3155 Amboy Road, Staten Island, New York 10306, at 5:00 P.M. At said meeting, 652,252 shares of the capital stock of the Bank were represented in person or by proxy, being 92.6% of all outstanding shares of the capital stock of the Bank, with a quorum being present. The Annual Meeting was held for the purpose of voting on three proposals, with the results of the voting as follows:

     1. The approval of the reorganization of Victory State Bank into the holding form of organization, by the approval of the Agreement, Plan of Reorganization and Plan of Merger among Victory State Bank, VSB Bancorp, Inc. and Victory Interim Bank :

                Percentage of                  Percentage of                 Percentage of                   Percentage of
    Votes        outstanding       Votes        outstanding       Votes       outstanding        Broker       outstanding
     For           shares         Against         shares        Abstained       shares         Non-Votes        shares
------------    ------------    -----------    ------------    ------------  ------------    ------------    ------------
     509,824            72.4%            20            <0.1%         13,000           1.8%        129,408            18.4%

     2.  The Election of the three directors to a three-year term ending 2006:

                                                 Percentage of                       Percentage of
          Director                  Votes            shares            Votes           shares
          Elected                    For             voted            Withheld          voted
-----------------------------    -----------    ---------------     ------------     -------------
Lawrence J De Maria                  640,552               98.2%          11,700               1.8%
Carlos Perez                         641,852               98.4%          10,400               1.6%
Savino Savo                          642,052               98.4%          10,200               1.6%

     No other persons received any votes.

     The following directors continued as directors of the Bank: Raffaele M. Branca, Joan Nerlino Caddell, Merton Corn, Robert S. Cutrona Sr., Chaim Farkas and Joseph J. LiBassi.

     All the director of Victory State Bank are also directors of VSB Bancorp, Inc.

     3. The ratification of the appointment Deloitte & Touche, LLP as independent auditors of the Bank in the fiscal year ending December 31, 2003.

                    Percentage of                  Percentage of                     Percentage of
     Votes             shares           Votes         shares             Votes          shares
      For               voted          Against         voted           Abstained         voted
---------------    --------------    -----------   -------------     ------------    -------------
        642,052              98.4%             0             0.0%          10,200              1.6%

Signature Page

     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       VSB Bancorp, Inc.

Date: June 19, 2003                    /s/ MERTON CORN
                                       -----------------------------------------
                                       Merton Corn
                                       President and Chief Executive Officer


Date: June 19, 2003                    /s/ RAFFAELE M. BRANCA
                                       -----------------------------------------
                                       Raffaele M. Branca
                                       Executive Vice President and
                                       Chief Financial Officer


                                  EXHIBIT INDEX

Exhibit
Number         Description of Exhibit
------         ----------------------
99.1           Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

CERTIFICATION OF CHIEF EXECUTIVE OFFICE AND CHIEF FINANCIAL OFFICER

I, Merton Corn, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of VSB Bancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: June 19, 2003                    /s/ MERTON CORN
                                       -----------------------------------------
                                       Merton Corn,
                                       President and Chief Executive Officer

I, Raffaele M. Branca, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of VSB Bancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: June 19, 2003                    /s/ RAFFAELE M. BRANCA
                                       -----------------------------------------
                                       Raffaele M. Branca,
                                       EVP and Chief Financial Officer