Form 10QSB
period 2003-06-30
VSB BANCORP INC
filed 2003-08-14
CIK 1225874

UNITED STATES
                        SECURITY AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20849

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 2003


[_] TRANSITION REPORT PURSUANT TO SECTION 13 OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD


                         COMMISSION FILE NUMBER 0-50237



                                VSB Bancorp, Inc.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its charter)


                                    New York
         --------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)


                                  11 - 3680128
                     --------------------------------------
                     (I. R. S. Employer Identification No.)


                 3155 Amboy Road, Staten Island, New York 10306
                 ----------------------------------------------
                    (Address of principal executive offices)


                                 (718) 979-1100
                            -------------------------
                            Issuer's telephone number


                                  Common Stock
                                ----------------
                                (Title of Class)



The Registrant had 1,055,998 common shares outstanding as of July 31, 2003.

                              CROSS REFERENCE INDEX


                                     PART I
                                                                         Page
                                                                         ----

Item 1   Statements of Financial Condition as of June 30, 2003
         (unaudited) and December 31, 2002                               4

         Statements of Operations for the Three and Six Months
         Ended June 30, 2003 and 2002 (unaudited)                        5

         Statements of Changes in Shareholders' Equity for the
         Six Months Ended June 30, 2003 (unaudited) and the
         Years Ended December 31, 2002 and 2001.                         6

         Statements of Cash Flows for the Three and Six Months
         Ended June 30, 2003 and 2002 (unaudited)                        7

         Average Balance Sheets for the Three and Six Months
         Ended June 30, 2003 and 2002 (unaudited)                        8

         Notes to Financial Statements for the Three and Six
         Months Ended June 30, 2003 and 2002 (unaudited)                 9 to 12

Item 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations                            12 to 18

Item 3   Control and Procedures                                         18


                                     PART II

Item 2   Changes in Securities                                          19


         Signature Page                                                 20

         Certifications                                                 21 to 22

         Exhibit 99.1                                                   23

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

                                VSB Bancorp, Inc.
                 Consolidated Statements of Financial Condition


                                                       June 30,        December 31,
                                                         2003              2002
                                                     -------------    -------------
                                                      (unaudited)
Assets:
 Cash and due from banks                             $  42,951,662    $  26,095,803
 Investment securities, available for sale              59,172,367       42,999,660
 Loans receivable                                       68,945,827       63,414,511
  Allowance for loan loss                               (1,246,862)      (1,168,358)
                                                     -------------    -------------
    Loans receivable, net                               67,698,965       62,246,153
 Bank premises and equipment, net                        2,334,872        2,399,163
 Accrued interest receivable                               461,257          424,636
 Deferred taxes                                            552,658          263,889
 Other assets                                              748,940          415,322
                                                     -------------    -------------
      Total assets                                   $ 173,920,721    $ 134,844,626
                                                     =============    =============

Liabilities and shareholders' equity:
Liabilities:
 Deposits:
    Demand and checking                              $  64,418,526    $  45,506,450
    NOW                                                 29,790,721       26,573,121
    Money market                                        25,603,645       26,025,830
    Savings                                              9,370,171        7,626,798
    Time                                                32,916,546       17,778,031
                                                     -------------    -------------
      Total Deposits                                   162,099,609      123,510,230
 Escrow deposits                                           244,065          192,135
 Accounts payable and accrued
  expenses                                               1,473,534        1,379,144
                                                     -------------    -------------
     Total liabilities                                 163,817,208      125,081,509

Shareholders' equity:
 Common stock, ($.0001 par value, 3,000,000 shares
    authorized, 1,055,998 issued and outstanding)              106              106
 Additional paid in capital                              7,031,909        7,076,486
 Retained earnings                                       2,877,849        2,259,313
 Accumulated other comprehensive income, net
   of taxes of $168,921 and $380,372,
   respectively                                            193,649          427,212
                                                     -------------    -------------

    Total shareholders' equity                          10,103,513        9,763,117
                                                     -------------    -------------
    Total liabilities and shareholders'
        equity                                       $ 173,920,721    $ 134,844,626
                                                     =============    =============


See notes to financial statements

                                VSB Bancorp, Inc.
                      Consolidated Statements of Operations
                                   (unaudited)


                                        Three months     Three months       Six months       Six months
                                            ended            ended            ended            ended
                                        June 30, 2003    June 30, 2002    June 30, 2003    June 30, 2002
                                        -------------    -------------    -------------    -------------

Interest and dividend income:
 Loans receivable                       $   1,253,241    $   1,100,355    $   2,416,924    $   2,051,826
 Investment securities                        498,444          493,138          971,044          988,160
 Other interest earnings assets                69,780           23,115          121,492           49,291
                                        -------------    -------------    -------------    -------------
     Total interest income                  1,821,465        1,616,608        3,509,460        3,089,277

Interest expense:
 NOW                                           35,396           22,620           66,042           44,286
 Money market                                  69,716           58,407          151,527          112,574
 Savings                                       16,840           19,990           31,422           37,487
 Time                                          88,655           90,966          179,946          194,639
                                        -------------    -------------    -------------    -------------
     Total interest expense                   210,607          191,983          428,937          388,986

Net interest income                         1,610,858        1,424,625        3,080,523        2,700,291
Provision for loan loss                        30,000          105,000           70,000          215,000
                                        -------------    -------------    -------------    -------------
    Net interest income
       after provision for loan loss        1,580,858        1,319,625        3,010,523        2,485,291

Non-interest income:
 Loan fees                                     23,481           23,487           64,309           36,245
 Service charges on deposits                  318,883          292,057          655,932          548,800
 Net rental income                             13,138            5,642            8,963            5,642
 Other income                                  19,603            8,546           30,227           13,454
                                        -------------    -------------    -------------    -------------
     Total non-interest income                375,105          329,732          759,431          604,141

Non-interest expenses:
 Salaries and benefits                        681,783          575,484        1,356,564        1,090,977
 Occupancy expenses                           235,003          203,700          485,323          419,270
 Legal expense                                 25,028           23,017           53,678           43,959
 Professional fees                             41,525           36,420           76,025           70,040
 Computer expense                              69,333           57,186          142,698          119,229
 Other expenses                               245,551          200,350          497,499          393,948
                                        -------------    -------------    -------------    -------------
     Total non-interest expenses            1,298,223        1,096,157        2,611,787        2,137,423

       Income before income taxes             657,740          553,200        1,158,167          952,009
                                        -------------    -------------    -------------    -------------

Provision/(benefit) for income taxes:
 Current                                      323,599          312,275          573,000          559,519
 Deferred                                     (18,309)         (51,601)         (33,369)        (110,993)
                                        -------------    -------------    -------------    -------------
     Total provision for income taxes         305,290          260,674          539,631          448,526

              Net income                $     352,450    $     292,526    $     618,536    $     503,483
                                        =============    =============    =============    =============

Basic income per common share           $        0.33    $        0.28    $        0.59    $        0.48
                                        =============    =============    =============    =============

Fully diluted net income per share      $        0.32    $        0.27    $        0.56    $        0.47
                                        =============    =============    =============    =============

Book value per common share             $        9.57    $        8.51    $        9.57    $        8.51
                                        =============    =============    =============    =============


See notes to financial statements

                                VSB Bancorp, Inc.
           Consolidated Statements of Changes in Shareholders' Equity
         Year Ended December 31, 2002 and Six Months Ended June 30, 2003
                                   (unaudited)


                                                                                                       Accumulated
                                            Number of                    Additional                        Other         Total
                                             Common        Common        Paid-In        Retained      Comprehensive   Stockholders'
                                             Shares        Stock         Capital        Earnings     Earnings/(Loss)     Equity
                                            ---------   ------------   ------------   ------------   ---------------  -------------

Balance at December 31, 2001                1,050,000   $        105   $  6,999,895   $  1,079,005   $    142,021     $   8,221,026


Exercise stock option                           6,000              1         76,591                                          76,592
Comprehensive income:
  Other comprehensive income, net:
    unrealized holding gain arising
    during the year                                                                                       285,191           285,191
  Net income                                       --             --             --      1,180,308             --         1,180,308
                                            ---------   ------------   ------------   ------------   ------------     -------------

Total comprehensive income                                                                                                1,465,499

Balance at December 31, 2002                1,056,000            106      7,076,486      2,259,313        427,212         9,763,117
                                            ---------   ------------   ------------   ------------   ------------     -------------

Cost of holding company
  reorganization                                   (2)                      (44,577)                                        (44,577)
Comprehensive income:
  Other comprehensive income, net:
    unrealized holding loss arising
    during the year                                                                                      (233,563)         (233,563)
  Net income                                       --             --             --        618,536             --           618,536
                                            ---------   ------------   ------------   ------------   ------------     -------------
Total comprehensive income                                                                                                  384,973

 Balance at June 30, 2003                   1,055,998   $        106   $  7,031,909   $  2,877,849   $    193,649     $  10,103,513
                                            =========   ============   ============   ============   ============     =============


See notes to financial statements

                                VSB Bancorp, Inc.
                      Consolidated Statements of Cash Flows
                                   (unaudited)


                                                                      Three months     Three months     Six months      Six months
                                                                          ended            ended           ended           ended
                                                                      June 30, 2003    June 30, 2002   June 30, 2003   June 30, 2002
                                                                      -------------    -------------   -------------   -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                          $     352,450    $    292,526    $    618,536    $    503,483
  Adjustments to reconcile net loss to net cash
    used in operating activities
  Depreciation and amortization                                             127,081          95,701         258,330         187,127
  Amortization of premium, net of accretion of income                        61,844         (25,484)         72,847         (49,081)
  Provision for loan losses                                                  30,000         105,000          70,000         215,000
  (Increase)/decrease in prepaid and other assets                          (409,825)        (38,448)       (333,618)        122,740
  Increase in accrued interest receivable                                   (32,008)        (13,248)        (36,621)        (34,561)
  (Increase) in deferred income taxes                                       (62,258)        (51,601)        (77,318)        (41,757)
  Increase/(decrease) in accrued expenses and other liabilities              13,193         (44,312)         94,390          41,434
                                                                      -------------    ------------    ------------    ------------

    Net cash provided by operating activities                                80,477         320,134         666,546         944,385
                                                                      -------------    ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net increase in loan receivable                                        (5,103,225)     (2,737,041)     (5,388,785)     (8,018,032)
  Proceeds from maturities of money market investments                           --         100,000              --         250,187
  Proceeds from repayment of investments securities,
    available for sale                                                   12,780,272       3,863,715      23,800,453       9,738,573
  Purchases of money market investments                                          --        (100,000)                       (300,000)
  Purchase of investments securities, available for sale                (17,261,251)     (1,505,054)    (40,625,048)     (4,455,127)
  Purchases of premises and equipment                                       (37,681)       (217,457)       (199,503)       (486,195)
  Proceeds from sale of other assets                                             --              --              --          30,000
  Gain on the sale of other assets                                            5,464              --           5,464              --
                                                                      -------------    ------------    ------------    ------------

    Net cash used in investing activities                                (9,616,421)       (595,837)    (22,407,419)     (3,240,594)
                                                                      -------------    ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                                               14,230,388       6,897,970      38,641,309      13,548,874
  Cost of Holding Company reorganization                                    (44,577)             --         (44,577)             --
                                                                      -------------    ------------    ------------    ------------

    Net cash provided by financing activities                            14,185,811       6,897,970      38,596,732      13,548,874
                                                                      -------------    ------------    ------------    ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                 4,649,867       6,622,267      16,855,859      11,252,665
                                                                      -------------    ------------    ------------    ------------

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                                    38,301,795      13,141,913      26,095,803       8,511,515
                                                                      -------------    ------------    ------------    ------------

  END OF PERIOD                                                       $  42,951,662    $ 19,764,180    $ 42,951,662    $ 19,764,180
                                                                      =============    ============    ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
  Cash paid during the period for:
    Interest                                                           $    215,261    $    192,799    $    427,080    $    390,811
                                                                       ============    ============    ============    ============
    Taxes                                                              $    222,605    $    183,550    $    636,547    $    532,717
                                                                       ============    ============    ============    ============


See notes to financial statements

                                                          VSB Bancorp, Inc.
                                                 Consolidated Average Balance Sheets
                                                             (unaudited)

                                                           Three                                             Three
                                                        Months Ended                                      Months Ended
                                                       June 30, 2003                                     June 30, 2002
                                    ----------------------------------------------      --------------------------------------------
                                         Average                         Yield/             Average                         Yield/
                                         Balance            Interest      Cost              Balance            Interest     Cost
                                    -------------------------------------------         --------------------------------------------
Assets:
Interest-earning assets:
  Loans receivable                    $   66,165,606      $  1,253,241    7.60%         $   57,369,292       $ 1,100,355    7.39%
  Money market investments                        --                --      --                 100,000               342    1.37
  Investment securities, AFS              55,366,249           498,444    3.61              35,865,745           493,138    5.51
  Other interest-earning assets           26,823,769            69,780    1.04               6,195,114            22,773    1.47
                                      --------------      -------------                 --------------       -----------
  Total interest-earning assets          148,355,624         1,821,465    4.92              99,530,151         1,616,608    6.34

Non-interest earning assets                9,466,226                                         6,512,024
                                      --------------                                    --------------
  Total assets                        $  157,821,850                                    $  106,042,175
                                      ==============                                    ==============

Liabilities and equity:
Interest-bearing liabilities:
  Savings accounts                    $    9,010,225            16,840    0.75          $    8,891,479            19,990    0.90
  Time accounts                           30,376,084            88,655    1.17              15,908,440            90,966    2.29
  Money market accounts                   23,840,943            69,716    1.17              15,005,266            58,407    1.56
  NOW accounts                            26,705,691            35,396    0.53              16,756,085            22,620    0.54
                                      --------------      ------------    ----          --------------       -----------    ----
  Total interest-bearing liabilities      89,932,943           210,607    0.94              56,561,270           191,983    1.36
  Checking accounts                       56,351,187                                        39,761,849
                                      --------------                                    --------------
Total deposits                           146,284,130                                        96,323,119
Other liabilities                          1,487,117                                         1,170,342
                                      --------------                                    --------------
  Total liabilities                      147,771,247                                        97,493,461
Equity                                    10,050,603                                         8,548,714
                                      --------------                                     -------------
  Total liabilities and equity        $  157,821,850                                     $ 106,042,175
                                      ==============                                     =============

Net interest income/net
 interest rate spread                                     $  1,610,858    3.98%                              $ 1,424,625    4.98%
                                                          ============    ====                               ===========    ====
Net interest earning assets/
 net interest margin                  $   58,422,681                      4.36%          $  42,968,881                      5.57%
                                      ==============                      ====           =============                      ====


Ratio of interest-earning assets to
 interest-bearing liabilities                   1.65x                                             1.76x
                                      ==============                                     =============

(Continued)
                                                               Six                                 Six
                                                           Months Ended                        Months Ended
                                                          June 30, 2003                        June 30, 2002
                                      -----------------------------------------  ---------------------------------------------
                                             Average                     Yield/      Average                         Yield/
                                             Balance       Interest       Cost       Balance            Interest      Cost
                                      -----------------------------------------  ---------------------------------------------
Assets:
Interest-earning assets:
  Loans receivable                        $  65,415,738   $  2,416,924    7.45%    $  54,901,369       $ 2,051,826    7.41%
  Money market investments                           --             --      --            92,573             1,720    3.75
  Investment securities, AFS                 50,522,922        971,044    3.88        36,534,614           988,160    5.45
  Other interest-earning assets              23,843,884        121,492    1.03         6,445,935            47,571    1.49
                                           ------------   ------------             -------------       -----------
  Total interest-earning assets             139,782,544      3,509,460    5.06        97,974,491         3,089,277    6.29

Non-interest earning assets                   9,372,971                                6,365,495
                                          -------------                            -------------
  Total assets                            $ 149,155,515                            $ 104,339,986
                                          =============                            =============

Liabilities and equity:
Interest-bearing liabilities:
  Savings accounts                        $   8,438,827         31,422    0.75     $   8,274,703            37,487    0.91
  Time accounts                              25,949,997        179,946    1.40        16,312,722           194,639    2.41
  Money market accounts                      25,061,017        151,527    1.22        14,458,077           112,574    1.57
  NOW accounts                               25,036,297         66,042    0.53        16,453,290            44,286    0.54
                                          -------------   ------------    ----     -------------       -----------    ----
  Total interest-bearing liabilities         84,486,138        428,937    1.02        55,498,792           388,986    1.41
  Checking accounts                          53,277,979                               39,273,714
                                          -------------                            -------------
Total deposits                              137,764,117                               94,772,506
Other liabilities                             1,397,123                                1,127,779
                                          -------------                            -------------
  Total liabilities                         139,161,240                               95,900,285
Equity                                        9,994,275                                8,439,701
                                          -------------                            -------------
  Total liabilities and equity            $ 149,155,515                            $ 104,339,986
                                          =============                            =============

Net interest income/net
 interest rate spread                                     $  3,080,523     4.04%                       $ 2,700,291    4.87%
                                                          ============     ====                        ===========    ====
Net interest earning assets/
 net interest margin                      $  55,296,406                    4.44%   $  42,475,699                      5.49%
                                          =============                    ====    =============                      ====


Ratio of interest-earning assets to
 interest-bearing liabilities                      1.65x                                    1.77x
                                          =============                            =============

VSB Bancorp, Inc.

NOTES TO FINANCIAL STATEMENTS FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2003 AND 2002 (UNAUDITED)
--------------------------------------------------------------------------------

1.   GENERAL

         VSB Bancorp, Inc. became the holding company for Victory State Bank, a New York chartered commercial bank, on May 30, 2003 as the result of a reorganization of Victory State Bank into the holding company form of organization. The stockholders of Victory State Bank became the stockholders of VSB Bancorp as a result of the reorganization, receiving three shares of VSB Bancorp stock for each two shares of Victory State Bank stock. Each stockholder owns the same percentage interest in VSB Bancorp immediately after the reorganization that the stockholder owned in Victory State Bank immediately before the reorganization, subject to immaterial differences due to adjustments for cash in lieu of fractional shares. VSB Bancorp now owns 100% of the stock of Victory State Bank. No stockholders of Victory State Bank exercised dissenter's rights to receive cash instead of shares of VSB Bancorp. The transaction between these entities under common control was accounted for at historical cost on an as if pool basis.


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

         Cash and Cash Equivalents - Regulation D of the Board of Governors of the Federal Reserve system requires that Victory State Bank maintain non-interest-bearing deposits or cash on hand as reserves against its demand deposits. The amount of reserves which Victory State Bank is required to maintain depends upon its level of transaction accounts. Based upon the amount of transaction accounts during the quarterly measurement period from April 17, 2003 through July 16, 2003, Victory State Bank is required to maintain reserves, after deducting vault cash, of $3,252,000. Reserves are required to be maintained on a weekly basis, so, from time to time, Victory State Bank may use available cash reserves on a day to day basis, so long as the weekly average reserves satisfy Regulation D requirements. Due to increases in the volume of transaction accounts, Victory State Bank will be required to report transaction account levels to the Federal Reserve on a weekly rather than quarterly basis beginning September 2003.

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

         The Company invests primarily in agency Collateralized Mortgage-Backed Obligations ("CMOs") with average lives under 4.5 years and Mortgage-Backed Securities. These securities are primarily issued by the Federal National Mortgage Association ("FNMA"), the Government National Mortgage Association ("GNMA") or the Federal Home Loan Mortgage Corporation ("FHLMC") and are primarily comprised of mortgage pools guaranteed by FNMA, GNMA or FHLMC. The Company also invests in whole loan CMOs, all of which are AAA rated. These securities expose the Company to risks such as interest rate, prepayment and credit risk and thus pay a higher rate of return than comparable treasury issues.

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

         The Company adopted a policy whereby all loans 90 days past due are placed on non-accrual status. It is the Company's policy to cease the accrual of interest on loans to borrowers past due less than 90 days where a probable loss is estimated and to reverse out of income all interest that is due. The Company continues to accrue interest on construction loans that are 90 days past contractual maturity date if the loan is expected to be paid in full in the next 60 days and all interest is paid up to date.

         Loan origination fees and certain direct loan origination costs are deferred and the net amount recognized over the contractual loan terms using the level-yield method, adjusted for periodic prepayments in certain circumstances.

         The Company considers a loan to be impaired when, based on current information, it is probable that the Company will be unable to collect all principal and interest payments due according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral. The fair value of the collateral, as reduced by costs to sell, is utilized if a loan is collateral dependent.

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

         Basic and Fully-Diluted Net Income Per Common Share - The basic net income per share of common stock is based on 1,055,998, the weighted average number of common stock outstanding. Fully-diluted net income per share of common stock is based on 1,096,544 and 1,096,494, the weighted average number of common stock and common stock equivalents outstanding for the three and six months ended June 30, 2003, respectively and is calculated using the treasury method. The weighted average number of common stock equivalents excluded in calculating fully-dilutive net income per common share due to the anti-dilutive effect is 43,304 and 43,354 for the three and six months ended June 30, 2003, respectively. Common stock equivalents were calculated using the treasury stock method.

         Stock Based Compensation - At June 30, 2003, the Company had stock-based employee compensation plans. The Company accounts for these plans under APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation expense has been reflected in net income for stock options as all rights and options to purchase the Company's stock granted under these plans have an exercise price equal to the market value of the underlying stock on the date of grant.

         If compensation cost for the stock option plans awards had been measured based on the fair value of the stock options awarded at the grant dates, net income and diluted earnings per common share would have been reduced to the pro-forma amounts on the table below for the three and six months ended June 30, 2003 and 2002.

                                                  For the three   For the three   For the six    For the six
                                                  Months Ended    Months Ended    Months Ended   Months Ended
                                                    June 30,        June 30,        June 30,       June 30,
                                                      2003            2002            2003           2002
                                                  -------------   -------------   ------------   ------------

Net Income
  As reported                                     $     352,450   $     292,526   $    618,536   $    503,483
  Less: Total stock-based compensation
  expense determined under the fair value
  method for all rewards, net of related
  tax effects                                             5,167           5,736         10,333         11,471
                                                  -------------   -------------   ------------   ------------

Pro-forma                                         $     347,283   $     286,790   $    608,203   $    492,012
                                                  =============   =============   ============   ============

Diluted earnings per common share
  As reported                                     $        0.32   $        0.27   $       0.56   $       0.47
  Less: Total stock-based compensation
  expense determined under the fair value
  method for all rewards, net of related
  tax effects                                                --            0.01           0.01           0.01
                                                  -------------   -------------   ------------   ------------

Pro-forma                                         $        0.32   $        0.26   $       0.55   $       0.46
                                                  =============   =============   ============   ============


(CONTINUED)

                                                     For the        For the
                                                    Year Ended     Year Ended
                                                   December 31,   December 31,
                                                       2001           2000
                                                   ------------   ------------

Net Income
  As reported                                      $    925,032   $    568,615
  Less: Total stock-based compensation
  expense determined under the fair value
  method for all rewards, net of related
  tax effects                                            31,281         95,305
                                                   ------------   ------------

Pro-forma                                          $    893,751   $    473,310
                                                   ============   ============

Diluted earnings per common share
  As reported                                      $      1.31    $       0.81
  Less: Total stock-based compensation
  expense determined under the fair value
  method for all rewards, net of related
  tax effects                                             0.03            0.13
                                                   -----------    ------------

Pro-forma                                          $      1.28    $       0.68
                                                   ===========    ============

Recently-Issued Accounting Standards - In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"), which establishes how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect that the adoption of SFAS 150 will have a material impact on its financial position or results of operations because the Company does not have at this time, any financial instruments that have characteristics of both liabilities and equity.


Item 2

Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

         Our total assets were $173,920,721 at June 30, 2003, an increase of $39,076,095, or 29.0%, since December 31, 2002. The increase resulted from the investment of funds which were available to us as the result of an increase in deposits. The deposit increase was caused generally by our efforts to grow our franchise and specifically by the increase in our deposits at our new Hylan Branch which we opened in December 2002, coupled with deposit increases at our other offices. Our investment of these funds generated the following increases in assets.

     o   A $16,172,707 increase in investment securities available for sale
     o   A $ 5,452,812 increase in net loans receivable
     o   A $16,855,859 increase in cash and due from banks.

In addition, we also experienced increases in other asset categories due to normal fluctuations in operations.

         Our deposits were $162,343,674 at June 30, 2003, an increase of $38,641,309, or 31.2%, from December 31, 2002, which provided most of the funds used for the increase in assets. Substantially all of the increase was due to a $18,964,006 increase in non-interest demand deposits and a $15,138,515 increase in time deposits.

         We opened for business in November 1997 and management has worked throughout the past five and-one half years to grow our franchise. From one office in 1997, we now have four offices. From no deposits, no loans and less than $7.0 million of assets on the day we opened for business in 1997, we grew to total assets of $173.9 million, total deposits of $162.3 million and capital of $10.1 million by June 30, 2003.

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

         A continuation of adverse general economic conditions could make it difficult for us to execute our growth plans. Furthermore, regulatory capital requirements could have a negative effect on our ability to grow if growth outpaces our ability to support that growth with increased capital. We expect to increase capital through an offering of trust preferred securities at the holding company level by VSB Bancorp during the third quarter of this year. We will then contribute substantially all of the proceeds of the offering to our subsidiary, Victory State Bank, thus increasing its capital and allowing us to satisfy regulatory capital requirements applicable to bank and bank holding companies while continuing to grow. However, trust preferred securities will cause us to incur an interest expense at the holding company level.

         Total shareholder's equity was $10,103,513 at June 30, 2003, an increase of $340,396 during the first six months. The increase reflected net income of $618,536 for the six months, reduced by a decline of $233,563 in other comprehensive income due to a reduction in the unrealized gain in securities available for sale during the first six months of 2003. VSB Bancorp, Inc. satisfied all capital ratio requirements of the Federal Reserve at June 30, 2003, with a Tier I Leverage Capital Ratio of 6.28%, a ratio of Tier I Capital to Risk-Weighted Assets Ratio of 10.93%, and a Total Capital to Risk-Weighted Assets Ratio of 12.19%.


Results of Operations for the Quarters Ended June 30, 2003 and June 30, 2002

         General. We had net income of $352,450 for the quarter ended June 30, 2003, compared to net income of $292,526 for the comparable quarter in 2002. The principal categories which make up the 2003 net income are:

     o   Interest income of $1,821,465

     o   Reduced by interest expense of $210,607

     o   Reduced by the provision for loan losses of $30,000

     o   Increased by non-interest income of $375,105

     o   Reduced by non-interest expense of $1,298,223

     o   Reduced by $305,290 in income tax expense.

         We discuss each of these categories individually and the reasons for the differences between the quarter ended June 30, 2003 and the comparable quarter in 2002 in the following paragraphs. The over-riding factor affecting the changes in our operating results in all these categories is our continued implementation of our growth strategy as we discussed above. Opening new branches, as we did in December 2002, initially has a dampening effect on net income because we must begin incurring the staffing and occupancy expense of a new branch before we generate funds from that branch for investment. However, we expect that the longer term consequences of branch expansion will be positive, as deposits and loans are gradually generated by new branches and then invested in interest earning assets.

         Interest Income. Interest income was $1,821,465 for the quarter ended June 30, 2003, compared to $1,616,608 for the quarter ended June 30, 2002, an increase of 12.7%. We increased the average balance of our loans from $57,369,292 during the 2002 quarter to $66,165,606 during the 2003 quarter and our loan yield increased 31 basis points due to the realization of interest income on loans previously classified as non-accrual. This was the fuel that drove the $152,886 increase in interest income from loans, representing most of the $204,857 overall increase in interest income. Although our average yield on interest-earning assets declined by 142 basis points, the effect of the increase in average volume outweighed the effect of this decrease in yield. We also experienced a $46,665 increase in income from other interest earning assets and a $5,306 increase in interest from investment securities. Management invested most of the increase in funds not required to fund loans in other interest earning assets rather than in investment securities because of the inherent volatility of the demand deposit base and the limited number of effective alternatives available in this low interest rate environment.

         Interest Expense. Interest expense was $210,607 for the quarter ended June 30, 2003, compared to $191,983 for the quarter ended June 30, 2002, an increase of 9.7%. The increase was the direct result of increases in the average balance of all principal interest-bearing deposit categories - money market accounts, NOW accounts, certificates of deposit and savings accounts - as we sought funds to grow our asset base. However, the increase in interest expense was substantially moderated because of declines in market interest rate conditions. Our average cost of funds declined from 1.36% to 0.94% between the periods. Although only a 42 basis point decline, the decline represented a 30.9% decrease in our cost of funds. Furthermore, we continued to increase the volume of non-interest checking accounts as a zero cost funding source.

         Net Interest Income Before Provision for Loan Losses. Net interest income before the provision for loan losses was $1,610,858 for the quarter ended June 30, 2003, an increase of $186,233 over the $1,424,625 we had in the comparable 2002 quarter. The increase was driven entirely by the increase in the volume of interest-earning assets, but was partially offset by a 100 basis point decline in our interest rate spread and a 121 basis point decline in our net interest margin. The spread and margin declined principally due to the effects of declining market interest rates coupled with a reduction in the percentage of our average assets invested in loans between the periods because the percentage growth in assets exceeded the percentage of loan growth.

         Loans are our highest yielding asset category, and the average rate we earned on loans was 7.6% during the 2003 quarter, having increased 21 basis points from the 2002 quarter. In contrast, the average yield on other (non-loan) interest earning assets was only approximately 2.8% during the 2003 quarter, compared to approximately 4.9% during the 2002 quarter. An increase in the percentage of assets invested in interest earning assets other than loans had the effect of decreasing our overall average yield.

         Most of our loans have interest rates that are based upon the fluctuating prime rate, which was 4.75% through most of 2002, declining to 4.25% in November 2002 and declining to 4.00% in June 2003. Despite the prime rate decline, the effect of that decline on our yields was moderated because many of our prime-based loans have interest rate floors which have been reached, so that the decline in the prime rate in November 2002 and June 2003 did not cause the rates on those loans to further decline. In contrast, the yield on non-loan investments decreased because declining market rates drove down the yields we could earn on those investments and we shifted the mix of investments towards lower yielding other interest earning assets and away from higher yielding investment securities because of the volatility associated with the larger demand deposit base and the timing of loans to be financed.

         The average interest rate spread was 3.98% for the three months ended June 30, 2003, compared to 4.98% for the same period in 2002 and the average interest rate margin was 4.36% for the 2003 quarter, compared to 5.57% for the same quarter last year. The difference between the average interest rate spread and the average interest rate margin reflects the level of capital and non-interest-bearing checking accounts which we have to fund interest-earning assets. However, the decline in the difference between our spread and the margin from 59 basis points (5.57% minus 4.98%) for the 2002 quarter to 38 basis points (4.36% minus 3.98%) reflects that non-interest-bearing demand deposits and capital are more valuable as funding sources when market interest rates are higher and they can be invested in higher yielding assets. Furthermore, as we grow and leverage our capital, non-interest bearing capital represents a decreasing percentage of our funding sources.

         Provision for Loan Losses. The provision for loan losses was $30,000 for the quarter ended June 30, 2003, compared to $105,000 for the quarter ended June 30, 2002. The reduction in the provision was primarily due to a reduction in the rate of increase in the loan portfolio, which occurred for the reasons set forth above. The provision for loan losses in any period depends upon the amount necessary to bring the allowance for loan losses to the level management believes is adequate, after taking into account charge offs and recoveries. Our allowance for loan losses is based on management's evaluation of the risks inherent in our loan portfolio and the general economy. Management periodically evaluates both broad categories of performing loans and problem loans individually to assess the appropriate level of the allowance.

         Although management uses available information to assess the adequacy of the allowance on a quarterly basis in consultation with outside advisors and the board of directors, changes in national or local economic conditions, the circumstances of individual borrowers, or other factors, may change, increasing the level of problem loans and requiring an increase in the level of the allowance. The allowance for loan losses represented 1.81% of total loans at

June 30, 2003, but there can be no assurance that a higher level, or a higher provision for loan losses, will not be necessary in the future.

         Non-interest Income. Non-interest income was $375,105 for the three months ended June 30, 2003, compared to $329,732 during the same period last year. The $45,373 increase was caused primarily by a $26,826 increase in service charges on deposits as a direct result of an increase in total deposits and an increase in overdraft fees charged to customers.

         Non-interest Expense. Non-interest expense was $1,298,223 for the quarter ended June 30, 2003, compared to $1,096,157 for the quarter ended June 30, 2002. Of the $202,066 increase, the principal causes were:

     o $106,299 in higher salary and benefits costs due to an increase in staffing to support growth. We had 50 full time equivalent employees at June 30, 2003 compared to 39 at June 30, 2002.

     o $31,303 in higher occupancy expense, primarily due to the opening of our Hylan Branch in December 2002.

     o An increase of $45,201 in "other expenses" which also reflected the effects of growth on other expense categories.

         Income Tax Expense. Income tax expense was $305,290 for the quarter ended June 30, 2003, compared to income tax expense of $260,674 for the quarter ended June 30, 2002. Our effective tax rate declined due to a reduction of the corporate tax rate in New York State.


Results of Operations for the Six Months Ended June 30, 2003 and June 30, 2002

         General. We had net income of $618,536 for the six months ended June 30, 2003, compared to net income of $503,483 for the comparable six months in 2002. The principal categories which make up the 2003 net income are:

         o   Interest income of $3,509,460
         o   Reduced by interest expense of $428,937
         o   Reduced by the provision for loan losses of $70,000
         o   Increased by non-interest income of $759,431
         o   Reduced by non-interest expense of $2,611,787
         o   Reduced by $539,631 in income tax expense.

         We discuss each of these categories individually and the reasons for the differences between the six months ended June 30, 2003 and the comparable six months in 2002 in the following paragraphs. The over-riding factor affecting the changes in our operating results in all these categories is our continued implementation of our growth strategy as we discussed above. Opening new branches initially has a dampening effect on net income because we must begin incurring the staffing and occupancy expense of a new branch before we generate funds from that branch for investment. However, we expect that the longer term consequences of branch expansion will be positive, as deposits and loans are gradually generated by new branches and then invested in interest earning assets.

         Interest Income. Interest income was $3,509,460 for the six months ended June 30, 2003, compared to $3,089,277 for the six months ended June 30, 2002, an increase of 13.6%. We increased the average balance of our loans from $54,901,369 during the first six months of 2002 to $65,415,738 during the first six months of 2003, which was the fuel that drove a $365,098 increase in interest income from loans, representing most of the $420,183 overall increase in interest income. Although our average yield on interest-earning assets declined by 123 basis points, the effect of the increase in average volume outweighed the effect of this decrease in yield. We also experienced a $72,201 increase in income from other interest earning assets, offset by a $17,116 decrease in interest from investment securities. Management invested most of the increase in funds not required to fund loans in other interest earning assets rather than in investment securities because of the inherent volatility of the demand deposit base and the limited number of effective alternatives available in this low interest rate environment.

         Interest Expense. Interest expense was $428,937 for the six months ended June 30, 2003, compared to $388,986 for the six months ended June 30, 2002, an increase of 10.3%. The increase was the direct result of increases in the average balance of all principal interest-bearing deposit categories - money market accounts, NOW accounts, certificates of deposit and savings accounts - as we sought funds to grow our asset base. However, the increase in interest expense was substantially moderated because of declines in market interest rate conditions. Our average cost of funds declined from 1.41% to 1.02% between the periods. Although only a 39 basis point decline, the decline represented a 27.7% decrease in our cost of funds. Furthermore, we continued to increase the volume of non-interest checking accounts as a zero cost funding source.

         Net Interest Income Before Provision for Loan Losses. Net interest income before the provision for loan losses was $3,080,523 for the six months ended June 30, 2003, an increase of $380,232 over the $2,700,291 we had in the comparable six months of 2002. The increase was driven entirely by the increase in the volume of interest-earning assets, but was partially offset by an 83 basis point decline in our interest rate spread and a 105 basis point decline in our net interest margin. The spread and margin declined principally due to the effects of declining market interest rates coupled with a reduction in the percentage of our average assets invested in loans between the periods due to assets growing at a greater percentage of assets as compared to the percentage of loan growth.

         Loans are our highest yielding asset category, and the average rate we earned on loans was 7.45% during the first six months of 2003, substantially the same yield from the first six months of 2002. In contrast, the average yield on other (non-loan) interest earning assets was only approximately 3.0% during the first six months of 2003, compared to approximately 4.9% during the first six months of 2002. An increase in the percentage of assets invested in interest earning assets other than loans had the effect of decreasing our overall average yield.

         The stability in the loan yield was not reflective of the approximately 190 basis point decline in the yield on other earning assets. Most of our loans have interest rates that are based upon the fluctuating prime rate. Despite the prime rate decline, the effect of that decline on our yields was moderated because many of our prime-based loans have interest rate floors which have been reached, so that the decline in the prime rate in June 2003 did not cause the rates on those loans to further decline. In contrast, the yield on non-loan investments declined more rapidly because declining market rates drove down the yields we could earn on those investments and we shifted the mix of investments towards lower yielding other earning assets and away from higher yielding investment securities because of the volatility associated with the larger demand deposit base and the timing of loans to be financed.

         The average interest rate spread was 4.04% for the six months ended June 30, 2003, compared to 4.87% for the same period in 2002 and the average interest rate margin was 4.44% for the six months ended June 30, 2003, compared to 5.49% for the same six months last year. The difference between the average interest rate spread and the average interest rate margin reflects the level of capital and non-interest-bearing checking accounts which we have to fund interest-earning assets. However, the decline in the difference between our spread and the margin from 62 basis points (5.49% minus 4.87%) for the six months ended June 30, 2002 to 40 basis points (4.44% minus 4.04%)for the same six months last year reflects that non-interest-bearing demand deposits and capital are more valuable as funding sources when market interest rates are higher and they can be invested in higher yielding assets. Furthermore, as we grow and leverage our capital, non-interest bearing capital represents a decreasing percentage of our funding sources.

         Provision for Loan Losses. The provision for loan losses was $70,000 for the six months ended June 30, 2003, compared to $215,000 for the six months ended June 30, 2002. The reduction in the provision was primarily due to a reduction in the rate of increase in the loan portfolio, which occurred for the reasons set forth above. The provision for loan losses in any period depends upon the amount necessary to bring the allowance for loan losses to the level management believes is adequate, after taking into account charge offs and recoveries. Our allowance for loan losses is based on management's evaluation of the risks inherent in our loan portfolio and the general economy. Management periodically evaluates both broad categories of performing loans and problem loans individually to assess the appropriate level of the allowance.

         Non-interest Income. Non-interest income was $759,431 for the six months ended June 30, 2003, compared to $604,141 during the same period last year. The $155,290 increase was caused primarily by a $107,132 increase in service charges on deposits as a direct result of an increase in total deposits and an increase in overdraft fees charged to customers. The $28,064 increase in loan fees was attributed to the increase in letter of credit fees collected in the first quarter of 2003.

         Non-interest Expense. Non-interest expense was $2,611,787 for the six months ended June 30, 2003, compared to $2,137,423 for the six months ended June 30, 2002. Of the $474,364 increase, the principal causes were:

     o $265,587 in higher salary and benefits costs due to an increase in staffing to support growth. We had 50 full time equivalent employees at June 30, 2003 compared to 39 at June 30, 2002.

     o $66,053 in higher occupancy expense, primarily due to the opening of our Hylan Branch in December 2002.

     o An increase of $103,551 in "other expenses" which also reflected the effects of growth on other expense categories.

         Income Tax Expense. Income tax expense was $539,631 for the six months ended June 30, 2003, compared to income tax expense of $448,526 for the six months ended June 30, 2002. Our effective tax rate declined due to a reduction of the corporate tax rate in New York State.


Liquidity and Capital Resources

         Our primary sources of funds are increases in deposits and proceeds from the repayment of investment securities. We use these funds principally to purchase new investment securities and to fund increases in our loan portfolio.

         During the six months ended June 30, 2003, we had a net increase in deposits of $38,641,309 and proceeds from repayment of investment securities totaled $23,800,453. The increase in deposit is primarily attributed to the opening of a fourth branch in December 2002 and the receipt of a $10 million deposit from the State of New York Comptroller's office due to Bank's establishment of a banking development district in St. George. As we discussed above, our loan portfolio grew during the first six months of 2003. Therefore, we used $5,388,785 of the available funds to fund loan growth. Substantially all of the remainder of the increase in funds available for investment were used to purchase investment securities in the amount of $40,625,048 and to increase cash and cash equivalents.

         In contrast, during the comparable period of 2002, deposits increased by $13,548,874 and proceeds from the repayment of investment securities totaled $9,738,573. We used these funds to finance an $8,018,032 increase in loan portfolio and the purchase $4,455,127 of investment securities and money market investments.

         In both the first six months of 2002 and 2003, funds available to us exceeded the amount of investments we chose to make, so we experienced a $11,252,665 increase in cash and cash equivalents in the first six months of 2002 and a $16,855,859 increase in cash and cash equivalents during the first six months of 2003. Total cash and cash equivalents at June 30, 2003 were

$42,951,662. One of the important tasks facing management in upcoming periods is to seek to satisfactorily deploy this level of cash and cash equivalent into higher yielding loans.


Critical Accounting Policies and Judgments

         The Company's consolidated financial statements are prepared based on the application of certain accounting policies, the most significant of which are described in Note 2 "Summary of Significant Accounting Policies" in the Notes to the Consolidated Financial Statements and in the Management's Discussion and Analysis of Financial Condition and Results of Operations: Impact of New Accounting Pronouncements" in the Company's Form 10 as filed on April 4, 2003. Certain of these policies require numerous estimates and strategic or economic assumptions that may prove inaccurate or subject to variations and may significantly affect the Company's reported results and financial position for the period or future periods. The use of estimates, assumptions, and judgments are necessary when financial assets and liabilities are required to be recorded at, or adjusted to reflect, fair value. The Company's assets and liabilities that are carried at fair value inherently result in more financial statement volatility. Fair values and the information used to record valuation adjustments for certain assets and liabilities are based on either quoted market prices or provided by other independent third-party sources, when available. When such information is not available, the Company's management estimates valuation adjustments primarily by using internal cash flow and other financial modeling techniques. Changes in underlying factors, assumptions, or estimates in any of these areas could have a material impact on the Company's future financial condition and results of operations.


Item 3 - Controls and Procedures

         Evaluation of Disclosure Controls and Procedures: Within the 90 day period prior to the filing of this report, we undertook an evaluation of our disclosure controls and procedures under the supervision and with the participation of Merton Corn, our President and CEO, and Raffaele Branca, our Executive Vice President and CFO. Disclosure controls are the systems and procedures we use that are designed to ensure that information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934 (such as annual reports on Form 10-KSB and quarterly periodic reports on Form 10-QSB) is recorded, processed, summarized and reported, in a manner which will allow senior management to make timely decisions on the public disclosure of that information. Messrs. Corn and Branca concluded that our current disclosure controls and procedures are effective in ensuring that such information is (i) collected and communicated to senior management in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Since our last evaluation of our disclosure controls, we have not made any significant changes in, or corrective actions taken regarding, either our internal controls or other factors that could significantly affect those controls.

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

                                     Part II

Item 2 - Changes in Securities

         Our common stock was issued in exchange for the outstanding securities of Victory State Bank in a holding company reorganization which was exempt from registration under the Securities Act of 1933 pursuant to Section 3(a)(12). The exchange was effective at the close of business on May 30, 2003. All the shares we issued were common stock. There was no underwriter in connection with the transaction. We issued our common stock on a three for two exchange basis, so each stockholder of Victory State Bank was entitled to receive three shares of our common stock for each two shares of Victory State Bank stock that they owned. Victory State Bank had 704,000 shares of common stock outstanding prior to the reorganization, so we issued 1,055,998 common shares of VSB Bancorp, Inc. upon consummation of the reorganization, subject to the final adjustment based upon settlement for fractional shares in cash. We settled for fractional shares in cash at the rate of $8.88 for each one-half share of our common stock, with a total settlement of two common shares of VSB Bancorp, Inc. common stock.

Signature Page

         In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            VSB Bancorp, Inc.



Date: August 13, 2003       /s/ Merton Corn
                            ----------------------------------------------------
                            Merton Corn
                            President and Chief Executive Officer



Date: August 13, 2003       /s/ Raffaele M. Branca
                            ----------------------------------------------------
                            Raffaele M. Branca
                            Executive Vice President and Chief Financial Officer



                                  EXHIBIT INDEX

Exhibit
Number           Description of Exhibit
-------          ----------------------

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) Designed such internal control of financial reporting, or caused such internal control of financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial data; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control of financial reporting.



Date: August 13, 2003                      /s/ Merton Corn
                                           -------------------------------------
                                           Merton Corn,
                                           President and Chief Executive Officer

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) Designed such internal control of financial reporting, or caused such internal control of financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial data; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control of financial reporting.



Date: August 13, 2003                      /s/ Raffaele M. Branca
                                           -------------------------------------
                                           Raffaele M. Branca, EVP and
                                           Chief Financial Officer