Form 10QSB
period 2003-09-30
VSB BANCORP INC
filed 2003-11-13
CIK 1225874

UNITED STATES
                        SECURITY AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20849


                                   FORM 10-QSB


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
              ACT OF 1934 FOR THE QUARTER ENDED SEPTEMBER 30, 2003


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


The Registrant had 1,055,998 common shares outstanding as of October 31, 2003.

                              CROSS REFERENCE INDEX


                                     PART I
                                                                          Page
                                                                        --------

Item 1   Statements of Financial Condition as of September 30, 2003
            (unaudited) and December 31, 2002 .........................        4

         Statements of Operations for the Three and Nine Months
            Ended September 30, 2003 and 2002 (unaudited) .............        5

         Statements of Changes in Shareholders' Equity for the Nine
            Months Ended September 30, 2003 (unaudited) and the
            Years Ended December 31, 2002 and 2001. ...................        6

         Statements of Cash Flows for the Three and Nine Months Ended
            September 30, 2003 and 2002 (unaudited) ...................        7

         Average Balance Sheets for the Three and Nine Months Ended
            September 30, 2003 and 2002 (unaudited) ...................        8

         Notes to Financial Statements for the Three and Nine Months
            Ended September 30, 2003 and 2002 (unaudited) .............  9 to 12

Item 2   Management's Discussion and Analysis of Financial Condition
            and Results of Operations ................................. 12 to 19

Item 3   Control and Procedures .......................................       20


                                     PART II

Item 2   Changes in Securities ........................................       20


         Signature Page ...............................................       21

         Certifications ............................................... 22 to 23

         Exhibit 99.1 .................................................       24

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

                                 VSB Bancorp, Inc.
                  Consolidated Statements of Financial Condition


                                                     September 30,     December 31,
                                                         2003             2002
                                                     -------------    -------------
                                                      (unaudited)
Assets:
 Cash and due from banks                             $  40,884,301    $  26,095,803
 Investment securities, available for sale              75,414,010       42,999,660
 Loans receivable                                       71,273,755       63,414,511
  Allowance for loan loss                               (1,117,279)      (1,168,358)
                                                     -------------    -------------
   Loans receivable, net                                70,156,476       62,246,153
 Bank premises and equipment, net                        2,238,496        2,399,163
 Accrued interest receivable                               558,482          424,636
 Deferred taxes                                            562,093          263,889
 Other assets                                              488,212          415,322
                                                     -------------    -------------
    Total assets                                     $ 190,302,070    $ 134,844,626
                                                     =============    =============

Liabilities and shareholders' equity:
Liabilities:
 Deposits:
   Demand and checking                               $  78,810,482    $  45,506,450
   NOW                                                  28,012,020       26,573,121
   Money market                                         25,894,466       26,025,830
   Savings                                               9,979,595        7,626,798
   Time                                                 30,230,420       17,778,031
                                                     -------------    -------------
    Total Deposits                                     172,926,983      123,510,230
 Escrow deposits                                           444,417          192,135
 Trust preferred securities                              5,000,000               --
 Accounts payable and accrued
  expenses                                               1,476,824        1,379,144
                                                     -------------    -------------
    Total liabilities                                  179,848,224      125,081,509
                                                     -------------    -------------

Shareholders' equity:
 Common stock, ($.0001 par value, 3,000,000 shares
  authorized, 1,055,998 issued and outstanding at
  September 30, 2003; 1,056,000 issued and
  outstanding at December 31, 2002)                            106              106
 Additional paid in capital                              7,031,499        7,076,486
 Retained earnings                                       3,266,169        2,259,313
 Accumulated other comprehensive income, net
  of taxes of $136,089 and $380,372,
  respectively                                             156,072          427,212
                                                     -------------    -------------

    Total shareholders' equity                          10,453,846        9,763,117
                                                     -------------    -------------

    Total liabilities and shareholders'
     equity                                          $ 190,302,070    $ 134,844,626
                                                     =============    =============


See notes to financial statements

                                            VSB Bancorp, Inc.
                                  Consolidated Statements of Operations
                                               (unaudited)


                                         Three months     Three months     Nine months      Nine months
                                            ended            ended            ended            ended
                                        Sep. 30, 2003    Sep. 30, 2002    Sep. 30, 2003    Sep. 30, 2002
                                        -------------    -------------    -------------    -------------
Interest and dividend income:
 Loans receivable                       $   1,349,614    $   1,102,140    $   3,766,538    $   3,153,966
 Investment securities                        495,576          450,648        1,466,620        1,438,808
 Other interest earnings assets                54,542           67,219          176,034          116,510
                                        -------------    -------------    -------------    -------------
   Total interest income                    1,899,732        1,620,007        5,409,192        4,709,284

Interest expense:
 NOW                                           30,199           26,211           96,241           70,497
 Money market                                  57,946           64,300          209,473          176,874
 Savings                                       13,228           18,422           44,650           55,909
 Trust preferred                               31,666               --           31,666               --
 Time                                          83,732           98,152          263,678          292,791
                                        -------------    -------------    -------------    -------------
   Total interest expense                     216,771          207,085          645,708          596,071

Net interest income                         1,682,961        1,412,922        4,763,484        4,113,213

Provision for loan loss                        50,000           60,000          120,000          275,000
                                        -------------    -------------    -------------    -------------
   Net interest income
    after provision for loan loss           1,632,961        1,352,922        4,643,484        3,838,213
                                        -------------    -------------    -------------    -------------

Non-interest income:
 Loan fees                                     27,262           24,540           91,571           60,785
 Service charges on deposits                  354,889          305,828        1,010,821          854,628
 Net rental income                              9,792            6,570           18,755           12,212
 Other income                                  15,839            8,924           46,066           22,378
                                        -------------    -------------    -------------    -------------
   Total non-interest income                  407,782          345,862        1,167,213          950,003
                                        -------------    -------------    -------------    -------------

Non-interest expenses:
 Salaries and benefits                        706,875          612,756        2,063,439        1,703,733
 Occupancy expenses                           230,309          191,339          715,632          610,609
 Legal expense                                 36,545           11,509           90,223           55,468
 Professional fees                             37,880           35,070          113,905          105,110
 Computer expense                              74,539           59,545          217,237          178,774
 Other expenses                               227,857          200,392          725,356          594,340
                                        -------------    -------------    -------------    -------------
   Total non-interest expenses              1,314,005        1,110,611        3,925,792        3,248,034

     Income before income taxes               726,738          588,173        1,884,905        1,540,182
                                        -------------    -------------    -------------    -------------

Provision/(benefit) for income taxes:
 Current                                      372,959          308,258          945,959          867,777
 Deferred                                     (34,541)         (31,312)         (67,910)        (142,305)
                                        -------------    -------------    -------------    -------------
   Total provision for income taxes           338,418          276,946          878,049          725,472

       Net income                       $     388,320    $     311,227    $   1,006,856    $     814,710
                                        =============    =============    =============    =============

Basic income per common share           $        0.37    $        0.30    $        0.95    $        0.78
                                        =============    =============    =============    =============

Fully diluted net income per share      $        0.35    $        0.29    $        0.92    $        0.76
                                        =============    =============    =============    =============

Book value per common share             $        9.90    $        8.71    $        9.90    $        8.71
                                        =============    =============    =============    =============


See notes to financial statements

                                                        VSB Bancorp, Inc.
                                   Consolidated Statements of Changes in Shareholders' Equity
                              Year Ended December 31, 2002 and Nine Months Ended September 30, 2003
                                                           (unaudited)


                                                                                                    Accumulated
                                        Number of                     Additional                       Other           Total
                                         Common          Common        Paid-In         Retained     Comprehensive   Stockholders'
                                         Shares          Stock         Capital         Earnings    Earnings/(Loss)     Equity
                                      ------------    ------------   ------------    ------------   ------------    ------------

Balance at December 31, 2001             1,050,000    $        105   $  6,999,895    $  1,079,005   $    142,021    $  8,221,026


Exercise of stock option                     6,000               1         76,591                                         76,592
Comprehensive income:
  Other comprehensive income, net:
    unrealized holding gain arising
    during the year                                                                                      285,191         285,191
  Net income                                    --              --             --       1,180,308             --       1,180,308
                                      ------------    ------------   ------------    ------------   ------------    ------------
Total comprehensive income                                                                                             1,465,499


Balance at December 31, 2002             1,056,000             106      7,076,486       2,259,313        427,212       9,763,117
                                      ------------    ------------   ------------    ------------   ------------    ------------

Cost of holding company
    reorganization                              (2)                       (44,987)                                       (44,987)
Comprehensive income:
  Other comprehensive income, net:
    unrealized holding loss arising
    during the year                                                                                     (271,140)       (271,140)
  Net income                                    --              --             --       1,006,856             --       1,006,856
                                      ------------    ------------   ------------    ------------   ------------    ------------
Total comprehensive income                                                                                               735,716


Balance at September 30, 2003            1,055,998    $        106   $  7,031,499    $  3,266,169   $    156,072    $ 10,453,846
                                      ============    ============   ============    ============   ============    ============


See notes to financial statements

                                                     VSB Bancorp, Inc.
                                           Consolidated Statements of Cash Flows
                                                        (unaudited)


                                                            Three months     Three months     Nine months      Nine months
                                                               ended            ended            ended            ended
                                                           Sep. 30, 2003    Sep. 30, 2002    Sep. 30, 2003    Sep. 30, 2002
                                                           -------------    -------------    -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                               $     388,320    $     311,227    $   1,006,856    $     814,710
  Adjustments to reconcile net loss to net cash
    used in operating activities
  Depreciation and amortization                                  125,760           92,487          384,090          279,614
  Amortization of premium, net of accretion of income            118,021          (30,822)         190,868          (79,903)
  Provision for loan losses                                       50,000           60,000          120,000          275,000
  (Decrease)/increase in prepaid and other assets                260,728          507,301          (72,890)         630,041
  (Increase)/decrease in accrued interest receivable             (97,225)          16,231         (133,846)         (18,330)
  Decrease/(increase) in deferred income taxes                    23,398          (31,312)         (53,920)         (73,069)
  Increase in accrued expenses and other liabilities               3,290          173,307           97,680          214,741
                                                           -------------    -------------    -------------    -------------

        Net cash provided by operating activities                872,292        1,098,419        1,538,838        2,042,804
                                                           -------------    -------------    -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net increase in loan receivable                             (2,437,328)        (199,534)      (7,826,113)      (8,217,566)
  Proceeds from maturities of money market investments                --          100,000               --          350,187
  Proceeds from repayment of investments securities,
      available for sale                                      18,296,077        5,046,513       42,096,530       14,785,086
  Purchases of money market investments                               --         (100,000)              --         (400,000)
  Purchase of investments securities, available for sale     (34,796,334)      (8,590,057)     (75,421,382)     (13,045,184)
  Purchases of premises and equipment                            (29,384)        (375,403)        (228,887)        (861,598)
  Proceeds from sale of other assets                                  --               --               --           30,000
  Gain on the sale of other assets                                    --               --            5,464               --
                                                           -------------    -------------    -------------    -------------

        Net cash used in investing activities                (18,966,969)      (4,118,481)     (41,374,388)      (7,359,075)
                                                           -------------    -------------    -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                                    11,027,726       15,806,929       49,669,035       29,355,803
  Issuance of Trust Preferred Securities                       5,000,000               --        5,000,000               --
  Cost of Holding Company reorganization                            (410)              --          (44,987)              --
                                                           -------------    -------------    -------------    -------------

        Net cash provided by financing activities             16,027,316       15,806,929       54,624,048       29,355,803
                                                           -------------    -------------    -------------    -------------

NET (DECREASE)/INCREASE IN CASH
  AND CASH EQUIVALENTS                                        (2,067,361)      12,786,867       14,788,498       24,039,532
                                                           -------------    -------------    -------------    -------------

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                         42,951,662       19,764,180       26,095,803        8,511,515
                                                           -------------    -------------    -------------    -------------

  END OF PERIOD                                            $  40,884,301    $  32,551,047    $  40,884,301    $  32,551,047
                                                           =============    =============    =============    =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
  Cash paid during the period for:
    Interest                                               $     396,071    $     211,487    $     607,890    $     602,298
                                                           =============    =============    =============    =============
    Taxes                                                  $     547,650    $     293,139    $     961,592    $     825,856
                                                           =============    =============    =============    =============


See notes to financial statements

                                                VSB Bancorp, Inc.
                                       Consolidated Average Balance Sheets
                                                   (unaudited)


                                                      Three                                 Three
                                                   Months Ended                          Months Ended
                                                September 30, 2003                    September 30, 2002
                                       -----------------------------------   -----------------------------------
                                          Average                   Yield/      Average                   Yield/
                                          Balance       Interest     Cost       Balance       Interest     Cost
                                       ------------   ------------  ------   ------------   ------------  ------

Assets:
Interest-earning assets:
  Loans receivable                     $ 71,248,645   $  1,349,614   7.52%   $ 57,506,979   $  1,102,140   7.44%
  Money market investments                  220,854            828   1.49         100,000          1,113   4.42
  Investment securities, AFS             64,287,537        495,576   3.06      34,135,872        450,648   5.24
  Other interest-earning assets          24,853,624         53,714   0.86      17,972,692         66,106   1.46
                                       ------------   ------------           ------------   ------------
  Total interest-earning assets         160,610,660      1,899,732   4.69     109,715,543      1,620,007   5.77

Non-interest earning assets              10,977,079                             6,363,695
                                       ------------                          ------------
  Total assets                         $171,587,739                          $116,079,238
                                       ============                          ============

Liabilities and equity:
Interest-bearing liabilities:
  Savings accounts                     $  9,515,298         13,228   0.55    $  8,124,879         18,422   0.90
  Time accounts                          30,764,264         83,732   1.08      17,577,331         98,152   2.22
  Money market accounts                  25,492,919         57,946   0.90      17,139,001         64,300   1.49
  NOW accounts                           27,057,938         30,199   0.44      18,178,967         26,211   0.57
  Trust preferred                         1,847,826         31,666   6.80              --             --     --
                                       ------------   ------------   ----    ------------   ------------   ----
  Total interest-bearing liabilities     94,678,245        216,771   0.91      61,020,178        207,085   1.35
  Checking accounts                      65,143,301                            44,723,415
                                       ------------                          ------------
Total deposits                          159,821,546                           105,743,593
Other liabilities                         1,397,538                             1,196,098
                                       ------------                          ------------
  Total liabilities                     161,219,084                           106,939,691
Equity                                   10,368,655                             9,139,547
                                       ------------                          ------------
  Total liabilities and equity         $171,587,739                          $116,079,238
                                       ============                          ============

Net interest income/net
 interest rate spread                                 $  1,682,961   3.78%                  $  1,412,922   4.42%
                                                      ============   ====                   ============   ====
Net interest earning assets/
 net interest margin                   $ 65,932,415                  4.16%   $ 48,695,365                  5.02%
                                       ============                  ====    ============                  ====


Ratio of interest-earning assets to
 interest-bearing liabilities                  1.70 x                                1.80 x
                                       ============                          ============


                                                      Nine                                  Nine
                                                   Months Ended                          Months Ended
                                                September 30, 2003                    September 30, 2002
                                       -----------------------------------   -----------------------------------
                                          Average                   Yield/      Average                   Yield/
                                          Balance       Interest     Cost       Balance       Interest     Cost
                                       ------------   ------------  ------   ------------   ------------  ------

Assets:
Interest-earning assets:
  Loans receivable                     $ 67,371,037   $  3,766,538   7.47%   $ 55,779,450   $  3,153,966   7.50%
  Money market investments                   74,155          1,554   2.80          95,076          2,233   3.14
  Investment securities, AFS             55,106,280      1,466,620   3.56      35,726,247      1,438,808   5.38
  Other interest-earning assets          24,182,509        174,480   0.96      10,296,710        114,277   1.48
                                       ------------   ------------           ------------   ------------
  Total interest-earning assets         146,733,981      5,409,192   4.93     101,897,483      4,709,284   6.15

Non-interest earning assets               9,911,875                             6,398,588
                                       ------------                          ------------
  Total assets                         $156,645,856                          $108,296,071
                                       ============                          ============

Liabilities and equity:
Interest-bearing liabilities:
  Savings accounts                     $  8,798,181         44,650   0.68    $  8,224,213         55,909   0.91
  Time accounts                          27,544,142        263,678   1.28      16,738,890        292,791   2.34
  Money market accounts                  25,212,142        209,473   1.11      15,361,539        176,874   1.54
  NOW accounts                           25,706,480         96,241   0.50      17,034,837         70,497   0.55
  Trust preferred                           620,438         31,666   6.82              --             --     --
                                       ------------   ------------   ----    ------------   ------------   ----
  Total interest-bearing liabilities     87,881,383        645,708   0.98      57,359,479        596,071   1.39
  Checking accounts                      57,248,040                            41,110,243
                                       ------------                          ------------
Total deposits                          145,129,423                            98,469,722
Other liabilities                         1,396,634                             1,150,803
                                       ------------                          ------------
  Total liabilities                     146,526,057                            99,620,525
Equity                                   10,119,799                             8,675,546
                                       ------------                          ------------
  Total liabilities and equity         $156,645,856                          $108,296,071
                                       ============                          ============

Net interest income/net
 interest rate spread                                 $  4,763,484   3.95%                  $  4,113,213   4.76%
                                                      ============   ====                   ============   ====
Net interest earning assets/
 net interest margin                   $ 58,852,598                  4.34%   $ 44,538,004                  5.36%
                                       ============                  ====    ============                  ====


Ratio of interest-earning assets to
 interest-bearing liabilities                  1.67 x                                1.78 x
                                       ============                          ============

VSB Bancorp, Inc.

NOTES TO FINANCIAL STATEMENTS FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2003 AND 2002 (UNAUDITED)
--------------------------------------------------------------------------------

1.   GENERAL

         VSB Bancorp, Inc. ("Bancorp" or "Company") became the holding company for Victory State Bank, a New York State chartered commercial bank, on May 30, 2003 as the result of a reorganization of Victory State Bank into the holding company form of organization. The stockholders of Victory State Bank became the stockholders of VSB Bancorp, Inc. as a result of the reorganization, receiving three shares of VSB Bancorp, Inc. stock for each two shares of Victory State Bank stock. Each stockholder owned the same percentage interest in VSB Bancorp immediately after the reorganization that the stockholder owned in Victory State Bank immediately before the reorganization, subject to immaterial differences due to adjustments for cash in lieu of fractional shares. VSB Bancorp now owns 100% of the capital stock of Victory State Bank. No stockholders of Victory State Bank exercised dissenter's rights to receive cash instead of shares of VSB Bancorp. The transaction between these entities under common control was accounted for at historical cost on an as if pooled basis.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The following is a description of the significant accounting and reporting policies followed in preparing and presenting the accompanying financial statements. These policies conform with accounting principles generally accepted in the United States of America ("GAAP").

         Risks and Uncertainties - The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses during the reporting period. Actual results can differ from those estimates.

         Cash and Cash Equivalents - Regulation D of the Board of Governors of the Federal Reserve system requires that Victory State Bank maintain non-interest-bearing deposits or cash on hand as reserves against its demand deposits. The amount of reserves which Victory State Bank was required to maintain depends upon its level of transaction accounts. During the fourteen day period from September 18, 2003 through October 1, 2003, Victory State Bank is required to maintain reserves, after deducting vault cash, of $4,209,000. Reserves are required to be maintained on a fourteen day basis, so, from time to time, Victory State Bank may use available cash reserves on a day to day basis, so long as the fourteen day average reserves satisfy Regulation D requirements. Due to increases in the volume of transaction accounts, Victory State Bank is now required to report transaction account levels to the Federal Reserve on a weekly basis.

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

         Loans Receivable - Loans receivable, that management has the intent and ability to hold for the foreseeable future or until maturity or payoff, are stated at unpaid principal balances, adjusted for deferred net origination and commitment fees and the allowance for loan losses. Interest income on loans is credited as earned.

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

         The Company has a policy that all loans 90 days past due are placed on non-accrual status. It is the Company's policy to cease the accrual of interest on loans to borrowers past due less than 90 days where a probable loss is estimated and to reverse out of income all interest that is due. The Company continues to accrue interest on construction loans that are 90 days past contractual maturity date if the loan is expected to be paid in full in the next 60 days and all interest is paid up to date.

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

         Income Taxes - The Company utilizes the liability method to account for income taxes. Under this method, deferred tax assets and liabilities are determined on differences between financial reporting and the tax bases of assets and liabilities and are measured using the enacted tax rates and laws expected to be in effect when the differences are expected to reverse. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

         Financial Instruments - In the ordinary course of business, the Company has entered into off-balance sheet financial instruments, primarily consisting of commitments to extend credit.

         Basic and Fully-Diluted Net Income Per Common Share - Basic net income per share of common stock is based on 1,055,998, the weighted average number of common stock outstanding. Fully-diluted net income per share of common stock is based on 1,099,543 and 1,097,584, the weighted average number of common stock and common stock equivalents outstanding for the three and nine months ended September 30, 2003, respectively, and is calculated using the treasury method. The weighted average number of common stock equivalents excluded in calculating fully-diluted net income per common share due to the anti-dilutive effect is 40,305 and 42,264 for the three and nine months ended September 30, 2003, respectively. Common stock equivalents were calculated using the treasury stock method.

         Stock Based Compensation - At September 30, 2003, the Company had stock-based employee compensation plans. The Company accounts for these plans under APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation expense has been reflected in net income for stock options as all rights and options to purchase the Company's stock granted under these plans have an exercise price equal to the market value of the underlying stock on the date of grant.

         If compensation cost for the stock option plans awards had been measured based on the fair value of the stock options awarded at the grant dates, net income and diluted earnings per common share would have been reduced to the pro-forma amounts reflected on the table below for the three and nine months ended September 30, 2003 and 2002.


                                              For the three   For the three   For the nine    For the nine
                                              Months Ended    Months Ended    Months Ended    Months Ended
                                              September 30,   September 30,   September 30,   September 30,
                                                  2003            2002            2003            2002
                                              -------------   -------------   -------------   -------------

Net Income
    As reported                               $     388,320   $     311,227   $   1,006,856   $     814,710
    Less: Total stock-based compensation
    expense determined under the fair value
    method for all rewards, net of related
    tax effects                                       5,167           5,736          15,501          17,208
                                              -------------   -------------   -------------   -------------

Pro-forma                                     $     383,153   $     305,491   $     991,355   $     797,502
                                              =============   =============   =============   =============


Diluted earnings per common share
    As reported                               $        0.35   $        0.29   $        0.92   $        0.76
    Less: Total stock-based compensation
    expense determined under the fair value
    method for all rewards, net of related
    tax effects                                          --            0.01            0.01            0.02
                                              -------------   -------------   -------------   -------------

Pro-forma                                     $        0.35   $        0.28   $        0.91   $        0.74
                                              =============   =============   =============   =============

Recently-Issued Accounting Standards - In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"), which establishes how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on its financial position or results of operations.

         In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin
(ARB) 51. FIN 46 addresses consolidation by business enterprises of variable interest entities (`VIE'). FIN 46 requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss from the VIE's activities or entitled to receive a majority of the entity's residual returns, or both. The provisions are effective for any new entities that are originated subsequent to January 31, 2003. For entities that were originated prior to February 1, 2003, the provisions of FIN 46 were to be effective July 31, 2003. In October 2003, the FASB deferred the implementation of this Interpretation in its entirety. Accordingly, the Company has delayed the adoption of the Interpretation and does not expect it to have a material impact on the consolidated financial statements.

Item 2

Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

         Our total assets were $190,302,070 at September 30, 2003, an increase of $55,457,444, or 41.1%, since December 31, 2002. The increase resulted from the investment of funds which were available to us as the result of an increase in deposits. The deposit increase was caused generally by our efforts to grow our franchise, the receipt of $10 million time deposit from the New York State Comptroller's Office and specifically by the increase in our deposits at our new Hylan Branch which we opened in December 2002, coupled with deposit increases at our other offices. Our investment of these funds generated the following increases in assets.

     o   A $32,414,350 increase in investment securities available for sale
     o   A $ 7,910,323 increase in net loans receivable
     o   A $14,788,498 increase in cash and due from banks.

In addition, we also experienced increases in other asset categories due to normal fluctuations in operations.

         Our deposits were $173,371,400 at September 30, 2003, an increase of $49,669,035, or 40.2%, from December 31, 2002, which provided most of the funds used for the increase in assets. Substantially all of the increase in deposits was due to a $33,556,314 increase in non-interest demand deposits and a $12,452,389 increase in time deposits.

         In August of 2003, the Company formed VSB Capital Trust I (the "Trust"). The Trust is a statutory business trust organized under Delaware law and its common securities are wholly owned by the Company. The Trust issued $5.0 million of Trust Preferred Capital Securities to an independent investor and $155,000 of common securities to the Company. The Company issued a subordinated debenture aggregating $5.16 million to the Trust. The subordinated debenture is the sole asset of the Trust. The subordinated debenture and the Trust Preferred Capital Securities pay interest and dividends, respectively, on a quarterly basis, at a rate of 6.909%. They mature thirty years after the issuance of the securities and are non-callable for five years. After the first five years, the

Trust Preferred Securities may be called by the Company at any quarterly interest payment date at par. The holders of the Trust Preferred Securities do not have mandatory redemption rights except in the event of default or other specified conditions. Dividends on the Trust Preferred Capital Securities are recorded as interest expense. Costs associated with the issuance of the securities totaling $142,500 were capitalized and are being amortized over five years, the estimated life of the securities. VSB Capital Trust I is consolidated with VSB Bancorp, Inc. under the principles of consolidation, whereby the subordinated debt and inter-company payables and receivables are eliminated, leaving the trust preferred securities and the associated interest payable as liabilities of the Bancorp offset by the cash received from the issuance of the trust preferred securities.

         On August 28, 2003, VSB Bancorp, Inc. received the net proceeds of $4.86 million from the $5 million trust preferred securities that it issued. The Bancorp can include up to 25% of its total capital base as Tier 1 capital from the $5 million trust preferred issue.

         We opened for business in November 1997 and management has worked throughout the past six years to grow our franchise. From one office in 1997, we now have four offices. From no deposits, no loans and less than $7.0 million of assets on the day we opened for business in 1997, we have grown to total assets of $190.3 million, total deposits of $173.4 million and capital of $10.5 million by September 30, 2003.

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

         A continuation of adverse general economic conditions could make it difficult for us to execute our growth plans. Furthermore, regulatory capital requirements could have a negative effect on our ability to grow if growth outpaces our ability to support that growth with increased capital. We increased our capital through an offering of trust preferred securities at the holding company level by VSB Bancorp in the third quarter of this year. We contributed substantially all of the proceeds of the offering to our subsidiary, Victory State Bank, thus increasing its capital and allowing us to satisfy regulatory capital requirements applicable to both the bank and the bank holding company while we continue to grow. However, trust preferred securities cause us to incur an interest expense at the holding company level.

         Total shareholder's equity was $10,453,846 at September 30, 2003, an increase of $690,729 during the first nine months. The increase reflected net income of $1,006,856 for the nine months, reduced by a decline of $271,140 in other comprehensive income due to a reduction in the unrealized gain in securities available for sale during the first nine months of 2003. VSB Bancorp, Inc. satisfied all capital ratio requirements of the Federal Reserve at September 30, 2003, with a Tier I Leverage Capital Ratio of 7.65%, a ratio of Tier I Capital to Risk-Weighted Assets Ratio of 14.57%, and a Total Capital to Risk-Weighted Assets Ratio of 17.42%.


Results of Operations for the Quarters Ended September 30, 2003 and September 30, 2002

         General. We had net income of $388,320 for the quarter ended September 30, 2003, compared to net income of $311,227 for the comparable quarter in 2002. The principal categories which make up the 2003 net income are:

     o   Interest income of $1,899,732
     o   Reduced by interest expense of $216,771
     o   Reduced by the provision for loan losses of $50,000

     o   Increased by non-interest income of $407,782
     o   Reduced by non-interest expense of $1,314,005
     o   Reduced by $338,418 in income tax expense.

         We discuss each of these categories individually and the reasons for the differences between the quarter ended September 30, 2003 and the comparable quarter in 2002 in the following paragraphs. The over-riding factor affecting the changes in our operating results in all these categories is our continued implementation of our growth strategy as we discussed above. Opening new branches, as we did in December 2002, initially has a dampening effect on net income because we must begin incurring the staffing and occupancy expense of a new branch before we generate funds from that branch for investment. However, we expect that the longer term consequences of branch expansion will be positive, as deposits and loans are gradually generated by new branches and then invested in interest earning assets.

         Interest Income. Interest income was $1,899,732 for the quarter ended September 30, 2003, compared to $1,620,007 for the quarter ended September 30, 2002, an increase of 17.3%. We increased the average balance of our loans from $57,506,979 during the 2002 quarter to $71,248,645 during the 2003 quarter and our loan yield increased 8 basis points due to the realization of interest income on loans previously classified as non-accrual. This was the fuel that drove the $247,474 increase in interest income from loans, representing most of the $279,725 overall increase in interest income. Although our average yield on interest-earning assets declined by 108 basis points, due to the continuing low market interest rates, the effect of the increase in average volume outweighed the effect of this decrease in yield. We also experienced a $12,677 decrease in income from other interest earning assets and a $44,928 increase in interest from investment securities. Management invested most of the increase in funds not required to fund loans in other interest earning assets rather than in investment securities because of the inherent volatility of the demand deposit base and the limited number of effective alternatives available in this low interest rate environment.

         Interest Expense. Interest expense was $216,771 for the quarter ended September 30, 2003, compared to $207,085 for the quarter ended September 30, 2002, an increase of 4.7%. The increase was the direct result of $31,666 of interest on trust preferred securities and increases in the average balance of all principal interest-bearing deposit categories - money market accounts, NOW accounts, certificates of deposit and savings accounts - as we sought funds to grow our asset base. However, the increase in interest expense was substantially moderated because of declines in market interest rate conditions. Our average cost of funds declined from 1.35% to 0.91% between the periods. Although only a 44 basis point decline, the decline represented a 32.6% decrease in our cost of funds. Furthermore, we continued to increase the volume of non-interest checking accounts as a zero cost funding source.

         Net Interest Income Before Provision for Loan Losses. Net interest income before the provision for loan losses was $1,682,961 for the quarter ended September 30, 2003, an increase of $270,039 over the $1,412,922 we had in the comparable 2002 quarter. The increase was driven entirely by the increase in the volume of interest-earning assets, but was partially offset by a 64 basis point decline in our interest rate spread and an 86 basis point decline in our net interest margin. The spread and margin declined principally due to the effects of declining market interest rates coupled with a reduction in the percentage of our average assets invested in loans between the periods because the percentage growth in assets exceeded the percentage of loan growth.

         Loans are our highest yielding asset category, and the average rate we earned on loans was 7.52% during the 2003 quarter, having increased 8 basis points from the 2002 quarter. In contrast, the average yield on other (non-loan) interest earning assets was only approximately 2.4% during the 2003 quarter, compared to approximately 3.9% during the 2002 quarter. An increase in the percentage of assets invested in interest earning assets other than loans had the effect of decreasing our overall average yield. The growth in the loan portfolio has been significantly outstripped by the growth of the Bancorp's asset base, due primarily to the gathering of deposits and to a lesser extent, the issuance of $5 million in trust preferred securities.

         Most of our loans have interest rates that are based upon the fluctuating prime rate, which was 4.75% through most of 2002, declining to 4.25% in November 2002 and declining to 4.00% in June 2003. Despite the prime rate decline, the effect of that decline on our yields was moderated because many of our prime-based loans have interest rate floors which have been reached, so that the decline in the prime rate in November 2002 and June 2003 did not cause the rates on those loans to further decline. In contrast, the yield on non-loan investments decreased because declining market rates drove down the yields we could earn on those investments and we shifted the mix of investments towards higher yielding investment securities and away from lower yielding other interest earning assets because of the excess cash received from the growth of the Bank's deposit base and to a lesser extent the proceeds from the issuance of trust preferred securities.

         The average interest rate spread was 3.78% for the three months ended September 30, 2003, compared to 4.42% for the same period in 2002 and the average interest rate margin was 4.16% for the 2003 quarter, compared to 5.02% for the same quarter last year. The difference between the average interest rate spread and the average interest rate margin reflects the level of capital and non-interest-bearing checking accounts which we have to fund interest-earning assets. However, the decline in the difference between our spread and the margin from 60 basis points (5.02% minus 4.42%) for the 2002 quarter to 38 basis points (4.16% minus 3.78%) reflects that non-interest-bearing demand deposits and capital are more valuable as funding sources when market interest rates are higher and they can be invested in higher yielding assets. Furthermore, as we grow and leverage our capital, non-interest bearing capital represents a decreasing percentage of our funding sources.

         Provision for Loan Losses. The provision for loan losses was $50,000 for the quarter ended September 30, 2003, compared to $60,000 for the quarter ended September 30, 2002. The reduction in the provision was primarily due to a reduction in the rate of delinquencies in the loan portfolio. The provision for loan losses in any period depends upon the amount necessary to bring the allowance for loan losses to the level management believes is adequate, after taking into account charge offs and recoveries. Our allowance for loan losses is based on management's evaluation of the risks inherent in our loan portfolio and the general economy. Management periodically evaluates both broad categories of performing loans and problem loans individually to assess the appropriate level of the allowance.

         Although management uses available information to assess the adequacy of the allowance on a quarterly basis in consultation with outside advisors and the board of directors, changes in national or local economic conditions, the circumstances of individual borrowers, or other factors, may change, increasing the level of problem loans and requiring an increase in the level of the allowance. The allowance for loan losses represented 1.57% of total loans at September 30, 2003, but there can be no assurance that a higher level, or a higher provision for loan losses, will not be necessary in the future.

         Non-interest Income. Non-interest income was $407,782 for the three months ended September 30, 2003, compared to $345,862 during the same period last year. The $61,920 increase was caused primarily by a $49,061 increase in service charges on deposits as a direct result of an increase in total deposits and an increase in overdraft fees charged to customers.

         Non-interest Expense. Non-interest expense was $1,314,005 for the quarter ended September 30, 2003, compared to $1,110,611 for the quarter ended September 30, 2002. Of the $203,394 increase, the principal causes were:

     o $94,119 in higher salary and benefits costs due to an increase in staffing to support growth and higher benefit costs. We had 49 full time equivalent employees at September 30, 2003 compared to 43 at September 30, 2002.
     o $38,970 in higher occupancy expense, primarily due to the opening of our Hylan Branch in December 2002.
     o An increase of $27,465 in "other expenses" which also reflected the effects of growth of the various expense categories.

         Income Tax Expense. Income tax expense was $338,418 for the quarter ended September 30, 2003, compared to income tax expense of $276,946 for the quarter ended September 30, 2002. Our effective tax rate declined from 47.1% for the quarter ended September 30, 2002 to 46.6% for the quarter ended September 30, 2003, due to a reduction of the corporate tax rate in New York State.


Results of Operations for the Nine Months Ended September 30, 2003 and September 30, 2002

         General. We had net income of $1,006,856 for the nine months ended September 30, 2003, compared to net income of $814,710 for the comparable nine months in 2002. The principal categories which make up the 2003 net income are:

     o   Interest income of $5,409,192
     o   Reduced by interest expense of $645,708
     o   Reduced by the provision for loan losses of $120,000
     o   Increased by non-interest income of $1,167,213
     o   Reduced by non-interest expense of $3,925,792
     o   Reduced by $878,049 in income tax expense.

         We discuss each of these categories individually and the reasons for the differences between the nine months ended September 30, 2003 and the comparable nine months in 2002 in the following paragraphs. The over-riding factor affecting the changes in our operating results in all these categories is our continued implementation of our growth strategy as we discussed above. Opening new branches initially has a dampening effect on net income because we must begin incurring the staffing and occupancy expense of a new branch before we generate funds from that branch for investment. However, we expect that the longer term consequences of branch expansion will be positive, as deposits and loans are gradually generated by new branches and then invested in interest earning assets.

         Interest Income. Interest income was $5,409,192 for the nine months ended September 30, 2003, compared to $4,709,284 for the nine months ended September 30, 2002, an increase of 14.9%. We increased the average balance of our loans from $55,779,450 during the first nine months of 2002 to $67,371,037 during the first nine months of 2003, which was the fuel that drove a $612,572 increase in interest income from loans, representing most of the $699,908 overall increase in interest income. Although our average yield on interest-earning assets declined by 122 basis points, the effect of the increase in average volume outweighed the effect of this decrease in yield. We also experienced a $59,524 increase in income from other interest earning assets and a $27,812 increase in interest from investment securities. Management invested most of the increase in funds not required to fund loans in investment securities because of the higher yield available on investment securities as opposed to the yield on other interest-earning assets.

         Interest Expense. Interest expense was $645,708 for the nine months ended September 30, 2003, compared to $596,071 for the nine months ended September 30, 2002, an increase of 8.3%. The increase was the direct result of $31,666 of interest on trust preferred securities and of increases in the average balance of all principal interest-bearing deposit categories - money market accounts, NOW accounts, certificates of deposit and savings accounts - as we sought funds to grow our asset base. However, the increase in interest expense was substantially moderated because of declines in market interest rate conditions. Our average cost of funds declined from 1.39% to .98% between the periods. Although, only a 41 basis point decline, the decline represented a 29.5% decrease in our cost of funds. Furthermore, we continued to increase the volume of non-interest checking accounts as a zero cost funding source.

         Net Interest Income Before Provision for Loan Losses. Net interest income before the provision for loan losses was $4,763,484 for the nine months ended September 30, 2003, an increase of $650,271 over the $4,113,213 we had in the comparable nine months of 2002. The increase was driven entirely by the increase in the volume of interest-earning assets, but was partially offset by an 81 basis point decline in our interest rate spread and a 102 basis point decline in our net interest margin. The spread and margin declined principally due to the effects of declining market interest rates coupled with a reduction in the percentage of our average assets invested in loans between the periods due to assets growing at a greater percentage of assets as compared to the percentage of loan growth.

         Loans are our highest yielding asset category, and the average rate we earned on loans was 7.47% during the first nine months of 2003, substantially the same yield from the first nine months of 2002. In contrast, the average yield on other (non-loan) interest earning assets was only approximately 2.8% during the first nine months of 2003, compared to approximately 4.5% during the first nine months of 2002. An increase in the percentage of assets invested in interest earning assets other than loans had the effect of decreasing our overall average yield. The growth in the loan portfolio has been significantly outstripped by the growth of the Bancorp's asset base, due primarily to the gathering of deposits and to a lesser extent, the issuance of $5 million in trust preferred securities.

         The stability in the loan yield was not reflective of the approximately 170 basis point decline in the yield on other interest earning assets. Most of our loans have interest rates that are based upon the fluctuating prime rate. Despite the prime rate decline, the effect of that decline on our yields was moderated because many of our prime-based loans have interest rate floors which have been reached, so that the decline in the prime rate in June 2003 did not cause the rates on those loans to further decline. In contrast, the yield on non-loan investments declined more rapidly because declining market rates drove down the yields we could earn on those investments and we shifted the mix of investments towards lower yielding other earning assets and away from higher yielding investment securities because of the volatility associated with the larger demand deposit base and the timing of loans to be financed.

         The average interest rate spread was 3.95% for the nine months ended September 30, 2003, compared to 4.76% for the same period in 2002 and the average interest rate margin was 4.34% for the nine months ended September 30, 2003, compared to 5.36% for the same six months last year. The difference between the average interest rate spread and the average interest rate margin reflects the level of capital and non-interest-bearing checking accounts which we have to fund interest-earning assets. However, the decline in the difference between our spread and the margin from 60 basis points (5.36% minus 4.76%) for the nine months ended September 30, 2003 to 39 basis points (4.34% minus 3.95%) for the same nine months this year reflects that non-interest-bearing demand deposits and capital are more valuable as funding sources when market interest rates are higher and they can be invested in higher yielding assets. Furthermore, as we grow and leverage our capital, non-interest bearing capital represents a decreasing percentage of our funding sources.

         Provision for Loan Losses. The provision for loan losses was $120,000 for the nine months ended September 30, 2003, compared to $275,000 for the nine months ended September 30, 2002. The reduction in the provision was primarily due to a reduction in the rate of delinquencies in the loan portfolio and the decrease in the level of non-accrual loans. The provision for loan losses in any period depends upon the amount necessary to bring the allowance for loan losses to the level management believes is adequate, after taking into account charge offs and recoveries. Our allowance for loan losses is based on management's evaluation of the risks inherent in our loan portfolio and the general economy. Management periodically evaluates both broad categories of performing loans and problem loans individually to assess the appropriate level of the allowance.

         Non-interest Income. Non-interest income was $1,167,213 for the nine months ended September 30, 2003, compared to $950,003 during the same period last year. The $217,210 increase was caused primarily by a $156,193 increase in service charges on deposits as a direct result of an increase in total deposit accounts and an increase in overdraft fees charged to customers. The $30,786 increase in loan fees was attributed to the increase in letter of credit fees collected in the first quarter of 2003.

         Non-interest Expense. Non-interest expense was $3,925,792 for the nine months ended September 30, 2003, compared to $3,248,034 for the nine months ended September 30, 2002. Of the $677,758 increase, the principal causes were:

     o $359,706 in higher salary and benefits costs due to an increase in staffing to support growth. We had 49 full time equivalent employees at September 30, 2003 compared to 43 at September 30, 2002.
     o $105,023 in higher occupancy expense, primarily due to the opening of our Hylan Branch in December 2002.
     o An increase of $131,016 in "other expenses" which also reflected the effects of growth on other expense categories.

         Income Tax Expense. Income tax expense was $878,049 for the nine months ended September 30, 2003, compared to income tax expense of $725,472 for the nine months ended September 30, 2002. Our effective tax rate declined from 47.1% for the nine months ended September 30, 2002 to 46.6% for the nine months ended September 30, 2003, due to a reduction of the corporate tax rate in New York State.

Liquidity and Capital Resources

         Our primary sources of funds are increases in deposits and proceeds from the repayment of investment securities. We use these funds principally to purchase new investment securities and to fund increases in our loan portfolio.

         During the nine months ended September 30, 2003, we had a net increase in deposits of $49,669,035 and proceeds from repayment of investment securities totaled $42,096,530. The increase in deposits is primarily attributable to the opening of a fourth branch in December 2002 and the receipt of a $10 million time deposit from the State of New York Comptroller's office due to Bank's establishment of a banking development district in St. George. As we discussed above, our loan portfolio grew during the first nine months of 2003. Therefore, we used $7,826,113 of the available funds to fund loan growth. Substantially all of the remainder of the funds available for investment were used to purchase investment securities in the amount of $75,421,382 and to increase cash and cash equivalents.

         In contrast, during the comparable period of 2002, deposits increased by $29,355,803 and proceeds from the repayment of investment securities totaled $14,785,086. We used these funds to finance an $8,217,566 increase in loan portfolio and the purchase $13,445,184 of investment securities and money market investments.

         In August 2003, the Company completed an issuance of $5.0 million of trust preferred securities. The trust preferred securities were issued by a special purpose business trust, VSB Capital Trust I, owned by the Company and sold to an independent investor. The securities have a maturity of 30 years and the holders are entitled to receive cumulative cash distributions at rate of 6.909% per annum. In general, the securities will be callable by the Company after five years.

         The principal reason that the Company entered into the trust preferred securities transaction was to increase regulatory capital to support growth. Although the proceeds of the trust preferred securities do not constitute capital under GAAP, the Board of Governors of the Federal Reserve System permits a bank holding company to include such proceeds as capital when determining satisfaction of regulatory capital ratios, up to 25% of total capital. The Company contributed $4.2 million of the proceeds of the trust preferred securities to the Victory State Bank as additional capital in order to increase the bank's capital ratios and allow for future growth. Victory State Bank satisfied all capital ratio requirements of the Federal Deposit Insurance Corporation, at September 30, 2003, with a Tier I Leverage Capital Ratio of 8.50%, a ratio of Tier I Capital to Risk-Weighted Assets Ratio of 15.51%, and a Total Capital to Risk-Weighted Assets Ratio of 16.70%.

         In both the first nine months of 2002 and 2003, funds available to us exceeded the amount of investments we chose to make, so we experienced a $24,039,532 increase in cash and cash equivalents in the first nine months of 2002 and a $14,788,498 increase in cash and cash equivalents during the first nine months of 2003. Total cash and cash equivalents at September 30, 2003 were $40,884,301. One of the important tasks facing management in upcoming periods is to seek to satisfactorily deploy this level of cash and cash equivalent into higher yielding interest-earning such as loans.


Critical Accounting Policies and Judgments

         The Company's consolidated financial statements are prepared based on the application of certain accounting policies, the most significant of which are described in Note 2 "Summary of Significant Accounting Policies" in the Notes to the Consolidated Financial Statements and in the Management's Discussion and Analysis of Financial Condition and Results of Operations: Impact of New Accounting Pronouncements" in the Company's Form 10 as filed on April 4, 2003. Certain of these policies require numerous estimates and strategic or economic assumptions that may prove inaccurate or subject to variations and may significantly affect the Company's reported results and financial position for the period or future periods. The use of estimates, assumptions, and judgments are necessary when financial assets and liabilities are required to be recorded at, or adjusted to reflect, fair value. The Company's assets and liabilities that are carried at fair value inherently result in more financial statement volatility. Fair values and the information used to record valuation adjustments for certain assets and liabilities are based on either quoted market prices or provided by other independent third-party sources, when available. When such information is not available, the Company's management estimates valuation adjustments primarily by using internal cash flow and other financial modeling techniques. Changes in underlying factors, assumptions, or estimates in any of these areas could have a material impact on the Company's future financial condition and results of operations. We consider the allowance for loan losses to be a critical accounting policy.

         Allowance for loan losses - The Banks' Allowance for Loan Losses is established through a provision for loan losses based on management's evaluation of the risks inherent in its loan portfolio and the general economy. Such evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers among other matters, the estimated net realizable value of the underlying collateral, economic conditions, any historical loan loss experience and other factors that warrant recognition in providing for an adequate loan loss allowance. The Bank identifies and evaluates the following pools or similar loan categories when evaluating the Allowance for Loan Losses: Commercial Loans - Secured and Unsecured; Real Estate Loans - Commercial and One-to-four family; Construction Loans - Commercial and One-to-four family and Other Loans - Consumer and Other Loans.

         It is the policy of the Bank to provide a valuation allowance for estimated losses on loans based on the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations which may affect the borrower's ability to repay, estimated value of underlying collateral and current economic conditions in the Bank's lending area. The allowance is increased by provisions for loan losses charged to operations and is reduced by charge-offs, net of recoveries. While management uses available information to estimate losses on loans, future additions to the allowance may be necessary based upon the expected growth of the loan portfolio and any changes in economic conditions beyond management's control. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on judgments different from those of management. Management believes, based upon all relevant and available information, that the allowance for loan losses is adequate.

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

         In connection with the issuance of trust preferred securities discussed elsewhere herein, we agreed that if there is a default in our guaranty of the payment of amounts owed on the trust preferred securities, or if we elect to defer payment of interest on those securities, then we will not pay any dividends on our common stock.

Signature Page

         In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       VSB Bancorp, Inc.



Date: November 12, 2003                /s/ MERTON CORN
                                       -----------------------------------------
                                       Merton Corn
                                       President and Chief Executive Officer



Date: November 12, 2003                /s/ RAFFAELE M. BRANCA
                                       -----------------------------------------
                                       Raffaele M. Branca
                                       Executive Vice President and Chief
                                       Financial Officer





                                  EXHIBIT INDEX


Exhibit
Number            Description of Exhibit
------            ----------------------

99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



-------------------------