Form 10KSB
period 2003-12-31
VSB BANCORP INC
filed 2004-03-24
CIK 1225874

UNITED STATES
                        SECURITY AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20849

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED DECEMBER 31, 2003


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State Issuer's revenues for the most recent fiscal year:  $9,213,582.

The aggregate market value of the voting stock held by non-affiliates of the registrant at March 2, 2004 was $20,232,755.

Documents incorporated by reference:

Portions of the registrant's definitive proxy statement filed on or about March 23, 2004 into Part III of this Form 10-KSB.

The registrant had 1,058,998 common shares outstanding as of March 2, 2004.

                           Forward-Looking Statements

      When used in this Form 10-KSB, or in any written or oral statement made by us or our officers, directors or employees, the words and phrases "will result," "expect," "will continue," "anticipate," "estimate," "project," or similar terms are intended to identify "forward-looking statements." A variety of factors could cause our actual results and experiences to differ materially from the anticipated results or other expectations expressed in any forward-looking statements. Some of the risks and uncertainties that may affect our operations, performance, development and results, the interest rate sensitivity of our assets and liabilities, and the adequacy of our loan loss allowance, include, but are not limited to:

      o deterioration in local, regional, national or global economic conditions which could result in, among other things, an increase in loan delinquencies, a decrease in property values, or a change in the real estate turnover rate;
      o changes in market interest rates or changes in the speed at which market interest rates change;
      o changes in laws and regulations affecting the financial service industry;
      o     changes in competition; and
      o changes in consumer preferences by our customers or the customers of our business borrowers.

      Please do not place undue reliance on any forward-looking statement, which speaks only as of the date made. There are many factors, including those described above, that could affect our future business activities or financial performance and could cause our actual future results or circumstances to differ materially from those we anticipate or project. We do not undertake any obligation to update any forward-looking statement after it is made.

                                     PART I

Item 1.  Description of Business.

                          Business of VSB Bancorp, Inc.

VSB Bancorp, Inc. (referred to using terms such as "we," "us," or the "Company") became the holding company for Victory State Bank (the "Bank"), a New York chartered commercial bank, upon the completion of a reorganization of the Bank into the holding company form of organization. The reorganization was effective in May 2003. All the outstanding stock of Victory State Bank was exchanged for stock of VSB Bancorp, Inc. on a three for two basis so that the stockholders of Victory State Bank became the owners of VSB Bancorp, Inc. and VSB Bancorp, Inc. owns all the stock of Victory State Bank. The common stock we issued in the transaction qualifies as exempt securities under Section 3(a)(12) of the Securities Act of 1933. Our primary business is owning all of the issued and outstanding stock of the Bank.

The main office of the Company and the Bank is at 3155 Amboy Road, Staten Island, New York 10306, telephone (718) 979-1100. We maintain an Internet web site at www.victorystatebank.com.

We also own all of the common stock of VSB Capital Trust I, a special purpose trust established to issue $5 million of trust preferred securities in August 2003. Under Federal Reserve Regulations, provided that certain conditions are met, up to 25% of our Tier I capital requirement may be satisfied through funds raised by the sale of trust preferred securities. We used the proceeds from the sale of the trust preferred securities to continue to satisfy our regulatory capital requirements. We contributed $4.2 million of the proceeds from the sale of those securities to Victory State Bank as capital, thus providing the Bank with capital to support future growth. Trust preferred securities are long-term debt securities in which interest paid to the owner of the security is tax deductible to the holding company, in contrast to dividends paid by the holding company, which do not provide a tax benefit to the company that pays the dividends. The tax deductibility of the interest payments means that trust preferred securities can be a low-cost source of capital.

Risk Factors

Bank lending is an inherently risky business. Most of our assets are invested in loans, and loans necessarily present many risks. We must first rely on our borrowers to repay their loans, and if they are unable to do so, we must rely on the value of the collateral, if any, for the loan. Changing business conditions, increases in unemployment, personal problems that a borrower may experience, changes in the regulations that apply to a borrower's business, changes in the political climate or in public policy, and many other factors outside our control, could adversely affect the ability of our borrowers to repay their loans or the value of the collateral we have received. Although we seek to reduce these risks through underwriting procedures that we believe are prudent, it is impossible for a bank to completely eliminate the risks which arise from making loans except by eliminating our lending operations.

Fluctuations in interest rates could have an adverse affect on our profitability. Our principal source of income is the difference between the interest income we earn on interest-earning assets, such as loans and securities, and our cost of funds, principally interest paid on deposits. These rates of interest change from time to time, depending upon a number of factors, including general market interest rates. However, the speed of the changes varies among different types of assets and liabilities. For example, for a five-year loan with an interest rate based upon the prime rate, the interest rate may change every time the prime rate changes. In contrast, the rate of interest we pay on a five-year certificate of deposit adjusts only every five years, based upon changes in market interest rates.

In general, the interest rates we pay on deposits adjust more slowly than the interest rates we earn on loans because the largest part of our loan portfolio consist of loans with interest rates that fluctuate based upon the prime rate. As a result, increases in market interest rates could increase our net interest income because our cost of deposits would probably increase more slowly than the yields on our loans. However, some of our prime-based loans have minimum interest rate floors and due to the current low interest rate environment, the interest rates on many of those loans are currently at their minimum levels. As a result, if there is an increase in market interest rates, including an increase in the prime rate, then the interest rate we earn on the loans which are currently at their interest rate floors may not increase, while our cost of funds would increase. This could put negative pressure on earnings. We also have a substantial portfolio of investment securities with fixed rates of interest, most of which are mortgage-backed securities with an estimated life of not more than 4.5 years.

There is no active trading market for our common stock. There is no active trading market for our common stock. Our common stock is not listed on any exchange nor is it quoted on the NASDAQ Stock Market. It is quoted on the OTC Bulletin Board, but does not trade every day. During a recent three month period, trades were reported on only 18 trading days, or less than one out of every three trading days. We had intended to apply to have our stock quoted on the NASDAQ BBX (Bulletin Board Exchange), but that system was never implemented. We currently have approximately 200 stockholders of record and we believe, based upon reports we have received from broker/dealers, that there are approximately an additional 200 stockholders who own their shares in street name. This relatively small number of stockholders reduces the likelihood that an active trading market for our common stock will develop and makes it difficult for us to have our stock listed or quoted on any but the least active exchanges or quotation systems.

The geographic concentration of our loans increases the risk that adverse economic conditions could affect our net income. Substantially all of our loans are mortgage loans on property located in Staten Island, New York, or loans to residents of Staten Island. Staten Island has experienced an economic down turn in recent years. A continued economic slow-down or decline in the local economy could have an adverse effect on us for a number of reasons. Adverse economic conditions could hurt the ability of our borrowers to repay their loans. If real estate values decline, reductions in the value of real estate collateral could make it more difficult for us to recover the full amount due on loans which go into default. Furthermore, economic difficulties can also increase deposit outflows as customers must use savings to pay bills. This could increase our cost of funds because of the need to replace the deposit outflow. All of these factors might combine to reduce significantly our net income.

The largest segment of our loan portfolio is represented by loans to home builders and others involved in the home building industry, such as equipment and material suppliers. As a result, a down turn in the housing market in our Staten Island lending area could have a significant negative impact on both our loan portfolio and our level of deposits. Not only could such a down turn adversely affect the ability of our borrowers to repay their loans, but it could also reduce our ability to generate new loans that satisfy our underwriting criteria. Furthermore, businesses in the home building industry are a source of deposits as well as loans, and if their businesses suffer, they are likely to reduce the level of deposits they maintain at with us.

Changes in the federal or state regulation of financial institutions could have an adverse effect on future operations. Federal and New York State banking laws and regulations exert substantial control over our operations. Federal and state regulatory authorities have extensive discretion in connection with their supervision of Victory State Bank, such as the right to impose restrictions on operations and the insistence that we increase our allowance for loan losses. Furthermore, federal and state laws affecting banks are constantly being revised, often imposing new restrictions or increasing competitive pressures through de-regulation. Any change in the regulatory structure or statutes or regulations applicable to banks, bank holding companies, or their competitors, whether by the Congress, the FDIC, the Federal Reserve System, the New York State legislature, the New York State Banking Department or any other regulator, could have a material impact on our operations and profitability.

We operate in an extremely competitive environment. We operate in one of the most competitive environments for financial products in the world. Many of the world's largest financial institutions have offices in our local communities, and they have far greater financial resources than we have. We seek to distinguish ourselves from those institutions by providing personalized service and providing the same level of care to small community based businesses that only Fortune 500 companies can obtain from the largest banks.

Victory State Bank

Victory State Bank's principal business has been and continues to be attracting commercial deposits from primarily the general public and investing those deposits, together with funds generated from operations and repayments on existing investments, primarily in loans for business purposes and investment securities. The Bank's revenues are derived principally from interest on our commercial loan and investment securities portfolios. The Bank's primary sources of funds are deposits and principal and interest payments on loans and investment securities.

Victory State Bank is a New York state-chartered commercial bank, which opened for business on November 13, 1997. The initial capital of $7,000,000 was raised in a public offering, primarily to residents of and businesses in the borough of Staten Island, New York. The Bank sold 700,000 shares of its common stock in that offering at a price of $10.00 per share. Net organization costs of $216,000 were fully expensed in 1997.

Victory State Bank serves its primary market of Staten Island, New York through its four banking offices. The Bank opened its main office in the Oakwood section of Staten Island in November 1997; its first branch was opened in the West Brighton section of Staten Island in June 1999; its second branch in the St. George section of Staten Island in January 2000; and its third branch in the Dongan Hills section of Staten Island in December 2002. The Bank's deposits are insured by the Bank Insurance Fund of the Federal Deposit Insurance Corporation up to the maximum amounts permitted by law. Victory State Bank also serves its customers through its website, www.victorystatebank.com.

Market Area and Competition

Victory State Bank has been, and continues to be, a community-oriented, state-chartered commercial bank offering a variety of traditional financial services to meet the needs of the communities in which it operates. Management considers our reputation for customer service as its major competitive advantage in attracting and retaining customers in its market area.

Our primary market area is concentrated in the neighborhoods surrounding our branches in the New York City Borough of Staten Island. Management believes that our branch offices are located in communities that can generally be characterized as stable, residential neighborhoods of predominantly one- to four-family residences and middle income families.

From 1990 to 2000, Staten Island's population grew to 443,728 from 378,977, or a 17% increase. There was a modest shift from the 20 to 44 year age group to the 45 to 64 year age group. As a percentage of population, the 45 to 64 year age group increased from 19.8% to 23.4% during the decade. The largest age group continues to be the 20 to 44 age group, currently at 37.0% of total population.

Median household income increased to $55,039 from $50,064 during the decade of the 90's. Per capita income in 1999 was $23,905 in Staten Island, slightly higher than $23,389, the per capita income of New York State. One third of the households in Staten Island had household income of more than $75,000 in 1999. These income levels compare favorably with the national household median of $41,994 and the national per capita median of $21,587. The income levels in Staten Island provide satisfactory support for personal home ownership, in turn supporting the home building industry, which is a major industry focus for Victory State Bank.

As the population grew, the total number of households increased to 156,341 from 130,519. Total housing units stood at 163,993 in 2000, as compared to 139,726 in 1990. Owner occupied housing units represented 63.8% of total housing units in 2000, which was consistent with the 63.7% level in 1990. This reflects an increase of approximately 15,600 owner-occupied housing units during the decade and demonstrates the importance of the housing market, especially people purchasing homes for their personal use, to the local economy.

The New York City Metropolitan area has a high density of financial institutions, many of which are significantly larger and have greater financial resources than we have, and all of which are our competitors to varying degrees. Our competition for loans comes principally from commercial banks, savings banks and insurance companies. Our most direct competition for deposits has come from commercial banks and savings banks. In addition, we face increasing competition for deposits from non-bank institutions such as brokerage firms and insurance companies in such areas as short-term money market funds, corporate and government securities funds, mutual funds and annuities.

Summary of Significant Accounting Policies

      The following is a description of the significant accounting and reporting policies followed in preparing and presenting financial data included in this Report on Form 10-KSB. These policies conform with accounting principles generally accepted in the United States of America ("GAAP").

      Principles of Consolidation - The consolidated financial statements of the Company include the accounts of the Company, including its subsidiaries, Victory State Bank (the "Bank") and VSB Capital Trust I (the "Trust"). All significant intercompany accounts and transactions between the Company and Bank or the Trust have been eliminated in consolidation.

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

      Cash and Cash Equivalents - Regulation D of the Board of Governors of the Federal Reserve system requires that Victory State Bank maintain non-interest-bearing deposits or cash on hand as reserves against its demand deposits. The amount of reserves which the Bank was required to maintain depends upon its level of transaction accounts. During the fourteen day period from December 25, 2003 through January 7, 2004, the Bank was required to maintain reserves, after deducting vault cash, of $5,188,000. Reserves are required to be maintained on a fourteen day basis, so, from time to time, the Bank may use available cash reserves on a day to day basis, so long as the fourteen day average reserves satisfy Regulation D requirements. Due to increases in the volume of transaction accounts, the Bank is now required to report transaction account levels to the Federal Reserve on a weekly basis.

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

      Investment Securities, Available for Sale - Investment securities, available for sale, are to be held for an indefinite period of time and include securities that management intends to use as part of our asset/liability strategy. These securities may be sold in response to changes in interest rates, prepayments or other factors and are carried at estimated fair value. Gains or losses on the sale of such securities are determined by the specific identification method. Premiums and discounts are recognized in interest income using a method that approximates the level yield method. Unrealized holding gains or losses, net of deferred income tax, are excluded from earnings and reported as other comprehensive income in a separate component of stockholders' equity until realized.

      We invest primarily in agency Collateralized Mortgage-Backed Obligations ("CMOs") with average lives under 4.5 years and Mortgage-Backed Securities. These securities are primarily issued by the Federal National Mortgage Association ("FNMA"), the Government National Mortgage Association ("GNMA") or the Federal Home Loan Mortgage Corporation ("FHLMC") and are primarily comprised of mortgage pools guaranteed by FNMA, GNMA or FHLMC. We also invest in whole loan CMOs, all of which are AAA rated. These securities expose us to risks such as interest rate, prepayment and credit risk and thus pay a higher rate of return than comparable treasury issues.

      Loans Receivable - Loans receivable, that management has the intent and ability to hold for the foreseeable future or until maturity or payoff, are stated at unpaid principal balances, adjusted for deferred net origination and commitment fees and the allowance for loan losses. Interest income on loans is credited as earned.

      It is our policy to provide a valuation allowance for estimated losses on loans based on our past loan loss experience, known and inherent risks in the portfolio, adverse situations which may affect the borrower's ability to repay, estimated value of underlying collateral and current economic conditions in our lending area. The allowance is increased by provisions for loan losses charged to earnings and is reduced by charge-offs, net of recoveries. While management uses available information to estimate losses on loans, future additions to the allowance may be necessary based upon the expected growth of the loan portfolio and any changes in economic conditions beyond management's control. In addition, various regulatory agencies, as an integral part of their examination process, periodically review Victory State Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on judgments different from those of management. Management believes, based upon all relevant and available information, that the allowance for loan losses is adequate.

      We have a policy that all loans 90 days past due are placed on non-accrual status. It is our policy to cease the accrual of interest on loans to borrowers past due less than 90 days where a probable loss is estimated and to reverse out of income all interest that is due. The Company applies payments received on non-accrual loans to the outstanding principal balance due. On a limited basis, the Company may apply a payment to interest on a non-accrual loan if there is no impairment of principal and no estimatible loss on this asset. We continue to accrue interest on construction loans that are 90 days past contractual maturity date if we expect that the loan will be paid in full in the next 60 days and all interest is paid up to date.

      We defer recognizing loan origination fees and certain direct loan origination costs and instead we recognize the net amount over the contractual loan terms using the level-yield method, adjusted for prepayments in certain circumstances.

      We consider a loan to be impaired when, based on current information, it is probable that we will be unable to collect all principal and interest payments due according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral. The fair value of the collateral, as reduced by costs to sell, is utilized if a loan is collateral dependent.

      Long-Lived Assets - We periodically evaluate the recoverability of long-lived assets, such as premises and equipment, to ensure the carrying value has not been impaired. In performing the review for recoverability, we estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows is less than the carrying amount, we will recognize an impairment. We report these assets at the lower of the carrying value or fair value, less the cost to sell.

      Trust Preferred Securities - In August of 2003, we formed VSB Capital Trust I (the "Trust"). The Trust is a statutory business trust organized under Delaware law and we own all of its common securities. The Trust issued $5.0 million of Trust Preferred Capital Securities to an independent investor and $155,000 of common securities to us. We issued a $5.16 million subordinated debenture to the Trust. The subordinated debenture is the sole asset of the Trust. The subordinated debenture and the Trust Preferred Capital Securities pay interest and dividends, respectively, on a quarterly basis, at a rate of 6.909%. They mature thirty years after the issuance of the securities and are non-callable for five years. After the first five years, the Trust Preferred Securities may be called by the Company at any quarterly interest payment date at par and the rate of interest the fluctuates quarterly based upon 300 basis points over the 90 day LIBOR rate.

      Premises and Equipment - Premises, leasehold improvements, and furniture and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are accumulated by the straight-line method over the estimated useful lives of the assets, which range from three to ten years.

      Income Taxes - We utilize the liability method to account for income taxes. Under this method, deferred tax assets and liabilities are determined on differences between financial reporting and the tax bases of assets and liabilities and are measured using the enacted tax rates and laws expected to be in effect when the differences are expected to reverse. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

      Financial Instruments - In the ordinary course of business, we have entered into off-balance sheet financial instruments, primarily consisting of commitments to make loans.

      Basic and Fully-Diluted Net Income Per Common Share - Basic net income per share of common stock is based on 1,055,999, the weighted average number of common stock outstanding. Fully-diluted net income per share of common stock is based on 1,107,778, the weighted average number of common stock and common stock equivalents outstanding. The weighted average number of common stock equivalents excluded in calculating fully-diluted net income per common share due to the anti-dilutive effect is 39,137 shares. Common stock equivalents were calculated using the treasury stock method.

      Stock Based Compensation - At December 31, 2003, we had stock-based employee compensation plans. We account for these plans under APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation expense has been reflected in net income for stock options as all rights and options to purchase our stock granted under these plans have an exercise price equal to the market value of the underlying stock on the date of grant.

      If compensation cost for the Stock Plan and Director's Stock Plan awards had been measured based on the fair value of the stock options awarded at the grant dates, net income and diluted earnings per common share would have been reduced to the pro-forma amounts on the table below for the years ended December 31, 2003, 2002 and 2001.

                                                 2003           2002            2001
                                            -------------   -------------   -------------

Net Income
  As reported                               $   1,520,373   $   1,180,308   $     925,032
  Less: Total stock-based compensation
        expense determined under the fair
        value method for all rewards, net
        of related tax effects                     20,666          22,942          31,281
                                            -------------   -------------   -------------
Pro-forma                                   $   1,499,707   $   1,157,366   $     893,751
                                            =============   =============   =============


                                                     2003            2002            2001
                                            -------------   -------------   -------------

Diluted earnings per common share
  As reported                               $        1.37   $        1.08   $        0.87
  Less: Total stock-based compensation
        expense determined under the fair
        value method for all rewards, net
        of related tax effects                       0.02            0.01            0.03
                                            -------------   -------------   -------------
Pro-forma                                   $        1.35   $        1.07   $        0.84
                                            =============   =============   =============

      Recently-Issued Accounting Standards - In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"), which establishes how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on our financial position or results of operations.

On April 30, 2003, the Financial Accounting Standards Board (FASB) issued Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This Statement is effective for contracts entered into or modified after June 30, 2003, except for contracts that relate to SFAS 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003 and for hedging relationships designated after June 30, 2003. The adoption of

SFAS 149 is did not have a material impact on our financial position or results of operations because we do not have any derivative activity.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin
(ARB) 51. FIN 46 addresses consolidation by business enterprises of variable interest entities ("VIE"). FIN 46 requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss from the VIE's activities or entitled to receive a majority of the entity's residual returns, or both. The provisions are effective for any new entities that are originated subsequent to January 31, 2003. For entities that were originated prior to February 1, 2003, the provisions of FIN 46 were to be effective July 31, 2003. In October 2003, the FASB deferred the implementation of this Interpretation in its entirety. On December 24, 2003, the FASB issued a revision to FIN 46 ("FIN 46-R"). We are required to adopt FIN 46 or FIN 46-R after December 15, 2004. The adoption of FIN46-R will result in the deconsolidation of the trust preferred securities. We are still in the process of evaluating the impact the adoption will have on the consolidated financial statements.

Lending Activities

Loan Portfolio Composition. Our loan portfolio consists primarily of commercial mortgage loans and unsecured commercial loans. At December 31, 2003, we had total unsecured commercial loans outstanding of $8,905,587, or 13.1% of total loans, and commercial real estate loans of $32,416,537, or 47.5% of total loans. There were $22,260,849 of construction loans secured by real estate, $20,390,849 of which were construction loans to businesses for the construction of either commercial property or residential property for sale, representing 29.8% of total loans. Other loans in our portfolio principally included commercial loans secured by assets other than real estate totaling $1,896,374, or 2.8% of total loans at December 31, 2003 and consumer non-mortgage loans of $949,899, or 1.4% of total loans. For the year ended December 31, 2003, approximately $57,308,460, or 90.1%, of loans for business purposes had adjustable interest rates based on the prime rate of interest.

The following table sets forth the composition of our loan portfolio in dollar amounts and in percentages at the dates indicated:

                                                      At December 31,
                                   -----------------------------------------------------
                                             2003                          2002
                                   ------------------------     ------------------------
                                                   Percent                      Percent
                                      Amount       of Total        Amount       of Total
                                   ------------    --------     ------------    --------

Commercial loans:
 Commercial secured                $  1,896,374        2.8%     $  4,014,494        6.3%
 Commercial unsecured                 8,905,587       13.1        11,322,164       17.7
                                    -----------    -------       -----------    -------

    Total commercial loans           10,801,961       15.9        15,336,658       24.0
Real Estate loans:
Commercial                           32,416,537       47.5        31,357,950       49.1
One-to-four family                    1,382,490        2.0           493,504        0.8
                                    -----------    -------       -----------    -------
     Total real estate loans         33,799,027       49.5        31,851,454       49.9
Construction loans:
Commercial                           20,390,849       29.8        13,562,442       21.3
Owner occupied one-to-four family     1,870,000        2.7         1,315,000        2.1
                                    -----------    -------       -----------    -------
     Total construction loans        22,260,849       32.5        14,877,442       23.4
Other loans:
Consumer loans                          949,899        1.4         1,179,485        1.9
Other loans                             510,617        0.7           509,073        0.8
                                    -----------    -------       -----------    -------
     Total other loans                1,460,516        2.1         1,688,558        2.7

Total loans                          68,322,353      100.0%       63,754,112      100.0%
                                   ------------    =======      ------------    =======

Less:
 Unearned discounts, net and
   deferred loan fees, net              340,892                      339,601
 Allowance for loan losses            1,162,776                    1,168,358
                                   ------------                 ------------
 Loans, net                        $ 66,818,685                 $ 62,246,153
                                   ============                 ============

The following table sets forth our loan originations and principal repayments for the periods indicated. We did not purchase or sell any loans in 2002 or 2003.

                                    Year Ended      Year Ended
                                   December 31,    December 31,
                                       2003            2002
                                   ------------    ------------

Commercial Loans (gross):
  At beginning of period           $ 15,336,658    $ 15,301,601
    Commercial loans originated:
      Secured                         1,109,942       1,716,300
      Unsecured                      24,918,508      27,621,629
                                   ------------    ------------
        Total commercial loans       26,028,450      29,337,929
Principal repayments                (30,563,147)    (29,302,872)
                                   ------------    ------------
  At end of period                 $ 10,801,961    $ 15,336,658
                                   ============    ============

Real Estate loans:
  At beginning of period           $ 31,851,454    $ 21,930,695
    Real estate loans originated:
      Commercial                     12,104,500      17,601,051
      One-to-four family              5,862,639         322,000
                                   ------------    ------------
        Total real estate loans      17,967,139      17,923,051

Principal repayments                (16,019,566)     (8,002,292)
                                   ------------    ------------
  At end of period                 $ 33,799,027    $ 31,851,454
                                   ============    ============
Construction loans
  At beginning of period           $ 14,877,442    $ 12,280,294
    Construction loans originated    25,867,500      24,997,000
    Principal repayments            (18,484,093)    (22,399,852)
                                   ------------    ------------
  At end of period                 $ 22,260,849    $ 14,877,442
                                   ============    ============
Other loans (gross):
  At beginning of period           $  1,688,558    $  1,128,342
    Other loans originated              771,063       1,485,843
    Principal repayments               (999,105)       (925,627)
                                   ------------    ------------
  At end of period                 $  1,460,516    $  1,688,558
                                   ============    ============

Loan Maturity. The following table shows the contractual maturity of our loans at December 31, 2003.


                                                            At December 31, 2003
                               --------------------------------------------------------------------------------
                               Commercial    Commercial                                                Other
                               Unsecured      Secured     Construction  Real Estate    Loans (1)       Total
                              -----------   -----------   ------------  -----------   -----------   -----------

Amounts due:
 Within one year (1)          $ 4,981,131   $   144,385   $11,347,643   $ 5,099,590   $   737,729   $22,310,478
  After one year:
  One to five years             3,924,456     1,751,989    10,913,206    27,926,037       722,787    45,238,475
Total due after five years             --            --            --       773,400            --       773,400
                 --           -----------   -----------   -----------   -----------   -----------   -----------
    Total amount due            8,905,587     1,896,374    22,260,849    33,799,027     1,460,516    68,322,353

Less:
  Unearned fees                        --         4,810       178,744       157,338            --       340,892
  Allowance for loan losses       218,871        22,766       354,792       536,166        30,181     1,162,776
                              -----------   -----------   -----------   -----------   -----------   -----------
Loans, net                    $ 8,686,716   $ 1,868,798   $21,727,313   $33,105,523   $ 1,430,335   $66,818,685
                              ===========   ===========   ===========   ===========   ===========   ===========

(1)   Amount includes overdrawn deposit accounts.

The following table sets forth at December 31, 2003, the dollar amount of all loans, due after December 31, 2003, and whether such loans have fixed or variable interest rates.

                                            Due After December 31, 2003
                                   ---------------------------------------------
                                      Fixed          Variable           Total
                                   -----------      -----------      -----------

Commercial Loans:
  Unsecured                        $ 5,084,543      $ 3,821,044      $ 8,905,587
  Secured                              808,265        1,088,109        1,896,374
Real Estate
  Commercial                           408,079       32,008,458       32,416,537
  One-to-four                        1,382,490               --        1,382,490
Construction                                --       22,260,849       22,260,849
Other loans                          1,460,516               --        1,460,516
                                   -----------      -----------      -----------
    Total loans                    $ 9,143,893      $59,178,460      $68,322,353
                                   ===========      ===========      ===========

Commercial Business Lending. We originate commercial business loans directly to the professional and business community in our market area. We target small to medium sized business, and professionals such as lawyers, doctors and accountants. Applications for commercial business loans are obtained primarily from the efforts of our directors and senior management, who have extensive contacts in the local business community, or from branch referrals. As of December 31, 2003, commercial loans totaled $10,801,961 or 15.9% of total loans.

Commercial business loans we originate generally have terms of five years or less and have adjustable interest rates tied to the Wall Street Journal Prime Rate plus a margin. Such loans may be secured or unsecured. Secured commercial business loans can be collateralized by receivables, inventory and other assets. All these loans are backed by the personal guarantee of all the principals of the borrower. The loans generally have shorter maturities and higher yields than residential lending. Management has extensive experience in originating commercial business loans within our marketplace.

Commercial business loans generally carry the greatest credit risks of the loans in our portfolio because repayment is more dependent on the success of the business operations of the borrower. Some of these loans are unsecured and those that are secured frequently have collateral that rapidly depreciates or is difficult to control in the event of a default.

Commercial Real Estate Lending. We originate commercial real estate loans that are generally secured by properties used for business purposes such as retail stores, other mixed-use (business and residential) properties, restaurants, light industrial and small office buildings located in our primary market area. Our commercial real estate loans are generally made in amounts up to 70% of the appraised value of the property. These loans are most commonly made with terms up to five years with interest rates that adjust to 100 or 150 basis points above the floating prime rate. A significant portion of these loans are subject to an interest rate floor ranging between 7.00% to 7.50%. Our underwriting standards consider the collateral of the borrower, the net operating income of the property and the borrower's expertise, credit history and profitability. We require personal guarantees from the borrower or the principals of the borrowing entity. At December 31, 2003, our commercial real estate loans totaled $33,799,027, or 49.5% of total loans.

Loans secured by commercial real estate are generally larger and involve greater risks than one-to-four family residential mortgage loans, but generally lesser risks than commercial loans. Because payments on loans secured by commercial real estate properties are often dependent on the successful operation and management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy, to a greater extent than other types of loans. We seek to minimize these risks through our lending policies and underwriting standards, which restrict new originations of such loans to our primary lending area and qualify such loans on the basis of the property's income stream, collateral value and debt service ratio.

Construction Lending. Our construction loans primarily have been made to finance the construction of one- to four-family residential properties and, to a lesser extent, multi-family residential real estate properties. Our policies provide that construction loans may be made in amounts up to the lesser of 80% of the total hard and soft costs of the project or Victory State bank's loans to-one borrower limitation. We generally require personal guarantees. Construction loans generally are made with prime-based interest rates with terms up to 18 months. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. At December 31, 2003, our construction loans totaled $22,260,849 or 32.5% of total loans.

Construction loans generally carry greater credit risks than residential mortgage loans on completed properties because their repayment is more dependent on the borrower's ability to sell or rent units under construction and the general as well as local economic conditions. Because payments on construction loans are often dependent on the successful completion of construction project and the management of the project, repayment of such loans may be subject to adverse conditions in the real estate market or the economy, to a greater extent than other types of loans.

Loan Approval Procedures and Authority. All unsecured loans in excess of $200,000 and all secured loans over $350,000, are reviewed and approved by the Loan Committee, which consists of seven directors of Victory State Bank, prior to commitment. Smaller loans may be approved by underwriters designated by the Bank's Chief Executive Officer. Consumer loans not secured by real estate and unsecured consumer loans, depending on the amount of the loan and the loan to value ratio, where applicable, require the approval of the Bank's Chief Lending Officer and/or Chief Executive Officer.

Upon receipt of a completed loan application from a prospective borrower, we order a credit report and we verify other information. If necessary, we request additional financial information. An independent appraiser we designate performs an appraisal of the real estate intended to secure the proposed loan. The Board of Victory State Bank annually approves the independent appraisers and approves the Bank's appraisal policy. It is our policy to obtain title insurance on all real estate first mortgage loans. Borrowers must also obtain hazard insurance prior to closing. Some borrowers are required to make monthly escrow deposits which we then use to pay items such as real estate taxes.

Delinquencies and Classified Assets

Delinquent Loans. Our collection procedures for mortgage loans include sending a past due notice at 15 days and a late notice after payment is 30 days past due. In the event that payment is not received after the late notice, letters are sent or phone calls are made to the borrower. We attempt to obtain full payment or work out a repayment schedule with the borrower to avoid foreclosure. Generally, we authorize foreclosure proceedings when a loan is over 90 days delinquent. We record property acquired in foreclosure as real estate owned at the lower of its appraised value less costs to dispose, or cost. We cease to accrue interest on all loans 90 days past due and reverse all accrued but unpaid interest when the loan becomes non-accrual. We continue to accrue interest on construction loans that are 90 days past contractual maturity date if we expect the loan to be paid in full in the next 60 days and all interest is paid up to date.

The collection procedures for other loans generally include telephone calls to the borrower after ten days of the delinquency and late notices at 15 and 25 days past due. Letters and telephone calls generally continue until the matter is referred to a collection attorney or resolved. After the loan is 90 days past due, the loan is referred to counsel and is written-off.

Classified Assets. Federal regulations and our Loan Review and Risk Rating Policy provide for the classification of loans and other assets we consider to be of lesser quality as "Substandard", "Doubtful" or "Loss" assets. An asset is considered "Substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "Doubtful" have all of the weaknesses inherent in those classified "Substandard" with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "Loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose us to sufficient risk to warrant classification but which possess weaknesses are designated "Special Mention" by management. We had thirty-one (31) loans, in the aggregate amount of $3,772,514, classified as special mention, eleven (11) loans, in the aggregate amount of $701,437, classified as substandard, two (2) loans, in the aggregate amount of $52,395, classified as doubtful, and no loans classified as loss as of December 31, 2003.

When we classify an asset as Substandard or Doubtful, we provide, as part of our general allowance for loan losses, an amount management deems prudent to recognize the risks pertaining to the loans. A general allowance represents loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike a specific allowance, has not been allocated to particular problem assets. When we classify an asset as "Loss," we either establish a specific allowance for losses equal to 100% of the amount of the asset or charge off that amount.

Victory State Bank's Loan Review Officer and Board of Directors regularly review problem loans and review all classified assets on a quarterly basis. We believe our policies are consistent with the regulatory requirements regarding classified assets. Our determination as to the classification of our assets and the amount of our valuation allowances is subject to review by the New York State Banking Department and the FDIC, which can order the establishment of additional general or specific loss allowances.

The following table sets forth delinquencies in our loan portfolio as of the dates indicated:

                                             At December 31, 2003
                                   ----------------------------------------
                                      60-89 Days          90 Days or more
                                   Number   Principal    Number   Principal
                                   ------   ---------    ------   ---------

Commercial real estate                  2   $ 503,694         4   $ 259,026
Commercial construction                --          --         1     145,000
Commercial unsecured                   --          --         1      30,619
Other                                  --          --         1       4,406
                                   ------   ---------    ------   ---------
Total                                   2   $ 503,694         7   $ 439,051
                                   ======   =========    ======   =========

Delinquent loans to total loans                  0.74%                 0.64%


                                             At December 31, 2003
                                   ----------------------------------------
                                      60-89 Days          90 Days or more
                                   Number   Principal    Number   Principal
                                   ------   ---------    ------   ---------

Commercial real estate                 --   $      --         7   $ 925,952
Commercial construction                --          --        --          --
Commercial unsecured                   --          --         1      14,734
Other                                  --          --        --          --
                                   ------   ---------    ------   ---------
Total                                  --   $      --         8   $ 940,686
                                   ======   =========    ======   =========

Delinquent loans to total loans                  0.00%                 1.48%

Loans 90 days or more past due represent non-accrual loans for 2003 and 2002.

Non-performing Assets. The following table sets forth information about our non-performing assets at December 31, 2003 and 2002.

                                        At December 31,     At December 31,
                                             2003                 2002
                                        ---------------     ---------------

Non-performing assets:
  Commercial loans:
    Unsecured                              $  30,619           $  14,734
  Commercial real estate                     259,026             313,039
  Construction                               145,000                  --
  Consumer loan                                4,406                  --
                                           ----------          ---------

       Total non-performing assets         $ 439,051           $ 327,773
                                           =========           =========

Non-performing loans to total loans             0.64%               0.51%
Non-performing loans to total assets            0.24%               0.24%
Non-performing assets to total assets           0.24%               0.24%

The following table sets forth the aggregate carrying value of our assets classified as Substandard, Doubtful and Loss according to asset type:

                                    At December 31, 2003    At December 31, 2003
                                        Substandard               Doubtful
                                    --------------------    --------------------
                                    Number       Amount     Number      Amount
                                    ------      --------    ------      -------
Classification of assets:
  Commercial Loans:
    Unsecured                          3        $ 61,622       -             --
  Commercial Real Estate               4         272,997       2         52,395
  Construction                         2         360,000       -             --
  Other                                2           6,818       -             --
                                      --        --------       -        -------
    Total loans                       11        $701,437       2        $52,395
                                      ==        ========       =        =======

No assets were classified as Loss at year end 2003.

Allowance for Loan Losses

Our allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risks inherent in its loan portfolio and the general economy. When analyzing the adequacy of the allowance for loan losses, management first considers performing loans in our loan portfolio that have no material identified weaknesses. Management considers historical experience, the state of the economy, our credit process, the nature of collateral, industry trends, geographic considerations and other factors, when assessing these loans. Management then establishes an amount equal to a fixed percentage of the performing loans in each of our five principal loan categories as appropriate to included in the allowance to cover inherent weaknesses in the broad category of loans. Currently, these percentages are: commercial secured - 0.75%; commercial unsecured - 1.75%; residential secured - 0.50%; consumer secured - 0.75%; consumer unsecured - 1.75%.

In addition, management analyzes each loan that has been identified as having specific weaknesses to determine the appropriate level of the allowance for that loan. This analysis considers both the general factors which are considered in assessing performing loans as well as specific facts pertinent to each loan, such as collateral value, borrower's income and ability to repay, payment history, the reasons for and length of the delinquency, and the value of any credit support. In general, loans designated as special mention have an allowance factor equal to 2.5% to 5.0% of the loan amount; loans classified as substandard have a 15% to 20% allowance factor; loans classified as doubtful have a 50% allowance factor and loans classified as loss have a 100% allowance factor. Although loans may be analyzed individually or in groups to determine the adequacy of the allowance, the entire allowance is available for any losses that occur.

In order to determine its overall adequacy, an independent loan review firm, senior management and the Bank's Board of Directors review the allowance for loan losses quarterly. If they determine that the allowance is inadequate, then management increases the provision for loan losses to bring the allowance up to a level deemed adequate.

As of December 31, 2003, our allowance for loan losses was $1,162,776 or 1.70% of total loans. Based upon all relevant and presently available information, management believes that the allowance for loan losses is adequate. We continue to monitor and modify the level of the allowance for loan losses in order to maintain the allowance at a level which management considers adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary, based on changes in economic and local market conditions beyond management's control. In addition, federal and state bank regulatory agencies periodically review Victory State Bank's loan loss allowance as part of their periodic safety and soundness examinations of the Bank. They may recommend or seek to compel increases in the allowance if they believe that weaknesses in the loan portfolio are more significant than management's assessment.

The following table sets forth the activity in our allowance for loan losses:

                                                        For the Year
                                                            Ended
                                                         December 31,
                                                  ---------------------------
                                                     2003            2002
                                                  -----------     -----------

Allowance for Loan Losses:
  Balance at beginning of period                  $ 1,168,358     $   894,692
  Charge-offs:
  Commercial loans:
    Unsecured                                        (315,490)       (130,191)
  Other loans                                         (17,138)        (24,421)
                                                  -----------     -----------
Total charge-offs                                    (332,628)       (154,612)
Recoveries                                            122,046          73,278
Provision charged to income                           205,000         355,000
                                                  -----------     -----------
Balance at end of period                          $ 1,162,776     $ 1,168,358
                                                  ===========     ===========

Ratio of net charge-offs during the period to
  average loans outstanding during the period            0.49%           0.27%
Ratio of allowance for loan losses to
  total loans at the end of period                       1.70%           1.83%
Ratio of allowance for loan losses to
  non-performing loans at the end of the period        264.84%         356.45%
Ratio of allowance for loan losses to
  non-performing assets at the end of the period       264.84%         356.45%

The following table sets forth the allocation of our allowance for loan losses among each of the categories listed.

                                             At December 31,              At December 31,
                                                  2003                          2002
                                       --------------------------    --------------------------
                                                      % of Loans                    % of Loans
                                                      in Category                   in Category
                                                          to                            to
                                         Amount       Total Loans      Amount       Total Loans
                                       -----------    -----------    -----------    -----------

Allowance:
  Commercial loans:
    Unsecured                          $   218,871       13.1%       $   290,496       17.8%
    Secured                                 22,766        2.8             55,186        6.3
  Commercial real estate                   523,209       47.5            567,390       49.1
  Residential real estate loans             12,957        2.0              8,896        0.8
  Construction loans                       354,792       32.5            206,920       23.3
  Other loans                               30,181        2.1             39,470        2.7
                                       -----------      -----        -----------      -----
Total allowances                         1,162,776      100.0%         1,168,358      100.0%
                                       -----------      =====        -----------      =====

Total allowance for loan losses        $ 1,162,776                   $ 1,168,358
                                       ===========                   ===========

Investment Activities

State-chartered banking institutions have the authority to invest in various types of liquid assets, including United States Treasury Obligations, securities of various federal agencies, certain certificates of deposits of insured banks and savings institutions, certain bankers' acceptances, repurchase agreements and federal funds. Additionally, it is appropriate for us to maintain investments for ongoing liquidity needs and we have maintained liquid assets at a level believed to be adequate to meet our normal daily activities.

Our investment policy, established by the Board of Directors of Victory State Bank and implemented by its Asset/Liability Committee, attempts to provide and maintain liquidity, generate a favorable return on investments without incurring undue interest rate and credit risk, and complement our lending activities. Although we classify most of our securities portfolio as available for sale, it is our practice to retain most of our securities until they mature.

Our policies generally limit investments to government and federal agency securities or AAA rated securities, including corporate debt obligations, that are investment grade with weighted average lives of seven years or less. Our policies provide that all investment purchases be ratified by the Bank's Board and may only be initiated by the President or Chief Financial Officer of the Bank. Investment securities consist of collateralized mortgage obligations ("CMO") with an average life of 4.5 years or less, mortgage-backed securities ("MBS") with maturities of seven years or less and U.S. Agency notes with a maturity of less than 15 years. These CMOs and MBS are backed by federal agencies such as Federal National Mortgage Association ("FNMA") and the Federal Home Loan Mortgage Corporation ("FHLMC") or are "AAA" rated whole loan securities. At December 31, 2003, we had investment securities in the aggregate amount of $83,489,214 with a market value of $83,171,547. Of these, $81,489,214 were either CMO's or MBS's. The entire investment portfolio at December 31, 2003, was classified as available for sale and is accounted on a fair market value basis.

The following table sets forth certain information regarding the amortized cost and market values of the investment securities, available for sale portfolio at the dates indicated:

                                                                    At December 31,
                                             ------------------------------------------------------------
                                                         2003                           2002
                                             ----------------------------   -----------------------------
                                              Amortized         Market       Amortized           Market
                                                Cost            Value          Cost              Value
                                             ------------    ------------   ------------     ------------

Investments securities, available for sale
US Government Agency                         $  2,000,000    $  2,000,000    $       --      $         --
FNMA 7 Year Balloon                               698,940         743,311       1,103,196       1,183,522
FHLMC                                           1,013,649       1,033,838       2,886,223       2,957,504
GNMA                                            3,782,659       3,732,954              --              --
Whole Loan MBS                                  3,691,027       3,746,108              --              --
Collateralized mortgage obligations            72,302,939      71,915,336      38,202,656      38,858,634
                                             ------------    ------------    ------------    ------------
                                             $ 83,489,214    $ 83,171,547    $ 42,192,075     $42,999,660
                                             ============    ============    ============     ===========

The table below sets forth certain information regarding the amortized cost value, weighted average yields and stated maturities of our investment securities at December 31, 2003 and 2002.

                                                                    At December 31, 2003
                           ---------------------------------------------------------------------------------------------------------
                                       Weighted                Weighted               Weighted                Weighted
                           Less Than   Average     1 To 5      Average    5 To 10     Average      Over 10     Average
                            1 Year      Yield       Years       Yield      Years       Yield        Years       Yield       Total
                           ---------   --------   ----------   --------   ---------   --------   -----------  --------   -----------

Investment Securities:
US Government Agency       $      --       --%    $       --       --%    $      --       --%    $ 2,000,000      4.00%  $ 2,000,000
FNMA 7 Year Balloon               --       --        698,940     6.82            --       --              --        --       698,940
FHLMC                             --       --        549,731     5.47       463,918     5.34              --        --     1,013,649
GNMA                              --       --             --       --            --       --       3,782,659      4.11     3,782,659
Whole Loan MBS                    --       --             --       --            --       --       3,691,027      4.72     3,691,027
Collateralized Mortgage
  Obligations                     --       --         56,439     7.12       204,391     3.42      72,042,109      4.25    72,302,939
                           ---------              ----------              ---------              -----------             -----------

Total                      $      --       --      1,305,110     6.26%    $ 668,309     4.75     $81,515,795      4.26   $83,489,214
                           =========              ==========              =========              ===========             ===========


                                                                    At December 31, 2002
                           ---------------------------------------------------------------------------------------------------------
                                       Weighted                Weighted               Weighted                Weighted
                           Less Than   Average     1 To 5      Average    5 To 10     Average      Over 10     Average
                            1 Year      Yield       Years       Yield      Years       Yield        Years       Yield       Total
                           ---------   --------   ----------   --------  ----------   --------   -----------  --------   -----------
Investment Securities:
FNMA 7 Year Balloon        $      --       --%    $1,103,196     6.76%   $       --       --%    $        --        --%  $ 1,103,196
FHLMC                             --       --             --       --     2,886,223     5.42              --        --     2,886,223
Collateralized Mortgage
   Obligations                57,999     5.92        256,209     7.12     3,806,064     5.15      34,082,384      5.07    38,202,656
                           ---------              ----------             ----------              -----------    ------   -----------

Total                      $  57,999     5.92%    $1,359,405     6.83%   $6,692,287     5.27%    $34,082,384      5.07%  $42,192,075
                           =========              ==========             ==========              ===========             ===========

The following table sets forth certain information regarding the carrying and market values of our money market securities portfolio, which was classified as held to maturity, at the dates indicated:

                                         At December 31,
                          ------------------------------------------------
                                   2003                       2002
                          ----------------------    ----------------------
                          Carrying      Market       Carrying     Market
                            Value       Value          Value      Value
                          ---------    ---------    ---------    ---------

Money Market Deposit      $ 599,356    $ 599,356    $      --    $      --
                          ---------    ---------    ---------    ---------

     Total                $ 599,356    $ 599,356    $      --    $      --
                          =========    =========    =========    =========

The table below sets forth certain information regarding the carrying value, weighted average yields and stated maturities of our money market securities at December 31, 2003 and 2002.

                                                       At December 31,
                           ------------------------------------------------------------------------
                                          2003                                 2002
                           ----------------------------------    ----------------------------------
                                        Weighted                              Weighted
                            Under 1      Average                  Under 1      Average
                             Year         Yield       Total        Year         Yield       Total
                           ---------    --------    ---------    ---------    --------    ---------

Money Market Deposit       $ 599,356      1.10%     $ 599,356    $      --        --%     $      --
                           ---------                ---------    ---------                ---------

               Total       $ 599,356      1.10%     $ 599,356    $      --        --%     $      --
                           =========                =========    =========                =========

Source of Funds

General. Deposits are the primary source of our funds for use in lending, investing and for other general purposes. In addition to deposits, we obtain funds from principal repayments and prepayments on loans and securities. Loan and securities repayments are a relatively stable source of funds, while deposit inflows and outflows as well as unscheduled prepayments are influenced by general interest rates and money market conditions.

Deposits. We offer a variety of deposit accounts having a range of interest rates and terms. Our deposits consist of non-interest bearing checking accounts, money market accounts, time deposit ("certificate") accounts, statement savings and NOW accounts. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. Our deposits are obtained primarily from the areas in which our offices are located. We do not actively solicit certificate accounts in excess of $100,000, nor do we use brokers to obtain deposits. Management constantly monitors our deposit accounts and, based on historical experience, management believes it will retain a large portion of such accounts upon maturity. Deposit account terms we offer vary according to the minimum balance required, the time periods that the funds must remain on deposit and the interest rates, among other factors. In determining the characteristics of the deposit account programs we offer, we consider potential profitability, matching terms of the deposits with loan products, the attractiveness to the customers and the rates offered by our competitors.

Our focus on customer service, primarily for the business and professional community in our marketplace, has facilitated our retention of non-interest bearing checking accounts and low costing NOW and money market accounts, which generally have interest rates substantially less than certificate of deposits. At December 31, 2003, these types of low cost deposit accounts amounted to $125,020,631, or 74.5% of total deposits.

The following table presents deposit activity for the periods indicated.

                                           Year Ended     Year Ended     Year Ended
                                          December 31,   December 31,   December 31,
                                              2003           2002           2001
                                          ------------   -----------    ------------

Beginning balance                         $123,702,365   $ 91,132,816   $58,951,626
  Net increase before interest credited     43,211,836     31,747,263    31,102,924
  Interest credited on deposits                788,600        822,286     1,078,266
                                          ------------   ------------   -----------
Ending balance                            $167,702,801   $123,702,365   $91,132,816
                                          ============   ============   ===========

The following table provides information regarding the remaining term to maturity of our time deposits over $100,000 at December 31, 2003:

Maturity Period                                Amount
---------------                             ------------

  Three months or less                      $ 19,612,143
  Over three through six months                1,196,452
  Over six through 12 months                     489,937
  Over 12 months                                 309,429
                                            ------------
     Total                                  $ 21,607,961
                                            ============

The following table presents by various rate categories, the amount and the periods to maturity of the certificate accounts outstanding at December 31, 2003.

                                      Over Six Mos.  Over One Year   Over Two Years
                        Six Months     Through One    Through Two    Through Three    Over Three
                         And Less         Year          Years            Years           Years        Total
                        -----------   ------------   -------------   --------------   ----------   -----------
Certificate accounts:
0.00% to 0.99%          $   408,353    $         --   $        --      $       --     $       --   $   408,353
1.00% to 1.99%           27,288,070       2,086,418       357,652         516,716         50,330    30,299,186
2.00% to 2.99%               68,096          37,033            --         547,044        925,009     1,577,182
3.00% to 3.99%                2,494              --            --              --             --         2,494
                        -----------     -----------   -----------      ----------     ----------   -----------
                        $27,767,013     $ 2,123,451   $   357,652      $1,063,760     $       --   $32,287,215
                        ===========     ===========   ===========      ==========     ==========   ===========

Borrowings

We do not routinely utilize borrowings, but in connection with the issuance of $5 million in trust preferred securities in August 2003, we issued a $5.2 million subordinated note to VSB Capital Trust I. Therefore, at December 31, 2003, we had $5.2 million in subordinated debt. We had no borrowings in 2002.

Personnel

As of December 31, 2003, we had 44 full-time employees and 12 part-time employees. These employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be good.

                           REGULATION AND SUPERVISION

Regulation of VSB Bancorp, Inc.

VSB Bancorp, Inc., is a New York corporation and is subject to and governed by the New York Business Corporation Law. It is a bank holding company and thus is subject to regulation, supervision, and examination by the Federal Reserve.

Bank Holding Company Regulation. As a bank holding company, we are required to file periodic reports and other information with the Federal Reserve and the Federal Reserve may conduct examinations of us.

We are subject to capital adequacy guidelines of the Federal Reserve. The guidelines apply on a consolidated basis and require bank holding companies to maintain a minimum ratio of Tier 1 capital to total assets of 4.0%. The minimum ratio is 3.0% for the most highly rated bank holding companies. The Federal Reserve's capital adequacy guidelines also require bank holding companies to maintain a minimum ratio of qualifying total capital to risk-weighted assets of 8.0%, and a minimum ratio of tier 1 capital to risk-weighted assets of 4.0%. As of December 31, 2003, our ratio of Tier 1 capital to total assets was 7.97%, its ratio of Tier 1 capital to risk-weighted assets was 15.66%, and its ratio of qualifying total capital to risk-weighted assets was 18.42%.

Our ability to pay dividends can be restricted if its capital falls below levels established by the Federal Reserve's guidelines.

Federal Reserve approval is required if we seek to acquire direct or indirect ownership or control of 5% or more of the voting shares of a bank or bank holding company. We must obtain Federal Reserve approval before we acquire all or substantially all the assets of a bank or merge or consolidate with another bank holding company. These provisions also would apply to a bank holding company that sought to acquire 5% or more of the common stock of or to merge or consolidate with us.

Bank holding companies like us may not engage in activities other than banking and activities so closely related to banking or managing or controlling banks as to be a proper incident thereto. Federal Reserve regulations contain a list of permissible non-banking activities that are closely related to banking or managing or controlling banks and the Federal Reserve has identified a limited number of additional activities by order. These activities include lending activities, certain data processing activities, and securities brokerage and investment advisory services, trust activities and leasing activities. A bank holding company must file an application or a notice with the Federal Reserve prior to acquiring more than 5% of the voting shares of a company engaged in such activities. A bank holding company that is well capitalized and well managed and meets other conditions may provide notice after making the acquisition.

We have the right to elect to be treated as a financial holding company if the Bank is well capitalized and well managed and has at least a satisfactory record of performance under the Community Reinvestment Act. Financial holding companies that meet certain conditions may engage in activities that are financial in nature or incidental to financial activities, or activities that are complementary to a financial activity and do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. Federal law identifies certain activities that are deemed to be financial in nature, including non-banking activities currently permissible for bank holding companies to engage in both within and outside the United States, as well as insurance and securities underwriting and merchant banking activities. The Federal Reserve may identify additional activities that are permissible financial activities. No prior notice to the Federal Reserve is required for a financial holding company to acquire a company engaged in these activities or to commence these activities directly or indirectly through a subsidiary.

We have not elected to be treated as a financial holding company since it has no current plans to use the authority to engage in expanded activities. However, it may elect to do so in the future.

Statutory Restrictions on Acquisition of VSB Bancorp, Inc., and Victory State
Bank

Applicable provisions of the New York Banking Law, the federal Bank Holding Company Act, and other federal statutes, restrict the ability of persons or entities to acquire control of a bank holding company. Under the Change in Bank Control Act, persons who intend to acquire control of a bank holding company, either directly or indirectly or through or in concert with one or more persons must give 60 days' prior written notice to the Federal Reserve. "Control" would exist when an acquiring party directly or indirectly has voting control of at least 25% of our voting securities or the power to direct our management or policies. Under Federal Reserve regulations, a rebuttable presumption of control would arise with respect to an acquisition where, after the transaction, the acquiring party has ownership control, or the power to vote at least 10% (but less than 25%) of our common stock.

The New York Banking Law requires prior approval of the New York Banking Board before any action is taken that causes any company to acquire direct or indirect control of a banking institution that is organized in the State of New York. The term "control" is defined generally to mean the power to direct or cause the direction of the management and policies of the banking institution and is presumed to exist if the company owns, controls or holds with power to vote 10% or more of the voting stock of the banking institution.

Section 912 of the New York Business Corporation Law, known as the New York Anti-Takeover Law, restricts the ability of interested stockholders to engage in business combinations with a New York corporation. In general terms, Section 912 prohibits any New York corporation covered by the statute from merging with an interested shareholder (i.e., one who owns 20% or more of the outstanding voting stock) for five years following the date on which the interested shareholder first acquired 20% of the stock, unless before that date the Board of Directors of the corporation had approved either the merger or the interested shareholder's stock purchase.

Section 912 defines an interested stockholder as the beneficial owner, directly or indirectly, of 20% or more of the outstanding voting stock of a corporation; and certain other entities that have owned 20% or more of a corporation's stock during the past five years. A business combination is defined as a merger, consolidation, sale of 10% or more of the assets, or similar transaction.

Unless an interested stockholder waits five years after becoming an interested stockholder to engage in a business combination, the business combination is prohibited unless our Board of Directors has approved either (a) the business combination or (b) the acquisition of stock by the interested stockholder, before the interested stockholder acquired its 20% interest. Even though the interested stockholder waits five years, the business combination is prohibited unless either:

      (i) the business combination or the acquisition of stock by the interested stockholder was approved by the Board of Directors before the interested stockholder acquired its 20% interest;

      (ii) the business combination is approved by a majority vote of all outstanding shares of stock not beneficially owned by the interested stockholder or its affiliates or associates at a meeting held at least five years after the interested stockholder becomes an interested stockholder; or

      (iii) the price paid for common stock acquired in the business combination is, in general terms, at least as much as the greater of (a) highest price paid by the interested stockholder for any stock since the interested stockholder first owned 5% of the stock of the corporation, or (b) the market value of the stock as of the date of announcement of the business combination; and the price paid for stock other than common stock is subject to comparable minimum standards.

Regulation of Victory State Bank

The Bank is subject to extensive regulation and examination by the New York State Banking Department ("Department"), as its chartering authority, and by the FDIC, as the insurer of its deposits. The federal and state laws and regulations which are applicable to banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for certain loans. The Bank must file reports with the Department and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as establishing branches and mergers with, or acquisitions of, other depository institutions. There are periodic examinations by the Department and the FDIC to test the Bank's compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulation, whether by the Department, the FDIC or as a result of the enactment of legislation, could have a material adverse impact on the Bank and its operations.

Capital Requirements

The FDIC imposes capital adequacy standards on state-chartered banks, which, like the Bank, are not members of the Federal Reserve System.

The FDIC's capital regulations establish a minimum 3.0% Tier I leverage capital requirement for the most highly-rated state-chartered, non-member banks, with an additional cushion of at least 100 basis points for all other state-chartered, non-member banks, which effectively will increase the minimum Tier I leverage ratio for such other banks to 4.0%. Under the FDIC's regulation, the highest-rated banks are those that the FDIC determines are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and, in general, which are considered a strong banking organization and are rated composite 1 under the Uniform Financial Institutions Rating System. Tier I or core capital is defined as the sum of common stockholders' equity (including retained earnings), non-cumulative perpetual preferred stock and related surplus, and minority interests in consolidated subsidiaries, minus all intangible assets other than certain qualifying supervisory goodwill and certain mortgage servicing rights.

The FDIC also requires that banks meet a risk-based capital standard. The risk-based capital standard for banks requires the maintenance of a ratio of total capital (which is defined as Tier I capital and supplementary capital) to risk-weighted assets of 8.0% and Tier I capital to risk-weighted assets of 4%. In determining the amount of risk-weighted assets, all assets, plus certain off-balance sheet assets, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset or item. The components of Tier I capital are the same as for the leverage capital standard. The components of supplementary capital include certain perpetual preferred stock, certain mandatory convertible securities, certain subordinated debt and intermediate preferred stock and general allowances for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital.

The FDIC has an additional, higher capital level, known as well-capitalized. In order to be classified as well-capitalized, a bank must have a tier 1 leverage ratio of at least 5%, a tier 1 risk-based capital ratio of at least 6% and a total risk-based capital ratio of at least 10%.

At December 31, 2003, the Bank met each of its capital requirements.

The following table shows the Bank's actual capital amounts and ratios.

                                                                                  To be
                                                                             well-capitalized
                                                                                  under
                                                          For capital       prompt corrective
                                       Actual          adequacy purposes    action provisions
                                -------------------    ------------------   ------------------
                                   Amount     Ratio      Amount     Ratio     Amount     Ratio
                                -----------   -----    ----------   -----   ----------   -----

As of December 31, 2003
  Tier 1 Capital
    (to Average Assets)         $15,131,000    8.40%   $7,203,000    4.00%  $9,003,750    5.00%
  Tier 1 Capital
    (to Risk Weighted Assets)    15,131,000   16.48%    3,672,320    4.00%   5,508,480    6.00%
  Total Capital
    (to Risk Weighted Assets)    16,279,000   17.73%    7,344,640    8.00%   9,180,800   10.00%

Activities and Investments of New York-Chartered Banks.

The Bank derives its lending, investment and other authority primarily from the applicable provisions of New York State Banking Law and the regulations of the Department, as limited by FDIC regulations and other federal laws and regulations. See "Activities and Investments of FDIC Insured State-Chartered Banks" below. These New York laws and regulations authorize the Bank to invest in real estate mortgages, consumer and commercial loans, certain types of debt securities, including certain corporate debt securities and obligations of federal, State and local governments and agencies, and certain other assets. A bank's aggregate lending powers are not subject to percentage of asset limitations, although there are limits applicable to single borrowers. A New York-chartered bank may also exercise trust powers upon approval of the Department. The Bank does not have trust powers.

The New York Banking Board has the power to adopt regulations that enable state chartered banks to exercise the rights, powers and privileges permitted for a national bank. The Bank has not engaged in material activities authorized by such regulations.

With certain limited exceptions, the Bank may not make loans or extend credit for commercial, corporate or business purposes (including lease financing) to a single borrower, the aggregate amount of which would be in excess of 15% of the Bank's net worth, on an unsecured basis, and 25% of the net worth if the loan is collateralized by readily marketable collateral or collateral otherwise having a value equal to the amount by which the loan exceeds 15% of the Bank's net worth. Theses limits do not apply to loans made by VSB Bancorp, Inc. directly at the holding company level. The Bank currently complies with all applicable loans-to-one-borrower limitations and VSB Bancorp, Inc. has not made any loans in its own name.

Activities and Investments of FDIC-Insured State-Chartered Banks.

The activities and equity investments of FDIC-insured, state-chartered banks are generally limited to those that are permissible for national banks. Under regulations dealing with equity investments, an insured state bank generally may not directly or indirectly acquire or retain any equity investment of a type, or in an amount, that is not permissible for a national bank. An insured state bank is not prohibited from, among other things, (i) acquiring or retaining a majority interest in a subsidiary, (ii) investing as a limited partner in a partnership the sole purpose of which is direct or indirect investment in the acquisition, rehabilitation or new construction of a qualified housing project, provided that such limited partnership investments may not exceed 2% of the bank's total assets, (iii) acquiring up to 10% of the voting stock of a company that solely provides or reinsures directors', trustees' and officers' liability insurance coverage or bankers' blanket bond group insurance coverage for insured depository institutions, and (iv) acquiring or retaining the voting shares of a depository institution if certain requirements are met. In addition, an FDIC-insured state-chartered bank may not directly, or indirectly through a subsidiary, engage as "principal" in any activity that is not permissible for a national bank unless the FDIC has determined that such activities would pose no risk to the insurance fund of which it is a member and the bank is in compliance with applicable regulatory capital requirements.

Regulatory Enforcement Authority

Applicable banking laws include substantial enforcement powers available to federal banking regulators. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions against banking organizations and institution-affiliated parties, as defined. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities.

Under the New York State Banking Law, the Department may issue an order to a New York-chartered banking institution to appear and explain an apparent violation of law, to discontinue unauthorized or unsafe practices and to keep prescribed books and accounts. Upon a finding by the Department that any director, trustee or officer of any banking organization has violated any law, or has continued unauthorized or unsafe practices in conducting the business of the banking organization after having been notified by the Department to discontinue such practices, such director, trustee or officer may be removed from office by the Department after notice and an opportunity to be heard. The Bank does not know of any past or current practice, condition or violation that might lead to any proceeding by the Department against the Bank or any of its directors or officers. The Department also may take possession of a banking organization under specified statutory criteria.

Prompt Corrective Action.

Section 38 of the Federal Deposit Insurance Act ("FDIA") provides the federal banking regulators with broad power to take "prompt corrective action" to resolve the problems of undercapitalized institutions. The extent of the regulators' powers depends on whether the institution in question is "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." A bank is deemed to be (i) "well capitalized" if it has total risk-based capital ratio of 10.0% or more, has a Tier I risk-based capital ratio of 6.0% or more, has a Tier I leverage capital ratio of 5.0% or more and is not subject to specified requirements to meet and maintain a specific capital level for any capital measure, (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier I risk-based capital ratio of 4.0% or more and a Tier I leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized," (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier I risk-based capital ratio that is less than 4.0% or a Tier I leverage capital ratio that is less than 4.0% (3.0% under certain circumstances), (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0% or a Tier I leverage capital ratio that is less than 3.0%, and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. The regulations also provide that a federal banking regulator may, after notice and an opportunity for a hearing, reclassify a "well capitalized" institution as "adequately capitalized" and may require an "adequately capitalized" institution or an "undercapitalized" institution to comply with supervisory actions as if it were in the next lower category if the institution is in an unsafe or unsound condition or engaging in an unsafe or unsound practice. The federal banking regulator may not, however, reclassify a "significantly undercapitalized" institution as "critically undercapitalized."

An institution generally must file a written capital restoration plan which meets specified requirements, as well as a performance guaranty by each company that controls the institution, with an appropriate federal banking regulator within 45 days of the date that the institution receives notice or is deemed to have notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Immediately upon becoming undercapitalized, an institution becomes subject to statutory provisions, which, among other things, set forth various mandatory and discretionary restrictions on the operations of such an institution.

At December 31, 2003, the Bank had capital levels which qualified it as a "well-capitalized" institution.

FDIC Insurance

The Bank is a member of the Bank Insurance Fund ("BIF") administered by the FDIC. As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. It also may prohibit any

FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the FDIC.

The FDIC may terminate the deposit insurance of any insured depository institution, including the Bank, if it determines, after a hearing, that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances that would result in termination of the Bank's deposit insurance.

Brokered Deposits

Under federal law and applicable regulations, (i) a well capitalized bank may solicit and accept, renew or roll over any brokered deposit without restriction,
(ii) an adequately capitalized bank may not accept, renew or roll over any brokered deposit unless it has applied for and been granted a waiver of this prohibition by the FDIC and (iii) an undercapitalized bank may not (x) accept, renew or roll over any brokered deposit or (y) solicit deposits by offering an effective yield that exceeds by more than 75 basis points the prevailing effective yields on insured deposits of comparable maturity in such institution's normal market area or in the market area in which such deposits are being solicited. The term "undercapitalized insured depository institution" is defined to mean any insured depository institution that fails to meet the minimum regulatory capital requirement prescribed by its appropriate federal banking agency. The FDIC may, on a case-by-case basis and upon application by an adequately capitalized insured depository institution, waive the restriction on brokered deposits upon a finding that the acceptance of brokered deposits does not constitute an unsafe or unsound practice with respect to such institution. The Bank had no brokered deposits outstanding at December 31, 2003.

Community Reinvestment and Consumer Protection Laws

In connection with its lending activities, the Bank is subject to a variety of federal laws designed to protect borrowers and promote lending to various sectors of the economy and population. Included among these are the Home Mortgage Disclosure Act, Real Estate Settlement Procedures Act, Truth-in-Lending Act, Equal Credit Opportunity Act, Fair Credit Reporting Act and Community Reinvestment Act ("CRA").

The CRA requires FDIC insured banks to define the assessment areas that they serve, identify the credit needs of those assessment areas and take other actions that respond to the credit needs of the community. The FDIC must conduct regular CRA examinations of the Bank and assign it a CRA rating of "outstanding," "satisfactory," "needs improvement" or "unsatisfactory." The Bank is also subject to provisions of the New York State Banking Law which impose similar obligations to serve the credit needs of its assessment areas. The New York Banking Department to makes a biennial written assessment of a bank's compliance, and makes the assessment available to the public. Federal and New York State laws both require consideration of these ratings when reviewing a bank's application to engage in certain transactions, including mergers, asset purchases and the establishment of branch offices. A negative assessment may serve as a basis for the denial of any such application. The Bank has received "Satisfactory" ratings from both the New York Banking Department and the FDIC.

Limitations on Dividends

The payment of dividends by the Bank is subject to various regulatory requirements. Under New York State Banking Law, a New York-chartered stock bank may declare and pay dividends out of its net profits, unless there is an impairment of capital, but approval of the Superintendent of Banks is required if the total of all dividends declared in a calendar year would exceed the total of its net profits for that year combined with its retained net profits of the preceding two years, subject to certain adjustments.

Miscellaneous

The Bank is subject to restrictions on loans to its non-bank subsidiaries, on investments in the stock or securities thereof, on the taking of such stock or securities as collateral for loans to any borrower, and on the issuance of a guarantee or letter of credit on behalf of the Bank or its non-bank subsidiaries. The Bank also is subject to restrictions on most types of transactions with the Bank or its non-bank subsidiaries, requiring that the terms of such transactions be substantially equivalent to terms of similar transactions with non-affiliated firms.

Assessments

Banking institutions are required to pay assessments to both the FDIC and the NYSBD to fund their operations. The assessments are based upon the amount of the Bank's total assets. The Bank must also pay an examination fee to the NYSBD when they conduct an examination. The Bank paid federal and state assessments and examination fees of $56,065 in 2003.

Transactions with Related Parties

The Bank's authority to engage in transactions with related parties or "affiliates" (i.e., any entity that controls or is under common control with an institution, including the Bank) or to make loans to certain insiders, is limited by Sections 23A and 23B of the Federal Reserve Act ("FRA"). Section 23A limits the aggregate amount of transactions with any individual affiliate to 10% of the capital and surplus of the institution and also limits the aggregate amount of transactions with all affiliates to 20% of the institution's capital and surplus.

Loans to affiliates must be secured by collateral with a value that depends on the nature of the collateral. The purchase of low quality assets from affiliates is generally prohibited. Loans and asset purchases with affiliates, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with nonaffiliated companies. In the absence of comparable transactions, such transactions may only occur under terms and circumstances, including credit standards that in good faith would be offered to or would apply to nonaffiliated companies.

The Bank's authority to extend credit to executive officers, directors and 10% shareholders, as well as entities controlled by such persons, is currently governed by Regulation O of the Federal Reserve Board. Regulation O generally requires such loans to be made on terms substantially similar to those offered to unaffiliated individuals (except for preferential loans made in accordance with broad based employee benefit plans), places limits on the amount of loans the Bank may make to such persons based, in part, on the Bank's capital position, and requires certain approval procedures to be followed.

Standards for Safety and Soundness

FDIC regulations require that Victory State Bank adopt procedures and systems designed to foster safe and sound operations in the areas of internal controls, information systems, internal and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings and compensation, fees and benefits. Among other things, theses regulations prohibit compensation and benefits and arrangements that are excessive or that could lead to a material financial loss. If Victory State Bank fails to meet any of these standards, it will be required to submit to the FDIC a plan specifying the steps that will be taken to cure the deficiency. If it fails to submit an acceptable plan or fails to implement the plan, FDIC the will require it or VSB Bancorp, Inc. to correct the deficiency and until corrected, may impose restrictions on them.

The FDIC has also adopted regulations that require Victory State Bank to adopt written loan policies and procedures that are consistent with safe and sound operation, are appropriate for the size of the Bank, and must be reviewed by the Bank's Board of Directors annually. Victory State Bank has adopted such policies and procedures, the material provisions of which are discussed above as part of the discussion of our lending operations.

Federal Reserve System

The Federal Reserve Board regulations require banks to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $38.8 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement is 3%; for accounts greater than $38.8 million, the reserve requirement is $1.1 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $38.8 million. The first $6.6 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The Bank is in compliance these requirements. Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve Bank or a pass-through account as defined by the Federal Reserve Board, the effect of this reserve requirement is to reduce our interest-earning assets.

                                    TAXATION

                                Federal Taxation

General

We are subject to federal income taxation in the same general manner as other corporations with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to us. Our federal income tax returns have not been audited or closed without audit by the Internal Revenue Service.

Method of Accounting

We report our income and expenses on the accrual method of accounting and use a tax year ending December 31 for filing our consolidated federal income tax returns. The Company files consolidated tax returns with the Bank and VSB Capital Trust I.

Bad Debt Reserves

We use the experience method in computing bad debt deductions for federal tax purposes.

Minimum Tax

The Internal Revenue Code imposes an alternative minimum tax ("AMT") at a rate of 20% on a base of regular taxable income plus certain tax preferences ("alternative minimum taxable income" or "AMTI"). The AMT is payable to the extent such AMTI is in excess of an exemption amount. Net operating losses can offset no more than 90% of AMTI. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. We have not been subject to the alternative minimum tax and have no such amounts available as credits.

                            State and Local Taxation

New York State and New York City Taxation.

New York State Franchise Tax on corporations is imposed in an amount equal to the greater of (a) 9% of "entire net income" allocable to New York State (b) 3% of "alternative entire net income" allocable to New York State (c) 0.01% of the average value of assets allocable to New York State or (d) a nominal minimum tax. Entire net income is based on federal taxable income, subject to certain modifications. Alternative entire net income is equal to entire net income without certain modifications. The New York City Corporation Tax is imposed using similar alternative taxable income methods and rates.

A temporary Metropolitan Transportation Business Tax Surcharge on banking corporations doing business in the Metropolitan District has been applied since 1982. We transact a significant portion of our business within this District and thus we are subject to this surcharge. The current surcharge rate is 17% of the State franchise tax liability. New York City does not impose comparable surcharges.

For New York State and City tax purposes, the bad debt deduction may be computed using a specific formula based on our actual loss history ("Experience Method") or a statutory percentage equal to 32% of the our New York State or City taxable income ("Percentage Method").

Item 2.  Description of Property.

We conduct our business through four banking offices. The main office is also our loan origination center.

                                                         Original                      Net Book Value
                                                           Date        Date of          of Leasehold
                                             Leased or   Leased or      Lease          Improvements at
Location                      Description      Owned     Acquired    Expiration (1)   December 31, 2003
                             -------------   ---------   ---------   --------------   ------------------

3155 Amboy Road
Staten Island, N.Y. 10306    Main Office     Leased        1997        12/31/2006        $    45,417

755 Forest Avenue
Staten Island, N.Y. 10310    Branch          Leased        1999        11/30/2013        $   198,871

One Hyatt Street
Staten Island, N.Y. 10301    Branch          Leased        1999        10/30/2014        $    88,087

1762 Hylan Boulevard (2)
Staten Island, N.Y. 10301    Branch          Leased        2001         6/30/2016        $   798,255

1766 Hylan Boulevard (3)
Staten Island, N.Y. 10301    Retail Stores   Leased        2001         6/30/2016        $   233,238
                                                                                         -----------
Total net book value                                                                     $ 1,363,868
                                                                                         ===========

(1)   All lease agreements are renewablataouruoption.n.
(2)   Hylan Boulevard Branch commenced operations on December 4, 2002.
(3) We leased the retail stores at 1766 Hylan Boulevard as a component of the lease for the Hylan branch and we sublease the property to retail tenants.

Item 3.  Legal Proceedings.

VSB Bancorp, Inc., is not involved in any pending legal proceedings. The Bank is not involved in any pending legal proceedings other than routine collection proceedings in the ordinary course of business on loans in default. Such other routine legal proceedings in the aggregate are believed by management to be immaterial to our financial condition or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders.

None

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

Our common stock is quoted on the NASDAQ Over the Counter Market ("OTC") under the symbol "VSBN".

The following table reflects the high and low bid price for our common stock during each calendar quarter of the last two fiscal years. Such information is derived from quotations published by Bloomberg LP. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                            2003
                ----------------------------------------------------------------
                First Quarter*  Second Quarter*   Third Quarter* Fourth Quarter*
                --------------  ---------------   -------------- ---------------
High Bid.......    $19.33           $18.17           $21.00         $25.00
Low Bid........    $16.67           $16.00           $17.50         $20.50

                                            2002
                ----------------------------------------------------------------
                First Quarter*  Second Quarter*   Third Quarter* Fourth Quarter*
                --------------  ---------------   -------------- ---------------
High Bid.......    $12.93           $14.17           $14.17         $17.33
Low Bid........    $ 9.70           $12.67           $13.13         $14.17

*All per share prices have been adjusted for the 3 for 2 stock exchange ratio when Victory State Bank reorganized into a subsidiary of VSB Bancorp, Inc. Prices have not been adjusted for the one share for every three shares stock dividend during the first quarter of 2004.

We have approximately 197 stockholders of record. We have not paid any cash dividends.

In a transaction consummated on May 30, 2003, we became the holding company for Victory State Bank as the result of what is commonly known as a reverse triangular merger. We issued our common stock to the then existing common stockholders of Victory State Bank in exchange for the outstanding common stock of Victory State Bank in the holding company reorganization. All shares issued were common stock. There was no underwriter in connection with the transaction. The shares issued on a three for two exchange basis. We issued 1,055,998 shares of our common stock upon consummation of the transaction and settled for fractional shares, aggregating two whole shares, in cash.

The transaction was exempt from registration under the Securities Act of 1933 pursuant to Section 3(a)(12) as a bank holding company reorganization. VSB Bancorp, Inc. and Victory State Bank filed applications or notices with the New York State Superintendent of Banks, the Federal Deposit Insurance Corporation and the Board of Governors of the Federal Reserve System and received all required approvals to complete the holding company reorganization from those regulators.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

VSB Bancorp, Inc. (referred to using terms such as "we," "us" or the "Company") became the holding company for Victory State Bank (the "Bank"), a New York State chartered commercial bank, on May 30, 2003 as the result of a reorganization of Victory State Bank into the holding company form of organization. The stockholders of Victory State Bank became the stockholders of VSB Bancorp, Inc. as a result of the reorganization, receiving three shares of VSB Bancorp, Inc. stock for each two shares of Victory State Bank stock. Each stockholder owned the same percentage interest in VSB Bancorp immediately after the reorganization that the stockholder owned in Victory State Bank immediately before the reorganization, subject to immaterial differences due to adjustments for cash in lieu of fractional shares. VSB Bancorp, Inc. now owns 100% of the capital stock of Victory State Bank, Inc. No stockholders of Victory State Bank exercised dissenter's rights to receive cash instead of shares of VSB Bancorp. The transaction between these entities under common control was accounted for at historical cost on an as if pooled basis. VSB Bancorp, Inc. common stock is quoted on the NASDAQ Over the Counter Market ("OTC") under the symbol "VSBN".

Victory State Bank is a state-chartered, stock commercial bank, which opened for business in November 1997 with initial capital of $7,000,000. The initial capital was raised in a public offering, primarily in the borough of Staten Island. The Bank issued 700,000 shares of common stock at an offering price of $10.00 per share, $5.00 per share par value. The Bank had net organization costs of $216,000, which it fully expensed in 1997. Our primary market is Staten Island, New York.

Since Victory State Bank opened for business, management has worked to grow the Bank's franchise. From one office in 1997, the Bank now has four offices. From no deposits, no loans and less than $7.0 million of assets on the day it opened for business in 1997, the Bank has grown to total assets of $185.0 million, total deposits of $167.7 million and capital of $10.6 million by December 31, 2003.

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

A continuation of adverse general economic conditions could make it difficult for us to execute our growth plans. Furthermore, regulatory capital requirements could have a negative effect on our ability to grow if growth outpaces our ability to support that growth with increased capital. We contributed substantially all of the proceeds of the trust preferred offering to Victory State Bank, thus increasing its capital and allowing it to satisfy its regulatory capital requirements while growth continues. However, trust preferred securities generate interest expense at the holding company level.

Our results of operations are dependent primarily on net interest income, which is the difference between the income earned on our loan and investment portfolios and our costs of funds, consisting primarily of interest paid on our deposits. Our operating expenses principally consist of employee compensation and benefits, occupancy expenses, professional fees, advertising and marketing expenses and other general and administrative expenses. Our results of operations are significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities.

Asset/Liability Management

We maintain the interest rate sensitivity of our assets by investing primarily in CMO's and MBS's with short and intermediate average lives to generate cash flows and by originating and retaining primarily loans with interest rates based on the prime rate. As of December 31, 2003, prime based loans totaled $59,178,460, or 86.6% of total loans. Many of these prime based loans are subject to interest rate floors of 7.00% to 7.50%. We anticipate that we will continue to concentrate on originating prime based loans in our principal market areas. We also expect to continue to invest other available funds that we cannot invest in loans in short-term investment grade securities.

Interest Rate Sensitivity Analysis. The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring an institution's interest rate sensitivity "gap." An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets.

During a period of falling interest rates, the net income of an institution with a positive gap can be expected to be adversely affected because the yield on its interest-earning assets should reprice downward faster than the decline in its cost of funds. Conversely, during a period of rising interest rates, the net income of an institution with a positive gap position can be expected to increase as it is able to invest in higher yielding interest-earning assets at a more rapid rate than its interest-earning liabilities reprice. A positive gap may not protect an institution with a large portfolio of adjustable rate based loans or mortgage-backed securities from increases in interest rates for extended time periods if such loans or securities have annual and lifetime interest rate caps. The increase in the cost of funds in a rapidly increasing rate environment could exceed the cap on assets yields, negatively impacting net interest income. However, our prime rate based loans and our securities investments generally do not have any annual or lifetime caps.

In the current interest rate environment, we generally has been investing available funds not needed for lending in CMOs and MBSs with estimated average lives of four and one-half years or less. As a result of this strategy, and based upon the assumptions used in the following table at December 31, 2003, our total interest-earning assets maturing or repricing within one year exceeded our total interest-bearing liabilities maturing or repricing in the same period by $38,605,037, representing a one year cumulative gap ratio of positive 22.06%. We closely monitor our interest rate risk as such risk relates to our operational strategies. The Victory State Bank Board of Directors has established an Asset/Liability Committee, responsible for reviewing our asset/liability policies and interest rate risk position, which generally meets quarterly and reports back to the Board on interest rate risk and trends on a quarterly basis. We are currently attempting to maintain a positive gap position in light of the current interest rate environment. There can be no assurance, however, that we will be able to maintain our positive gap position or that our strategies will not result in a negative gap position in the future. To the extent that our core deposits are reduced at a more rapid rate than our decay assumptions on such deposits, our current positive gap position could be negatively impacted.

Although we have not experienced a material runoff in our core deposits, there can be no assurances that such a runoff will not occur in the future if depositors seek higher yielding investments.

Our substantial level of non-interest-bearing demand deposits also furthers our goal of maintaining a positive gap because the interest cost of those deposits will not increase as market rates increase. However an increase in market interest rates could cause our customers to shift funds from demand deposits into interest earning deposits if interest rates are high enough to justify maintaining multiple accounts. Furthermore, there have been frequent proposals in Congress to permit the payment of interest on commercial demand deposits. The adoption of such legislation could have a significant effect on our net income by forcing us to pay interest on business demand deposits to maintain parity with our competitors.

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2003 which we estimate, based upon certain assumptions, will reprice or mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual terms of the asset or liability. Our loan prepayment assumptions are based on peer banks' historical performance and statistics, including a 26.7% prepayment assumption on other loans and a 38.0% prepayment assumption on fixed-rate loans. Additionally, based upon peer data, we utilized deposit decay rate assumptions of 10% for savings accounts, NOW accounts and 85% for money market deposit accounts in the one year or less category. There can be no assurance that deposits would reprice to peer bank's historical levels if interest rates were to increase.

                                                                          At December 31, 2003
                                           -------------------------------------------------------------------------------
                                             Three              Four          More than
                                             months           to twelve      One year to     More than
                                             or less           months        five years      five years          Total
                                           ------------     ------------     -----------    ------------     -------------
Interest-earning assets:
  Commercial loans (1)                     $ 63,501,552     $    187,718     $ 1,268,403    $    238,400     $  65,196,073
  Consumer loans (1)                            826,367           90,478       1,921,759              --         2,838,604
  Money market investments                      599,356               --              --              --           599,356
  Mortgage-backed securities                  3,978,762       11,936,286      65,331,995              --        81,247,043
  Other interest-earning assets              23,131,393               --              --              --        23,131,393
  Investment securities                              --               --       2,000,000              --         2,000,000
                                           ------------     ------------     -----------    ------------     -------------
    Total interest-earning assets            92,037,430       12,214,482      70,522,157         238,400       175,012,469
Less:
  Unearned discount and deferred fees(2)        (73,364)        (220,091)        194,734              --           (98,721)
                                           ------------     ------------     -----------    ------------     -------------
Net interest-earning assets                  91,964,066       11,994,391      70,716,891         238,400       174,913,748

Interest-bearing liabilities:
  Savings accounts (3)                        4,157,982          519,748       3,118,487       2,598,738        10,394,955
  NOW accounts (3)                            9,451,061        1,181,383       7,088,296       5,906,913        23,627,653
  Money market accounts (3)                  18,967,324        1,185,458       2,370,916       1,185,457        23,709,155
  Certificate accounts                       24,851,007        5,039,457       2,396,751              --        32,287,215
  Trust preferred securities                         --               --       5,000,000              --         5,000,000
                                           ------------     ------------     -----------    ------------     -------------
    Total interest-bearing liabilities       57,427,374        7,926,046      19,974,450       9,691,108        95,018,978

Interest sensitivity gap                   $ 34,536,692     $  4,068,345     $50,742,441    $ (9,452,708)    $  79,894,770
                                           ============     ============     ===========    ============     =============
Cumulative interest sensitivity gap        $ 34,536,692     $ 38,605,037     $89,347,478    $ 79,894,770     $  79,894,770
                                           ============     ============     ===========    ============     =============
Cumulative interest sensitivity gap as
  a percentage of total interest-earning
  assets                                          19.73%           22.06%          51.05%          45.65%            45.65%
Cumulative net interest-earning assets
  as a percentage of total interest-
  bearing liabilities                            160.14%          159.07%         204.71%         184.08%           184.08%

(1) For purposes of the gap analysis, mortgage and other loans are reduced for non-performing loans but are not reduced for the allowance for possible loan losses.
(2) For purposes of the gap analysis, unearned discount and deferred fees are pro-rated.
(3) The Bank, based upon peer data, utilizes deposit decay rate assumptions of 10% for savings accounts, NOW accounts and 85% for money market deposit accounts in the one year or less category.

Certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets may have features which restrict changes in interest rates on a short-term basis and over the life of the asset. For example, if a prime rate loan has a minimum interest rate of 7.5%, an increase in the currently very low prime rate might not be sufficient to increase the interest rate on the loan to more than the minimum. Further, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the table. Finally, the ability of many borrowers to service their prime rate loans may decrease in the event of an interest rate increase.

Analysis of Net Interest Income

Our profitability is primarily dependent upon net interest income. Net interest income represents the difference between interest income on interest-earning assets and the interest expense on interest-bearing liabilities. Net interest income depends primarily upon the volume of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

Average Balance Sheet

The following table sets forth certain information relating to our consolidated statements of financial condition and the consolidated statements of earnings for the fiscal years ended December 31, 2003, 2002 and 2001 and reflects the average yield on assets and average cost of liabilities for the period indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The average balance of loans receivable does not include loans on which we have discontinued accruing interest. The yields and costs include net fees, which are considered adjustments to yields.

                                     Year Ended December 31,            Year Ended December 31,          Year Ended December 31,
                                              2003                               2002                             2001
                                ---------------------------------  -------------------------------  --------------------------------
                                   Average                Yield/     Average                Yield/     Average                Yield/
                                   Balance     Interest    Cost      Balance     Interest    Cost      Balance     Interest    Cost
                                ------------  ----------  ------  ------------  ----------  ------  ------------  ----------  ------

Assets:
Interest-earning assets:
Loans receivable                $ 68,232,867  $5,120,215   7.50%  $ 57,353,099  $4,411,688   7.69%  $ 47,593,053  $4,196,262   8.82%
Money market investments             204,665       3,228   1.58         95,769       3,496   3.65      5,419,065     254,341   4.69
Other interest earning assets     22,571,739     210,182   0.93     13,440,690     181,410   1.35      1,020,908      18,658   1.83
Investment securities, afs        61,420,313   2,239,139   3.65     37,051,862   1,922,006   5.19     24,191,160   1,367,232   5.65
                                ------------  ----------          ------------  ----------          ------------  ----------
Total interest-earning assets    152,429,584   7,572,764   4.97    107,941,420   6,518,600   6.04     78,224,186   5,836,493   7.46

 Non-interest earning assets      10,359,966                         6,668,093                         5,560,494
                                ------------                      ------------                      ------------
  Total assets                  $162,789,550                      $114,609,513                      $ 83,784,680
                                ============                      ============                      ============

Liabilities and equity:
 Interest-bearing liabilities:
  Savings accounts              $  9,150,010      57,543   0.63   $  8,064,155      71,779   0.89   $  6,326,683      84,931   1.34
  Time accounts                   28,341,812     343,317   1.21     17,186,114     387,257   2.25     15,132,408     634,293   4.19
  Money market accounts           25,379,394     264,283   1.04     17,585,434     262,750   1.49     10,844,737     255,682   2.36
  Now accounts                    25,610,959     123,457   0.48     18,351,239     100,501   0.55     14,146,510     103,360   0.73
  Trust preferred securities       1,726,027     118,029   6.84             --          --     --             --          --     --
                                ------------  ----------          ------------  ----------          ------------  ----------
     Total interest-bearing
       liabilities                90,208,202     906,629   1.01     61,186,942     822,287   1.34     46,450,338   1,078,266   2.32
  Checking accounts               60,842,673                        43,345,527                        28,671,910
                                ------------                      ------------                      ------------
Total deposits                   151,050,875                       104,532,469                        75,122,248
Other liabilities                  1,457,685                         1,222,576                           856,683
                                ------------                      ------------                      ------------
  Total liabilities              152,508,560                       105,755,045                        75,978,931
 Equity                           10,280,990                         8,854,468                         7,805,748
                                ------------                      ------------                      ------------
  Total liabilities and equity  $162,789,550                      $114,609,513                      $ 83,784,679
                                 ============                     ============                      ============
Net interest income/net
  interest rate spread                        $6,666,135   3.96%                $5,696,313   4.70%                $4,758,227   5.14%
                                              ==========   ====                 ==========   ====                 ==========   ====
Net interest earning assets/net
 interest margin                $ 62,221,382               4.37%  $ 46,754,478               5.28%  $ 31,773,848               6.08%
                                ============               ====   ============               ====   ============               ====
Ratio of interest-earning
  assets to interest-bearing
  liabilities                         1.69 x                            1.76 x                            1.68 x
                                ============                      ============                      ============

Rate/Volume Analysis

The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected our interest income and interest expense during the periods indicated. Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate), (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume), and (iii) the net change. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

                                        Year Ended December 31, 2003              Year Ended December 31, 2002
                                               Compared to                               Compared to
                                             December 31, 2002                         December 31, 2001
                                            Increase/(Decrease)                       Increase/(Decrease)
                                          In Net Interest Income                    In Net Interest Income
                                  ---------------------------------------    -------------------------------------
                                          Due to                                      Due to
                                  ------------------------                   ------------------------
                                    Volume        Rate            Net          Volume         Rate          Net
                                  ----------   -----------    -----------    -----------    ---------    ---------
Interest-earning assets:
  Loans receivable                $  836,654   ($  128,127)   $   708,527    $   860,836    ($645,410)   $ 215,426
  Money market                         3,975        (4,243)          (268)      (249,663)      (1,182)    (250,845)
  Other interest-earning assets      123,269       (94,497)        28,772        227,282      (64,530)     162,752
  Investment securities, afs       1,264,723      (947,590)       317,133        726,630     (171,856)     554,774
                                  ----------   -----------    -----------    -----------    ---------    ---------
     Total                         2,228,621    (1,174,457)     1,054,164      1,565,085     (882,978)     682,107

 Interest-bearing liabilities:
  Savings accounts                     9,664       (23,900)       (14,236)        23,282      (36,434)     (13,152)
  Time accounts                      251,003      (294,943)       (43,940)        86,050     (333,086)    (247,036)
  Money market accounts              116,130      (114,597)         1,533         41,128      (34,060)       7,068
  Now accounts                        39,928       (16,972)        22,956         30,695      (33,554)      (2,859)
  Trust preferred securities         118,029            --        118,029             --           --           --
                                  ----------   -----------    -----------    -----------    ---------    ---------
     Total                           534,755      (450,413)        84,342        181,155     (437,134)    (255,979)
                                  ----------   -----------    -----------    -----------    ---------    ---------
Net change in net interest
  income                          $1,693,866   ($  724,044)   $   969,822    $ 1,383,930    ($445,844)   $ 938,086
                                  ==========   ===========    ===========    ===========    =========    =========

Comparative Results for the Years Ended December 31, 2003 and December 31, 2002.

General. We had net income of $1,520,373 for the year ended December 31, 2003, as compared to net income of $1,180,308 for the year ended December 31, 2002. The principal categories which make up the 2003 net income are:

      o     Interest income of $7,572,764
      o     Reduced by interest expense of $906,629
      o     Reduced by the provision for loan losses of $205,000
      o     Increased by non-interest income of $1,640,818
      o     Reduced by non-interest expense of $5,255,167
      o     Reduced by $1,326,413 in income tax expense.

We discuss each of these categories individually and the reasons for the differences between the year ended December 31, 2003 and the year ended December 31, 2002 in the following paragraphs. The over-riding factor affecting the changes in our operating results in all these categories is our continued implementation of our strategy to grow our franchise through branch expansion and growth at existing offices. Opening new branches initially has a dampening effect on net income because we must begin incurring the staffing and occupancy expense of a new branch before we generate funds from that branch for investment. However, we expect that the longer term consequences of branch expansion will be positive, as deposits and loans are gradually generated by new branches.

      Interest Income. Interest income was $7,572,764 for the year ended December 31, 2003, compared to $6,518,600 for the year ended December 31, 2002, an increase of 16.2%. We increased the average balance of our loans from $57,353,099 for 2002 to $68,232,867 for 2003, which was the fuel that drove a $708,527 increase in interest income from loans. Although our average yield on loans declined by 19 basis points, the effect of the increase in average volume outweighed the effect of this decrease in yield. We also increased the average balance of investment securities from $37,051,862 in 2002 to $61,420,313 in 2003. Although this increase in volume generated an estimated $1,264,723 increase in interest income, the increase was substantially offset by an estimated $947,590 decline in interest earned on investment securities due to a 154 basis point decline in average yield. This decline in yield occurred because of low market interest rates during 2003 coupled with the substantial increase in funds available for securities investments due to growth, which funds were invested at those low rates. Management invested most of the increase in funds not required to fund loans in investment securities because despite the low yield available on investment securities, they were better than the lower yields on money market assets.

      Interest Expense. Interest expense was $906,629 for the year ended December 31, 2003, compared to $822,287 for the year ended December 31, 2002, an increase of 10.3%. The increase was the direct result of $118,029 of interest on trust preferred securities and increases in the average balance of all principal interest-bearing deposit categories - money market accounts, NOW accounts, certificates of deposit and savings accounts - as we sought funds to grow our asset base. However, the increase in interest expense was substantially moderated because of declines in market interest rate conditions. Our average cost of funds declined from 1.34% to 1.01% between the periods. Although only a 33 basis point decline, the decline represented a 24.6% decrease in our cost of funds. Furthermore, we continued to increase the volume of non-interest checking accounts as a zero cost funding source.

      Net Interest Income Before Provision for Loan Losses. Net interest income before the provision for loan losses was $6,666,135 for the year ended December 31, 2003, an increase of $969,822 over the $5,696,313 we had for the year ended December 31, 2002. The increase was driven entirely by the increase in the volume of interest-earning assets, but was partially offset by a 74 basis point decline in our interest rate spread and a 91 basis point decline in our net interest margin. The spread and margin declined principally due to the effects of declining market interest rates coupled with a reduction in the percentage of our average assets invested in loans between the periods.

      Loans are our highest yielding asset category, and the average rate we earned on loans was 7.50% for the year ended December 31, 2003, or 19 basis points lower than the yield earned for the year ended December 31, 2002. In contrast, the average yield on other (non-loan) interest earning assets was only approximately 2.9% for the year ended December 31, 2003, compared to approximately 4.2% for the year ended December 31, 2002. An increase in the percentage of assets invested in interest earning assets other than loans had the effect of decreasing our overall average yield. The growth in the loan portfolio has been significantly outstripped by the growth of our asset base, due primarily to the gathering of deposits and to a lesser extent, the issuance of $5 million in trust preferred securities.

      The stability in the loan yield was not reflective of the approximately 130 basis point decline in the yield on other interest earning assets. Most of our loans have interest rates that are based upon the fluctuating prime rate, but are subject to interest rate floors of 7.0% and 7.5%. Despite the prime rate decline during 2002 and 2003, the effect of that decline on our yields was moderated because the interest rate floors on many of our prime-based loans have been reached. Therefore, the decline in the prime rate in June 2003 did not cause the rates on those loans to further decline. In contrast, the average yield on non-loan investments continued to decline as declining market rates drove down the yields we could earn on new securities investments.

      The average interest rate spread was 3.96% for the year ended December 31, 2003, compared to 4.70% for the same period in 2002 and the average interest rate margin was 4.37% for the year ended December 31, 2003, compared to 5.28% for the same period last year. The difference between the average interest rate spread and the average interest rate margin reflects the level of capital and non-interest-bearing checking accounts which we have to fund interest-earning assets. However, the decline in the difference between our spread and the margin from 58 basis points (5.28% minus 4.70%) for the year ended December 31, 2002 to 41 basis points (4.37% minus 3.96%) for the same period this year reflects that non-interest-bearing demand deposits and capital are more valuable as funding sources when market interest rates are higher and they can be invested in higher yielding assets. Furthermore, as we grow and leverage our capital, non-interest bearing capital represents a decreasing percentage of our funding sources.

      Provision for Loan Losses. The provision for loan losses was $205,000 for the year ended December 31, 2003, compared to $355,000 for the year ended December 31, 2002. The reduction in the provision was primarily due to the increased rate of recoveries of loans previously charged-off. The provision for loan losses in any period depends upon the amount necessary to bring the allowance for loan losses to the level management believes is adequate, after taking into account charge offs and recoveries. Our allowance for loan losses is based on management's evaluation of the risks inherent in our loan portfolio and the general economy. Management periodically evaluates both broad categories of performing loans and problem loans individually to assess the appropriate level of the allowance.

      Non-interest Income. Non-interest income was $1,640,818 for the year ended December 31, 2003, compared to $1,315,583 during the same period last year. The $325,235 increase was caused primarily by a $143,532 increase in service charges on deposits as a direct result of an increase in total deposit accounts and an increase in overdraft fees charged to customers. The $37,745 increase in loan fees was due to an increase in letter of credit fees collected in the first quarter of 2003.

      Non-interest Expense. Non-interest expense was $5,255,167 for the year ended December 31, 2003, compared to $4,425,658 for the year ended December 31, 2002. Of the $829,509 increase, the principal causes were:

      o $444,649 in higher salary and benefits costs primarily due to an increase in staffing to support growth. We had 50 full time equivalent employees at December 31, 2003 compared to 44 at December 31, 2002.

      o $125,387 in higher occupancy expense, primarily due to the opening of our Hylan Branch in December 2002.

      o An increase of $156,856 in "other expenses," reflecting the effects of growth on other expense categories.

      Income Tax Expense. Income tax expense was $1,326,413 for the year ended December 31, 2003, compared to income tax expense of $1,050,930 for the year ended December 31, 2002. Our effective tax rate declined from 47.1% for the year ended December 31, 2002 to 46.6% for the year ended December 31, 2003, due to a reduction of the corporate tax rate in New York State.

Comparative Results for the Years Ended December 31, 2002 and December 31, 2001.

General. We reported net income of $1,180,308 for the year ended December 31, 2002 as compared to a net income of $925,032 for the year ended December 31, 2001. This net income represents net interest income of $5,696,313 and non-interest income of $1,315,583, offset by non-interest expenses, including salary and benefits of $2,344,297, occupancy expenses of $815,543, computer expenses of $236,563, loan loss provision of $355,000 and a provision for income tax expense of $1,050,930. The increase in net income is attributable to the increase of net interest income and non-interest income, a direct result of our asset and deposit growth, which was partially offset by an increase in non-interest expenses and the provision for loan losses. The increase in non-interest expense is primarily attributable to increased personnel expense due to new hirings to support growth and due to increased benefit costs; and increased occupancy costs due to increased rental and real estate tax expense (partially attributable to the new Hylan Branch). We opened our fourth branch office at 1762 Hylan Boulevard in December 2002 and subleased adjoining space at 1766 Hylan Boulevard that was not needed for the bank branch.

Interest Income. Interest income was $6,518,600 for the year ended December 31, 2002 as compared to $5,835,933 for the year ended December 31, 2001. The increase was primarily due to the increase in interest from loans of $215,426 and an increase in interest from investment securities of $555,334, partially offset by the decrease in interest from money market investments of $88,093 from the same period in 2001. The overall increase was a direct result of the growth of the loan and investment securities portfolios, which was partially offset by the lower interest rate environment.

Interest Expense. Interest expense was $822,287 for the year ended December 31, 2002 as compared to $1,078,266 for the year ended December 31, 2001. The growth from 2001 to 2002 in approximate average balances for our deposit categories was $14,926,000 for non-interest bearing checking accounts, $6,741,000 for money market accounts, $4,205,000 for NOW accounts, $2,053,000 for certificates of deposit and $1,737,000 for savings accounts. The increase in interest expense caused by the growth of interest-bearing liabilities was primarily offset by the relative low cost mix of our deposit portfolio and the lower interest rate environment, which resulted in a 98 basis point decline in the average cost of funds.

Net Interest Income Before Provision for Loan Losses. Net interest income before provision for loan losses was $5,696,313 for the year ended December 31, 2002 as compared to $4,757,667 for the year ended December 31, 2001. The average interest rate spread was 4.70% for the year ended December 31, 2002 as compared to 5.14% for the same period in 2001 and the average interest rate margin was 5.28% as compared to 6.08% for the same period in 2001. The relative disparity between the average interest rate spread and the average interest rate margin reflects our higher level of interest-earning assets as compared to interest-bearing liabilities, due to the investment of our capital and non-interest bearing deposits to total deposits. The deposit mix and low interest rate environment helped us maintain a lower cost of funds, which may not necessarily continue in future years.

Provision for Loan Losses. The provision for loan losses amounted to $355,000 for the year ended December 31, 2002 as compared to $305,000 for the year ended December 31, 2001. The increase in the provision was primarily the result of growth in the loan portfolio and secondarily the result of net charge-offs during 2002 of $81,334. Although management believes that the allowance for loan losses is adequate, national, local and economic conditions may change. That may cause increases in non-performing loans, requiring additional loan loss provisions, which adversely affect net income. The ratio of our allowance for loan losses to total loans was 1.83% at December 31, 2002.

Non-Interest Income. Non-interest income was $1,315,583 for the year ended December 31, 2002 as compared to $967,089 for the year ended December 31, 2001. The growth in non-interest income is primarily attributed to the growth of service charges on deposits of $304,706 and is a direct result of the growth in our deposit base.

Non-Interest Expense. Non-interest expenses were $4,425,658 for the year ended December 31, 2002 as compared to $3,671,098 for the year ended December 31, 2001. The increase in non-interest expenses was primarily attributed to increased salary and benefit costs of $486,453, increased occupancy expense of $71,756 and increased other expenses of $194,262. These increases were all primarily attributable to the increased staffing and benefits costs and the additional expenses incurred as a result of our growth and the costs involved in opening the Hylan branch.

Income Tax Expense. Income tax expense was $1,050,930 for the year ended December 31, 2002 as compared to $823,626 for the year ended December 31, 2001. We recorded an income tax expense due to pre-tax income of $2,231,238 for the year ended December 31, 2002 as compared to $1,748,658 for the year ended December 31, 2001. Due to our profitability, we have reversed the federal net operating loss ("NOL") in 2001, which resulted in a corresponding deferred tax expense. The increase in income tax expense for the year ended December 31, 2002 was attributed to the decrease in deferred tax expenses of $15,020 and the increase of current income tax expense of $212,284 from the same period in 2001. Deferred income tax expense included the relevant portion of the five-year tax amortization of the organization costs, temporary depreciation timing differences, temporary non-deductible accrued expenses and the temporary timing differences related to the loan loss provision. Our effective tax rate was 47.1% for both the year ended December 31, 2002 and the year ended December 31, 2001.

Changes in Financial Condition

      Our total assets were $184,974,970 at December 31, 2003, an increase of $50,130,344, or 37.2%, since December 31, 2002. The increase resulted from the investment of funds which were available to us as the result of an increase in deposits and the receipt of the proceeds from the trust preferred securities. Our deposits were $167,702,801 at December 31, 2003, an increase of $44,000,436 or 35.6%, from December 31, 2002. Substantially all of the increase in deposits was due to a $31,985,238 increase in non-interest demand deposits and a $14,509,184 increase in time deposits. The deposit increase was caused generally by our efforts to grow our franchise and specifically by the receipt of a $10 million time deposit from the New York State Comptroller's Office and an increase in deposits at our Hylan Branch which we opened in December 2002, coupled with deposit increases at our other offices.

      Our investment of these funds generated the following increases in assets.

      o     A $40,171,887 increase in investment securities available for sale
      o     A $ 4,572,532 increase in net loans receivable
      o     A $ 4,091,938 increase in cash and due from banks.

In addition, we also experienced increases in other asset categories due to normal fluctuations in operations.

In August of 2003, we formed VSB Capital Trust I (the "Trust"). The Trust is a statutory business trust organized under Delaware law and we own all of its common securities. The Trust issued $5.0 million of Trust Preferred Capital Securities to an independent investor and $155,000 of common securities to us. We issued a subordinated debenture aggregating $5.16 million to the Trust. The subordinated debenture is the sole asset of the Trust. The subordinated debenture and the Trust Preferred Capital Securities pay interest and dividends, respectively, on a quarterly basis, at a rate of 6.909%, which rate is fixed for five years and then adjusts quarterly to 300 basis points over the 90 day LIBOR rate. They mature thirty years after the issuance of the securities and are non-callable for five years. After the first five years, we may call the Trust Preferred Securities at any quarterly interest payment date at par. The holders of the Trust Preferred Securities do not have mandatory redemption rights except in the event of default or other specified conditions. We record dividends paid to investors on the Trust Preferred Capital Securities as interest expense. Costs associated with the issuance of the securities totaling $142,500 were capitalized and are being amortized over five years, the estimated life of the securities. VSB Capital Trust I is consolidated with VSB Bancorp, Inc. under the principles of consolidation, so the subordinated debt and inter-company payables and receivables are eliminated, leaving the trust preferred securities and the associated interest payable as liabilities of VSB Bancorp, Inc., offset by the cash received from the issuance of the trust preferred securities.

On August 28, 2003, we received the net proceeds of $4.86 million from the $5 million trust preferred securities. We can include the proceeds from the trust preferred securities, up to 25% of our total capital, as Tier 1 capital, when determining compliance with Federal Reserve regulatory capital requirements for bank holding companies.

Total shareholder's equity was $10,641,625 at December 31, 2003, an increase of $878,508 during the year. The increase reflected net income of $1,520,373 for the year, reduced by a decline of $596,878 in other comprehensive income due to a reduction in the unrealized gain in securities available for sale during 2003.

Liquidity and Capital Resources

Our primary sources of funds are increases in deposits and proceeds from the repayment of investment securities. We use these funds principally to purchase new investment securities and to fund increases in our loan portfolio.

For the year ended December 31, 2003, we had a net increase in deposits of $44,000,436 and proceeds from repayment of investment securities totaled $47,710,302. The increase in deposits is primarily attributable to the opening of a fourth branch in December 2002 and the receipt of a $10 million time deposit from the State of New York Comptroller's office due to Victory State Bank's establishment of a banking development district in St. George. We used $4,483,177 of the available funds to fund loan growth. Substantially all of the remainder of the funds available for investment were used to purchase investment securities in the amount of $89,496,101.

In contrast, during the comparable period of 2002, deposits increased by $32,569,549 and proceeds from the repayment of investment securities totaled $24,856,565. We used these funds to finance a $12,833,809 increase in loan portfolio and the purchase $28,653,508 of investment securities and money market investments.

In August 2003, we completed the issuance of $5.0 million of trust preferred securities. We contributed $4.2 million of the proceeds of the trust preferred securities to the Victory State Bank as additional capital in order to increase the bank's capital ratios and allow for future growth. Victory State Bank satisfied all capital ratio requirements of the Federal Deposit Insurance Corporation at December 31, 2003, with a Tier I Leverage Capital Ratio of 8.40%, a ratio of Tier I Capital to Risk-Weighted Assets Ratio of 16.48%, and a Total Capital to Risk-Weighted Assets Ratio of 17.73%. At the holding company level, we also satisfy all capital ratio requirements of the Federal Reserve for bank holding companies, with a Tier I Leverage Capital Ratio of 7.97%, a ratio of Tier I Capital to Risk-Weighted Assets Ratio of 15.66%, and a Total Capital to Risk-Weighted Assets Ratio of 18.42% at December 31, 2003.

In both 2002 and 2003, funds available to us exceeded the amount of investments we chose to make, so we experienced a $17,584,288 increase in cash and cash equivalents in 2002 and a $4,091,938 increase in cash and cash equivalents during 2003. Total cash and cash equivalents at December 31, 2003 were $30,187,741. One of the important tasks facing management in upcoming periods is to seek to satisfactorily deploy this level of cash and cash equivalent into higher yielding interest-earning assets such as loans.

The following table sets forth our contractual obligations and commitments for future lease payments, time deposit maturities and loan commitments.

Contractual Obligations and Commitments at December 31, 2003

Contractual Obligations                                          Payment due by Period
                                           ---------------------------------------------------------------
                                                           One to      Four to                    Total
                                            Less than       three       five        After        amounts
                                            one Year        years       years     five years    committed
                                           -----------   -----------   --------   ----------   -----------

Minimum annual rental  payments under
  non-cancelable operating leases          $   329,856   $   670,300   $436,949   $1,621,774   $ 3,058,879
Remaining contractual maturities of time
  deposits                                  29,890,464     2,396,751         --           --    32,287,215
                                           -----------   -----------   --------   ----------   -----------
Total contractual cash obligations         $30,220,320   $ 3,067,051   $436,949   $1,621,774   $35,346,094
                                           ===========   ===========   ========   ==========   ===========

Other commitments                                     Amount of commitment Expiration by Period
                                           ---------------------------------------------------------------
                                                           One to      Four to                    Total
                                            Less than       three       five        After        amounts
                                            one Year        years       years     five years    committed
                                           -----------   -----------   --------   ----------   -----------

                                           -----------   -----------   --------   ----------   -----------
Loan commitments                           $18,874,022   $10,134,359   $  7,500   $       --   $29,015,881
                                           ===========   ===========   ========   ==========   ===========

Impact of Inflation and Changing Prices

The consolidated financial statements and related notes presented herein have been prepared in accordance with accounting principles generally accepted in the United States, which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time and due to inflation. Unlike industrial companies, nearly all of our assets and liabilities are monetary. As a result, interest rates have a greater impact on our performance than do the general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.

                                     PART II

Item 7.

For reporting purposes on a historical basis, the financial statements of the Victory State Bank prior to the reorganization will be shown as the financial statements of VSB Bancorp, Inc.

                          INDEX TO FINANCIAL STATEMENTS


Independent Auditors' Report ................................................ 43

Consolidated Statements of Financial Condition as of December 31, 2003 and
2002......................................................................... 44

Consolidated Statements of Earnings for the Years Ended December 31, 2003,
2002 and 2001................................................................ 45

Consolidated Statements of Shareholders' Equity for the Years Ended December
   31, 2003, 2002 and 2001................................................... 46

Consolidated Statements of Cash Flows for the Years Ended December 31, 2003,
2002 and 2001................................................................ 47

Notes to Financial Statements................................................ 48

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of VSB Bancorp, Inc.
Staten Island, New York

We have audited the accompanying consolidated statements of financial condition of VSB Bancorp, Inc. and subsidiaries (the "Company") as of December 31, 2003 and 2002, and the related consolidated statements of earnings, shareholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.



/s/ Deloitte & Touche LLP
-------------------------
    Deloitte & Touche LLP
    Princeton, New Jersey
    March 8, 2004

VSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 2003 AND 2002
--------------------------------------------------------------------------------------------

ASSETS                                                             2003            2002
                                                               -------------    ------------

Cash and due from banks                                        $  30,187,741    $ 26,095,803
Money market investments, held to maturity                           599,356              --
Investment securities, available for sale                         83,171,547      42,999,660
Loans receivable (net of allowance for loan losses
  of $1,162,776 and $1,168,358, respectively)                     66,818,685      62,246,153
Accrued interest receivable                                          588,232         424,636
Premises and equipment, net                                        2,132,154       2,399,163
Prepaid and other assets                                             542,545         415,322
Deferred income taxes, net                                           934,710         263,889
                                                               -------------    ------------
           Total assets                                        $ 184,974,970    $134,844,626
                                                               =============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
Deposits                                                       $ 167,702,801    $123,702,365
Trust preferred securities                                         5,000,000              --
Accounts payable, accrued expenses and other liabilities           1,630,544       1,379,144
                                                               -------------    ------------
           Total liabilities                                     174,333,345     125,081,509
                                                               -------------    ------------

COMMITMENTS AND CONTINGENT LIABILITIES

SHAREHOLDERS' EQUITY
Common stock ($.0001 par value, 3,000,000 shares authorized,
  1,055,998 issued and outstanding at December 31, 2003;
  1,056,000 issued and outstanding at December 31, 2002                  106             106
Additional paid-in capital                                         7,031,499       7,076,486
Retained earnings                                                  3,779,686       2,259,313
Accumulated other comprehensive income, net of taxes
  of ($148,001) and $380,372, respectively                          (169,666)        427,212
                                                               -------------    ------------
           Total shareholders' equity                             10,641,625       9,763,117
                                                               -------------    ------------
      Total liabilities and shareholders' equity               $ 184,974,970    $134,844,626
                                                               =============    ============

See consolidated notes to financial statements.

VSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF EARNINGS FOR THE YEARS ENDED DECEMBER 31, 2003, 2002
AND 2001
----------------------------------------------------------------------------------------------

                                                         2003           2002          2001
                                                     -----------    -----------    -----------
INTEREST INCOME:
  Loans receivable                                   $ 5,120,215    $ 4,411,688    $ 4,196,262
  Investment securities                                2,239,139      1,922,006      1,367,232
  Other interest income                                  213,410        184,906        272,439
                                                     -----------    -----------    -----------
      Total interest income                            7,572,764      6,518,600      5,835,933

INTEREST EXPENSE:
  Deposits                                               788,600        822,287      1,078,266
  Trust preferred securities                             118,029             --             --
                                                     -----------    -----------    -----------
      Total interest expense                             906,629        822,287      1,078,266

      Net interest income                              6,666,135      5,696,313      4,757,667

PROVISION FOR LOAN LOSSES                                205,000        355,000        305,000
                                                     -----------    -----------    -----------
  Net interest income after
    provision for loan losses                          6,461,135      5,341,313      4,452,667
                                                     -----------    -----------    -----------

NON-INTEREST INCOME:
  Deposit service fees                                 1,427,616      1,184,084        879,378
  Other income                                           213,202        131,499         87,711
                                                     -----------    -----------    -----------
      Total non-interest income                        1,640,818      1,315,583        967,089
                                                     -----------    -----------    -----------

NON-INTEREST EXPENSES:
  Salaries and employee benefits                       2,788,946      2,344,297      1,857,844
  Occupancy and equipment                                940,930        815,543        743,787
  Data processing service fees                           277,540        236,563        232,808
  Legal fees                                             119,252         76,037         77,823
  Professional fees                                      158,155        139,730        141,396
  Other                                                  970,344        813,488        617,440
                                                     -----------    -----------    -----------
      Total non-interest expenses                      5,255,167      4,425,658      3,671,098
                                                     -----------    -----------    -----------

INCOME BEFORE INCOME TAXES                             2,846,786      2,231,238      1,748,658
                                                     -----------    -----------    -----------

PROVISION/(BENEFIT) FROM  INCOME TAXES:
  Current                                              1,468,861      1,232,511      1,020,227
  Deferred                                              (142,448)      (181,581)      (196,601)
                                                     -----------    -----------    -----------
      Total income taxes                               1,326,413      1,050,930        823,626
                                                     -----------    -----------    -----------

NET INCOME                                           $ 1,520,373    $ 1,180,308    $   925,032
                                                     ===========    ===========    ===========

Basic net income per share of common stock           $      1.44    $      1.12    $      0.88
                                                     ===========    ===========    ===========
Fully diluted net income per share of common stock   $      1.37    $      1.08    $      0.87
                                                     ===========    ===========    ===========

See consolidated notes to financial statements.

VSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME FOR
THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
----------------------------------------------------------------------------------------------------------------------------------

                                                                                                 Accumulated
                                     Number of                     Additional                        Other              Total
                                      Common         Common          Paid-in        Retained     Comprehensive       Shareholders'
                                      Shares         Stock           Capital        Earnings     Earnings/(Loss)        Equity
                                     ---------     -----------     -----------     ----------    --------------     --------------

Balance at December 31, 2000         1,050,000     $       105     $ 6,999,895     $  153,973      $  19,066          $  7,173,039

Comprehensive income:
Net income                                                                            925,032                              925,032
Other comprehensive income:
Unrealized holding gains, net
  of taxes                                  --              --              --             --        122,955               122,955
                                    ----------     -----------     -----------     ----------      ---------          ------------
Total comprehensive income                                                                                               1,047,987

Balance at December 31, 2001         1,050,000             105       6,999,895      1,079,005        142,021             8,221,026

Exercise stock option                    6,000               1          76,591                                              76,592
Comprehensive income:
Net income                                                                          1,180,308                            1,180,308
Other comprehensive income:
Unrealized holding gains, net
  of taxes                                  --              --              --             --        285,191               285,191
                                    ----------     -----------     -----------     ----------      ---------          ------------
Total comprehensive income                                                                                               1,465,499

Balance at December 31, 2002         1,056,000             106       7,076,486      2,259,313        427,212             9,763,117

Cost of holding company
  reorganization                            (2)                        (44,987)                                            (44,987)
Comprehensive income:
Net income                                                                          1,520,373                            1,520,373
Other comprehensive income:
Unrealized holding loss, net
  of taxes                                  --              --              --             --       (596,878)             (596,878)
                                    ----------     -----------     -----------     ----------      ---------          ------------
Total comprehensive income                                                                                                 923,495

Balance at December 31, 2003         1,055,998     $       106     $ 7,031,499     $3,779,686      $(169,666)         $ 10,641,625
                                    ==========     ===========     ===========     ==========      =========          ============

See consolidated notes to financial statements.

VSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 and 2001
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                     2003               2002               2001
                                                                                 ------------       ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                     $  1,520,373       $  1,180,308       $    925,032
  Adjustments to reconcile net income to net cash
    used in operating activities:
      Depreciation and amortization                                                   508,195            379,245            354,355
      Amortization of premium, net of accretion of discount                           207,201           (113,849)          (167,884)
      Provision for loan losses                                                       205,000            355,000            305,000
      Gain on the sale of other assets                                                  5,464                 --                 --
      Other                                                                                --                 --                 86
  Changes in operating assets and liabilities:
    (Increase)/decrease in prepaid and other assets                                  (127,223)           488,294           (735,784)
     Increase in accrued interest receivable                                         (163,596)           (58,523)           (28,158)
     Increase in deferred income taxes                                               (142,448)          (112,345)          (196,601)
     Increase in accrued expenses, income tax payable
       and other liabilities                                                          251,400            307,337            473,429
                                                                                 ------------       ------------       ------------
         Net cash provided by operating activities                                  2,264,366          2,425,467            929,475
                                                                                 ------------       ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net increase in loans receivable                                                (4,483,177)       (12,833,809)        (5,332,319)
   Proceeds from sale and maturities of money market investments                       12,895            550,187         77,798,467
   Proceeds from repayments and calls of investment securities,
     available for sale                                                            47,697,407         24,856,565         12,538,557
   Purchases of money market investments                                             (612,251)          (500,000)       (75,678,989)
   Purchase of investment securities, available for sale                          (89,496,101)       (28,153,508)       (36,866,396)
   Purchases of premises and equipment, net                                          (246,650)        (1,436,755)          (241,775)
   Proceeds from the sale of other assets                                                  --             30,000                 --
   Other                                                                                   --                 --                765
                                                                                 ------------       ------------       ------------
         Net cash used in investing activities                                    (47,127,877)       (17,487,320)       (27,781,690)
                                                                                 ------------       ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in deposits                                                        44,000,436         32,569,549         32,181,190
   Exercise stock option                                                                   --             76,592                 --
   Issuance of trust preferred securities                                           5,000,000                 --                 --
  Cost of holding company reorganization                                              (44,987)                --                 --
                                                                                 ------------       ------------       ------------
         Net cash provided by financing activities                                 48,955,449         32,646,141         32,181,190
                                                                                 ------------       ------------       ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                           4,091,938         17,584,288          5,328,975

CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR                                                                26,095,803          8,511,515          3,182,540
                                                                                 ------------       ------------       ------------

CASH AND CASH EQUIVALENTS,
  END OF YEAR                                                                    $ 30,187,741       $ 26,095,803       $  8,511,515
                                                                                 ============       ============       ============

SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                                                     $    784,751       $    830,829       $  1,122,247
                                                                                 ============       ============       ============
    Income taxes                                                                 $  1,509,869       $  1,181,607       $  1,115,126
                                                                                 ============       ============       ============

See consolidated notes to financial statements.

VSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
--------------------------------------------------------------------------------

1.    GENERAL

      VSB Bancorp, Inc. ("Bancorp" or "Company") became the holding company for Victory State Bank ("Bank"), a New York State chartered commercial bank, on May 30, 2003 as the result of a reorganization of Victory State Bank into the holding company form of organization. The stockholders of Victory State Bank became the stockholders of VSB Bancorp, Inc. as a result of the reorganization, receiving three shares of VSB Bancorp, Inc. stock for each two shares of Victory State Bank stock. Each stockholder owned the same percentage interest in VSB Bancorp immediately after the reorganization that the stockholder owned in Victory State Bank immediately before the reorganization, subject to immaterial differences due to adjustments for cash in lieu of fractional shares. VSB Bancorp now owns 100% of the capital stock of Victory State Bank. No stockholders of Victory State Bank exercised dissenter's rights to receive cash instead of shares of VSB Bancorp. The transaction between these entities under common control was accounted for at historical cost on an "as if pooled basis".

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The following is a description of the significant accounting and reporting policies followed in preparing and presenting the accompanying financial statements. These policies conform with accounting principles generally accepted in the United States of America ("GAAP").

      Principles of Consolidation - The consolidated financial statements of the Company include the accounts of the Company, including its subsidiaries, Victory State Bank (the "Bank") and VSB Capital Trust I (the "Trust"). All significant intercompany accounts and transactions between the Company and Bank or the Trust have been eliminated in consolidation.

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

      Cash and Cash Equivalents - Regulation D of the Board of Governors of the Federal Reserve system requires that Victory State Bank maintain non-interest-bearing deposits or cash on hand as reserves against its demand deposits. The amount of reserves which Victory State Bank is required to maintain depends upon its level of transaction accounts. During the fourteen day period from December 25, 2003 through January 7, 2004, Victory State Bank was required to maintain reserves, after deducting vault cash, of $5,188,000. Reserves are required to be maintained on a fourteen day basis, so, from time to time, Victory State Bank may use available cash reserves on a day to day basis, so long as the fourteen day average reserves satisfy Regulation D requirements. Due to increases in the volume of transaction accounts, Victory State Bank is now required to report transaction account levels to the Federal Reserve on a weekly basis.

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

VSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
--------------------------------------------------------------------------------

      Investment Securities, Available for Sale - Investment securities, available for sale, are to be held for an unspecified period of time and include securities that management intends to use as part of its asset/liability strategy. These securities may be sold in response to changes in interest rates, prepayments or other factors and are carried at estimated fair value. Gains or losses on the sale of such securities are determined by the specific identification method. Premiums and discounts are recognized in interest income using a method that approximates the level yield method. Unrealized holding gains or losses, net of deferred income tax, are excluded from earnings and reported as other comprehensive income in a separate component of stockholders' equity until realized.

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

      It is the policy of the Company to provide a valuation allowance for estimated losses on loans based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations which may affect the borrower's ability to repay, estimated value of underlying collateral and current economic conditions in the Company's lending area. The allowance is increased by provisions for loan losses charged to earnings and is reduced by charge-offs, net of recoveries. While management uses available information to estimate losses on loans, future additions to the allowance may be necessary based upon the expected growth of the loan portfolio and any changes in economic conditions beyond management's control. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on judgments different from those of management. Management believes, based upon all relevant and available information, that the allowance for loan losses is adequate.

      The Company has a policy that all loans 90 days past due are placed on non-accrual status. It is the Company's policy to cease the accrual of interest on loans to borrowers past due less than 90 days where a probable loss is estimated and to reverse out of income all interest that is due. The Company applies payments received on non-accrual loans to the outstanding principal balance due. On a limited basis, the Company may apply a payment to interest on a non-accrual loan if there is no impairment of no estimatible loss on this asset. The Company continues to accrue interest on construction loans that are 90 days past contractual maturity date if the loan is expected to be paid in full in the next 60 days and all interest is paid up to date.

      Loan origination fees and certain direct loan origination costs are deferred and the net amount recognized over the contractual loan terms using the level-yield method, adjusted for periodic prepayments in certain circumstances.

      The Company considers a loan to be impaired when, based on current information, it is probable that the Company will be unable to collect all

VSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
--------------------------------------------------------------------------------

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

      Trust Preferred Securities - In August of 2003, we formed VSB Capital Trust I (the "Trust"). The Trust is a statutory business trust organized under Delaware law and we own all of its common securities. The Trust issued $5.0 million of Trust Preferred Capital Securities to an independent investor and $155,000 of common securities to us. We issued a $5.16 million subordinated debenture to the Trust. The subordinated debenture is the sole asset of the Trust. The subordinated debenture and the Trust Preferred Capital Securities pay interest and dividends, respectively, on a quarterly basis, at a rate of 6.909%. They mature thirty years after the issuance of the securities and are non-callable for five years. After the first five years, the Trust Preferred Securities may be called by the Company at any quarterly interest payment date at par and the rate of interest that fluctuates quarterly based upon 300 basis points over the 90 day LIBOR rate.

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

      Basic and Fully-Diluted Net Income Per Common Share - Basic net income per share of common stock is based on 1,055,999, the weighted average number of common stock outstanding. Fully-diluted net income per share of common stock is based on 1,107,778, the weighted average number of common stock and common stock equivalents outstanding. The weighted average number of common stock equivalents excluded in calculating fully-diluted net income per common share due to the anti-dilutive effect is 39,137. Common stock equivalents were calculated using the treasury stock method.

      Stock Based Compensation - At December 31, 2003, the Company had stock-based employee compensation plans. The Company accounts for these plans under APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation expense has been reflected in net income for stock options as all rights and options to purchase the Company's stock granted under these plans have an exercise price equal to the market value of the underlying stock on the date of grant.

      If compensation cost for the Stock Plan and Director's Stock Plan awards had been measured based on the fair value of the stock options awarded at the grant dates, net income and diluted earnings per common share would have been reduced to the pro-forma amounts on the table below for the years ended December 31, 2003, 2002 and 2001.

                                                       2003             2002            2001
                                                   -------------   -------------   -------------

Net Income
  As reported                                      $   1,520,373   $   1,180,308   $     925,032
  Less: Total stock-based compensation
        expense determined under the fair value
        method for all rewards, net of related
        tax effects                                       20,666          22,942          31,281
                                                   -------------   -------------   -------------

Pro-forma                                          $   1,499,707   $   1,157,366   $     893,751
                                                   =============   =============   =============


                                                       2003             2002            2001
                                                   -------------   -------------   -------------

Diluted earnings per common share
   As reported                                     $        1.37   $        1.08   $        0.87
   Less: Total stock-based compensation
         expense determined under the fair value
         method for all rewards, net of related
         tax effects                                        0.02            0.01            0.03
                                                   -------------   -------------   -------------

Pro-forma                                          $        1.35   $        1.07   $        0.84
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

On April 30, 2003, the Financial Accounting Standards Board (FASB) issued Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This Statement is effective for contracts entered into or modified after June 30, 2003, except for contracts that relate to SFAS 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 did not have a material impact on the financial position or results of operations of the Company because the Company does not have any derivative activity.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin
(ARB) 51 ("FIN 46"). FIN 46 addresses consolidation by business enterprises of variable interest entities ("VIE"). FIN 46 requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss from the VIE's activities or entitled to receive a majority of the entity's residual returns, or both. The provisions are effective for any new entities that are originated subsequent to January 31, 2003. For entities that were originated prior to February 1, 2003, the provisions of FIN 46 were to be effective July 31, 2003. In October 2003, the FASB deferred the implementation of this Interpretation in its entirety. On December 24, 2003, the FASB issued a revision to FIN 46 ("FIN 46-R"). Companies are required to adopt either FIN 46 or FIN 46-R for periods ending after December 15, 2003, except for small business issuers who are required to adopt FIN 46 or FIN 46-R after December 15, 2004. VSB Bancorp, Inc. files as a small business issuer with the SEC, as such it is not required to adopt FIN 46 or FIN 46-R until after December 15, 2004. The adoption of FIN46-R will result in the deconsolidation of the trust preferred securities. The Company is still in the process of evaluating the impact the adoption will have on the consolidated financial statements.

3.    MONEY MARKET INVESTMENTS, HELD TO MATURITY

      The components of money market investments at December 31, 2003 and 2002 are as follows:

                                   2003         2002
                                ---------    ---------

      Money Market Deposit      $ 599,356    $      --
                                ---------    ---------
                                $ 599,356    $      --
                                =========    =========

4.    INVESTMENT SECURITIES, AVAILABLE FOR SALE

      The components of investment securities, available for sale at December 31, 2003 and 2002 are as follows:

                                                       December 31, 2003
                                      ------------------------------------------------------
                                                      Gross         Gross        Estimated
                                       Amortized    Unrealized    Unrealized       Market
                                         Cost         Gains         Losses         Value
                                      -----------   ----------   ------------    -----------

US Government Agency                  $ 2,000,000   $      --    $         --    $ 2,000,000
FNMA 7 Year Balloon                       698,940      44,371              --        743,311
FHLMC                                   1,013,649      20,189              --      1,033,838
GNMA                                    3,782,659          --         (49,705)     3,732,954
Whole Loan MBS                          3,691,027      55,081              --      3,746,108
Collateralized mortgage obligations    72,302,939     302,904        (690,507)    71,915,336
                                      -----------   ---------    ------------    -----------
                                      $83,489,214   $ 422,545    $   (740,212)   $83,171,547
                                      ===========   =========    ============    ===========


                                                       December 31, 2003
                                      ------------------------------------------------------
                                                      Gross         Gross        Estimated
                                       Amortized    Unrealized    Unrealized       Market
                                         Cost         Gains         Losses         Value
                                      -----------   ----------   ------------    -----------

FNMA 7 Year Balloon                   $ 1,103,196   $  80,326    $         --    $ 1,183,522
FHLMC                                   2,886,223      71,281              --      2,957,504
Collateralized mortgage obligations    38,202,656     659,889          (3,911)    38,858,634
                                      -----------   ---------    ------------    -----------
                                      $42,192,075   $ 811,496    $     (3,911)   $42,999,660
                                      ===========   =========    ============    ===========

As investments are purchased through various interest rate environments, the fair value of the portfolio will vary based upon current market values with no impairment to principal.

The following table details the unrealized loss on securities available for sale for the year ended December 31, 2003:

                                          Less than 12 months      More than 12 months             Total
                                      --------------------------   -------------------   --------------------------
                                          Fair       Unrealized    Fair     Unrealized       Fair         Unrealized
                                          Value         Loss       Value       Loss          Value           Loss
                                      ------------   -----------   -----    -----------   ------------    ----------

GNMA                                  $  3,732,954    $ (49,705)   $  --    $        --   $  3,732,954    $ (49,705)
Collateralized mortgage obligations     33,083,936     (690,507)      --             --     33,083,936     (690,507)
                                      ------------    ---------    -----    -----------   ------------    ---------
                                      $ 36,816,890    $(740,212)   $  --    $        --   $ 36,816,890    $(740,212)
                                      ============    =========    =====    ===========   ============    =========

The maturity schedule of all investment securities available for sale at amortized cost and estimated fair values for December 31, 2003 was as follows:

                                                  Available for Sale Securities
                                                  -----------------------------
                                                                      Estimated
                                                   Amortized            Fair
                                                     Cost               Value
                                                  -----------        -----------

Less than one year                                $    14,642        $    14,885
Due after one year through                          1,290,469          1,347,156
  five years
Due after five years through                          668,309            676,889
  ten years
Due after ten years                                81,515,794         81,132,617
                                                  -----------        -----------
                                                  $83,489,214        $83,171,547
                                                  ===========        ===========

      Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

5.    LOANS RECEIVABLE, NET

      Loans receivable, net at December 31, 2003 and 2002 are summarized as follows:

                                                       2003            2002
                                                   ------------    ------------

Commercial loans (principally variable rate):
  Secured                                          $  1,896,374    $  4,014,494
  Unsecured                                           8,905,587      11,322,164
                                                   ------------    ------------
    Total commercial loans                           10,801,961      15,336,658

Real estate loans:
  Commercial                                         32,416,537      31,357,950
  One-to-four family                                  1,382,490         493,504
                                                   ------------    ------------
    Total real estate loans                          33,799,027      31,851,454

Construction loans (net of undisbursed funds of
$10,944,166 and $11,531,500, respectively)           22,260,849      14,877,442

Consumer loans                                          949,899       1,179,485
Other loans                                             510,617         509,073
                                                   ------------    ------------
                                                      1,460,516       1,688,558
                                                   ------------    ------------

Total loans receivable                               68,322,353      63,754,112

Less:
Unearned loans fees, net                               (340,892)       (339,601)
Allowance for loan losses                            (1,162,776)     (1,168,358)
                                                   ------------    ------------

Total                                              $ 66,818,685    $ 62,246,153
                                                   ============    ============

      The activity in the allowance for loan losses, for the years ended December 31, 2003, 2002 and 2001 are summarized as follows:

                                     2003              2002             2001
                                  -----------       -----------       ---------
Beginning balance                 $ 1,168,358       $   894,692       $ 766,377
Charge-offs                          (332,627)         (154,612)       (244,782)
Recoveries                            122,045            73,278          68,097
Provision                             205,000           355,000         305,000
                                  -----------       -----------       ---------
Ending balance                    $ 1,162,776       $ 1,168,358       $ 894,692
                                  ===========       ===========       =========

Nonaccrual loans outstanding at December 31, 2003 and 2002 are summarized as follows:

                                                         2003             2002
                                                       --------         --------
Nonaccrual loans:
  Unsecured commercial loans                           $ 30,619         $ 14,734
  Commercial real estate                                259,026          313,039
  Construction                                          145,000               --
  Consumer loans                                          4,406               --
                                                       --------         --------
Total nonaccrual loans                                 $439,051         $327,773
                                                       ========         ========


                                                       2003      2002     2001
                                                      -------   ------   -------
Interest income that would have
  been recorded during the year
  on nonaccrual loans outstanding
  at year-end in accordance
  with original terms                                 $19,959   $7,560   $70,745
                                                      =======   ======   =======

Interest income included in net
  income during the year on
  nonaccrual loans outstanding
  at year-end                                         $15,781   $   --   $    --
                                                      =======   ======   =======

The Company's recorded investment in impaired loans at December 31 is as follows:

                                                             2003                      2002
                                                    -----------------------   -----------------------
                                                    Investment    Allowance   Investment    Allowance
                                                    in Impaired   for loan    in Impaired   for loan
                                                       Loans       losses        Loans       losses
                                                    -----------   ---------   -----------   ---------
Impaired loans
  With a related allowance for loan losses
    Commercial and financial                        $    30,619   $   6,124   $   14,734    $   2,947
    Commercial real estate                              259,026      61,643      313,039       79,556
    Construction                                        145,000      29,000           --           --
    Consumer loans                                        4,406         881           --           --
  Without a related allowance for loan losses
    Commercial and financial                                 --          --           --           --
                                                    -----------   ---------   ----------    ---------
                                                    $   439,051   $  97,648   $  327,773    $  82,503
                                                    ===========   =========   ==========    =========

      The following table sets forth certain information about impaired loans at December 31:

                                                             Investment in
                                                             Impaired Loans
                                                         -----------------------
                                                           2003           2002
                                                         --------       --------

Average recorded investment                              $455,173       $495,476
                                                         ========       ========

Interest income recognized during time
  period that loans were impaired,
  using cash-basis method of accounting                  $  3,729       $     --
                                                         ========       ========

The Company's loan portfolios are primarily comprised of commercial loans made to small businesses and individuals located in the Borough of Staten Island. As of December 31, 2003 and 2002, the Company had no restructured loans.

6.    ACCRUED INTEREST RECEIVABLE

      Accrued interest receivable at December 31, 2003 and 2002 are summarized as follows:

                                                            2003          2002
                                                          --------      --------

Loans receivable                                          $262,892      $233,180
Investment securities, available for sale                  325,340       191,456
                                                          --------      --------

      Total                                               $588,232      $424,636
                                                          ========      ========

7.    PREMISES AND EQUIPMENT

      Premises and equipment at December 31, 2003 and 2002 are summarized as follows:

                                                        2003            2002
                                                     -----------    -----------

Leasehold improvements                               $ 1,808,238    $ 1,790,256
Computer equipment and software                          646,041        581,827
Furniture, fixtures and equipment                        940,584        916,114
Other                                                     23,131         24,020
                                                     -----------    -----------
                                                       3,417,994      3,312,217

Less accumulated depreciation and amortization        (1,285,840)      (913,054)
                                                     -----------    -----------

Total                                                $ 2,132,154    $ 2,399,163
                                                     ===========    ===========

      Depreciation and amortization expense amounted to $508,195, $379,245 and $354,355 for the years ended December 31, 2003, 2002 and 2001, respectively.

      At December 31, 2003, the Company was obligated under four non-cancelable operating leases on property used for banking purposes. Rental expense, under these leases, was $343,161, $343,161 and $260,305 for the years ended December 31, 2003, 2002 and 2001, respectively.

      The projected minimum rental payments under the terms of the leases at December 31, 2003 are summarized as follows:

                                 Year Ending
                                 December 31,     Amount
                                 ------------   -----------

                                    2004        $   329,856
                                    2005            333,630
                                    2006            336,670
                                    2007            216,856
                                    2008            220,093
                                 Thereafter       1,621,774
                                                -----------
                                   Total        $ 3,058,879
                                                ===========

8.    PREPAID AND OTHER ASSETS

      Prepaid and other assets at December 31, 2003 and 2002 are summarized as follows:

                                                            2003          2002
                                                          --------      --------

Accounts receivable                                       $  6,191      $ 97,093
Security deposit receivable                                 64,715        64,911
Deferred initial direct lease costs                         37,514        52,568
Prepaid assets                                             157,227       104,186
Equity securities                                           74,900        30,000
Trust preferred securities placement cost                  132,763            --
Income tax receivable                                           --        18,482
Late charges receivable                                     69,235        48,082
                                                          --------      --------

                                                          $542,545      $415,322
                                                          ========      ========

9.    DEPOSITS

      Deposits are summarized at December 31, 2003 and 2002 as follows:

                                                  2003                                    2002
                                 --------------------------------------   ------------------------------------
                                                             Weighted                               Weighted
                                                              Average                                Average
                                    Amount       Percent    Stated Rate      Amount      Percent   Stated Rate
                                 ------------    -------    -----------   ------------   -------   -----------

Demand accounts:
Checking                         $ 77,416,339     46.15%         --%      $ 45,506,450    36.78%         --%
Variable-rate money market         23,709,155     14.14         0.69        26,025,830    21.04        1.32
Statement savings                  10,394,955      6.20         0.50         7,626,798     6.17        0.75
Interest-bearing checking          23,627,653     14.09         0.55        26,573,121    21.48        0.49
                                 ------------    ------        -----      ------------    -----       -----
                                  135,148,102     80.58         0.26       105,732,199    85.47        0.50

Less than six months               11,823,870      7.05         0.83         7,740,624     6.26        1.36
Six months to one year             16,680,670      9.95         1.60         6,730,304     5.44        1.70
More than one year                  3,782,675      2.26         2.71         3,307,103     2.67        2.08
                                 ------------    ------        -----      ------------    -----       -----
                                   32,287,215     19.26         1.45        17,778,031    14.37        1.62

Other deposits                        267,484      0.16           --           192,135     0.16          --
                                 ------------    ------        -----      ------------    -----       -----

Total                            $167,702,801    100.00%        0.60%     $123,702,365   100.00%       0.66%
                                 ============    ======        =====      ============   ======       =====

      The aggregate amount of jumbo certificates of deposit with a minimum denomination of $100,000 was approximately $21,607,961 and $8,463,952 at December 31, 2003 and 2002 respectively.

Scheduled maturities of time deposits at December 31, 2003 are as follows:

                                                         Amount          Percent
                                                      -----------        -------

Within six months                                     $27,812,303         86.14%
Six months to one year                                  2,078,161          6.44
One to five years                                       2,396,751          7.42
                                                      -----------        ------

                Total                                 $32,287,215        100.00%
                                                      ===========        ======

10.   INCOME TAXES

      The Company files consolidated federal, state and local income tax returns on a calendar-year basis. For federal, state and local income tax purposes, the Company uses the specific charge-off method in computing its federal, state and local tax bad debt deduction.

      The basis for the determination of state and local tax is the greater of a tax on entire net income or a tax computed on taxable assets. Federal, state and city income tax provisions were determined based on the tax computed on net income for the years ended December 31, 2003, 2002 and 2001.

      The components of the income tax expense/(benefit) for the years ended December 31, 2003, 2002 and 2001 are summarized as follows:

                                    2003             2002               2001
                                -----------       -----------       -----------

Current:
  Federal                       $   925,793       $   734,919       $   609,475
  State and local                   543,068           497,592           410,752
                                -----------       -----------       -----------
                                  1,468,861         1,232,511         1,020,227

Deferred:
  Federal                          (104,405)          (98,651)         (117,635)
  State and local                   (38,043)          (82,930)          (78,966)
                                -----------       -----------       -----------
                                   (142,448)         (181,581)         (196,601)
                                -----------       -----------       -----------
                                $ 1,326,413       $ 1,050,930       $   823,626
                                ===========       ===========       ===========

      The components of the deferred income tax asset, net as of December 31, 2003 and 2002 are summarized as follows:

                                                           2003          2002
                                                         --------     ---------

Deferred loan fees                                       $161,009     $ 112,474
Excess book allowance for loan losses                     444,415       477,298
Unrealized loss/(gain) on investment securities           148,001      (380,372)
Other compensation expense                                106,457        51,015
Other                                                      74,828         3,474
                                                         --------     ---------
  Deferred tax asset, net                                $934,710     $ 263,889
                                                         ========     =========

      The tax effect of SFAS 115 was recorded directly to equity and to the deferred tax asset.

      The Company's effective tax rate differs from the statutory Federal tax rate for the years ended December 31, 2003, 2002 and 2001 are as follows:

                                       2003                  2002                   2001
                                -----------------     -----------------     ------------------

Federal income tax provision
  at statutory rates            $  967,907   34.0%    $  758,621   34.0%    $  594,544    34.0%
State and local taxes, net of
  Federal income tax benefit       350,155   12.3        274,442   12.3        215,085    12.3
Other                                8,351    0.3         17,867    0.8         13,997     0.8
                                ----------   ----     ----------   ----     ----------    ----
                                $1,326,413   46.6%    $1,050,930   47.1%    $  823,626    47.1%
                                ==========   ====     ==========   ====     ==========    ====

      Management evaluated the weight of available evidence and concluded that it is more likely than not that the Company will realize the net deferred tax asset in future years. Factors influencing management's judgment include, among other things, changes in the levels of actual and expected future taxable income and anticipated reversals of net deductible temporary differences.

11.   REGULATORY MATTERS

      The Bank is a New York State chartered stock form commercial bank. The Bank's deposits are insured by the Federal Deposit Insurance Corporation ("FDIC"). The Bank is subject to certain FDIC capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory and possibly discretionary actions by the regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet certain specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance sheet items calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

      As of the latest notification from the FDIC, the Bank was classified as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," the Bank must maintain Tier 1 Leverage, Tier 1 Risk-Based and minimum Total risk-based ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank's category. Management believes, as of December 31, 2003 that the Bank meets all capital adequacy requirements to which it is subject.

      The Bank was required to maintain a reserve balance with the Federal Reserve Bank of New York of $5,188,000 as of December 31, 2003. The Bank is subject to certain restrictions on the availability of its undistributed earnings for payment of dividends to shareholders, including prior regulatory approval.

      In accordance with the New York State Banking Law and the New York State Banking Board Regulations, the Bank credits 10% of quarterly net income to regulatory surplus and is required to do so until such time as shareholders' equity is equal to 10% of amounts due to depositors. As of December 31, 2003, regulatory surplus equals 10% of retained earnings.

      The following table is the Bank's actual capital amounts and ratios. No deductions were made for qualitative judgments by regulators:

                                                                                                 To be well-capitalized
                                                                         For capital             under prompt corrective
                                              Actual                  adequacy purposes             action provisions
                                     -----------------------        ----------------------       -----------------------
                                        Amount         Ratio          Amount         Ratio         Amount          Ratio
                                     -----------       -----        ----------       -----       ----------        -----

As of December 31, 2003:
  Tier 1 Capital
   (to Average Assets)               $15,131,000        8.40%       $7,203,000        4.00%      $9,003,750         5.00%
  Tier 1 Capital
   (to Risk Weighted Assets)          15,131,000       16.48         3,672,320        4.00        5,508,480         6.00
  Total Capital
   (to Risk Weighted Assets)          16,279,000       17.73         7,344,640        8.00        9,180,800        10.00

As of December 31, 2002:
  Tier 1 Capital
   (to Average Assets)               $ 9,336,000        7.00%       $5,333,760        4.00%      $6,667,200         5.00%
  Tier 1 Capital
   (to Risk Weighted Assets)           9,336,000       11.43         3,268,240        4.00        4,902,360         6.00
  Total Capital
   (to Risk Weighted Assets)          10,359,000       12.68         6,536,480        8.00        8,170,600        10.00

12.   EMPLOYEE BENEFITS

      The Bank does not currently maintain a defined contribution benefit plan but sponsors an incentive savings plan (401(k) plan) which started March 1, 1999. All eligible employees, who have reached the age of 21, have at least one year of service and work a minimum of 1,000 hours per year will be permitted to make tax deferred contributions up to certain limits. The Bank may reduce or cease matching contributions if it is determined that the current or accumulated net earnings or undivided profits of the Bank are insufficient to pay the full contributions in a plan year. The Bank contributed $123,108 to the 401(k) plan in 2003, $108,323 in 2002 and $90,470 in 2001.

      The Company has issued stock appreciation rights to one officer of the Company and is accounting for these instruments according to SFAS 123, "Accounting For Stock-Based Compensation," for which compensation expense was $157,000, $85,500 and $26,000 for the years ended December 31, 2003, 2002 and
2001, respectively.

Stock Option Plans

      The purpose of the VSB Bancorp, Inc. 2000 Incentive Stock Option Plan (the "2000 Incentive Plan") and the VSB Bancorp, Inc. 1998 Incentive Stock Option Plan (the "1998 Incentive Plan") is to advance the interests of the Company and its shareholders by providing those key employees of the Company and its affiliates, upon whose judgment, initiative and efforts the successful conduct of the business of the Bank and its affiliates largely depends, with additional incentive to perform in a superior manner. A purpose of the 2000 Incentive Plan and the 1998 Incentive Plan is also to attract people of experience and ability to the service of the Company and its affiliates. Pursuant to the terms of the 2000 Incentive Plan, 31,500 shares of VSB Bancorp, Inc. common stock have been reserved for issuance under the terms of the Plan. Pursuant to the terms of the 1998 Incentive Plan, 31,500 shares of VSB Bancorp, Inc. common stock have been reserved for issuance under the terms of the Plan. To the extent that options are granted under the 2000 Incentive Plan and the 1998 Incentive Plan, the shares underlying such options are unavailable for any other use including future grants under the 2000 Incentive Plan and the 1998 Incentive Plan, except those options which terminate, or are forfeited without being exercised, may be recycled into new grants. The exercise price is determined by the Committee of the Board of Directors and may not be less than the fair market value of VSB Bancorp, Inc. common stock on the date of the grant. The term of each option is determined by the Committee of the Board of Directors and may not exceed ten years after the date of the grant. Options vest and are exercisable as determined by the Board of Directors but currently vest 20% per year after the date of the grant. As of December 31, 2003, 15,975 options under the 2000 Incentive Plan were granted and 9,585 were vested or exercisable and 31,500 options under the 1998 Incentive Plan were granted and 27,960 were vested or exercisable.

      The purpose of the VSB Bancorp, Inc. 2000 Directors Stock Option Plan (the "2000 Directors' Plan") and the 1998 Directors Stock Option Plan (the "1998 Directors' Plan") is to promote the growth and profitability of the Company by providing outside directors of the Company with an incentive to achieve long-term objectives of the Company and to attract and retain non-employee directors of outstanding competence by providing such outside Directors with an opportunity to acquire an equity interest in the Company. Pursuant to the terms of the 2000 Directors' Plan, 21,000 shares of VSB Bancorp, Inc. common stock have been reserved for issuance under the terms of the 2000 Directors' Plan. Pursuant to the terms of the 1998 Directors' Plan, 21,000 shares of VSB Bancorp, Inc. common stock have been reserved for issuance under the terms of the 1998 Directors' Plan. To the extent that options are granted under the 2000 Directors' Plan and the 1998 Directors' Plan, the shares underlying such options are unavailable for any other use including future grants under the 2000 Directors' Plan and the 1998 Directors' Plan, except those options which terminate, or are forfeited without being exercised, may be recycled into new grants. The exercise price is determined by the Board of Directors and may not be less than the fair market value of VSB Bancorp, Inc. common stock on the date of the grant. The term of each option is determined by the Board of Directors and may not exceed ten years after the date of the grant. Options vest and are exercisable as determined by the Board of Directors. All 21,000 options under the 2000 Directors' Plan were granted and all 21,000 options from the 1998 Directors' Plan were granted. In December 2002, 3,000 options from the 2000 Directors' Plan were exercised and 3,000 options from the 1998 Directors' Plan were exercised. As of December 31, 2003, the remaining 18,000 options under the 2000 Directors' Plan were vested and were exercisable and the remaining 18,000 options under the 1998 Directors' Plan were vested and were exercisable.

2003 Stock Option Grants

      There were no stock option grants in 2003.

      The weighted average fair value of options granted during 2003, 2002 and 2001 were $0, $0 and $7.30, respectively. For purposes of the pro forma calculation under SFAS No. 123, the fair value of the options granted is estimated using the Black-Scholes option pricing model with the following weighted average assumptions used for the 2003, 2002 and 2001 grants:

                                Exercise          Exercise              Exercise
                         2003     Rate     2002     Rate       2001       Rate
                         ----   --------   ----   --------   --------   --------

Dividend yield            --%               --%                 --%          --%
Expected volatility       --                                 18.86           --
Risk-free interest rate   --                                  5.25           --
Expected life                     n/a               n/a      10 years       100%

      The Stock Option components of the 2000 Incentive Plan, the 1998 Incentive Plan and the 2000 Directors' Plan and the 1998 Directors' Plan, as of December 31, 2003, 2002 and 2001, and changes during the years ended, consist of the following:

                                                      2003                    2002                   2001
                                               ---------------------   ---------------------   -------------------
                                                          Weighted                Weighted                Weighted
                                                          Average                 Average                 Average
                                                          Exercise                Exercise                Exercise
                                               Shares      Price       Shares      Price       Shares      Price
                                               ------   ------------   ------   ------------   ------   ----------

Options outstanding                            83,850   $      9.03    90,300   $       9.05   90,450   $     9.12
  at the beginning of the year
    Granted                                        --            --        --             --    3,000         8.17
    Canceled                                      375          7.92       450           9.02    3,150        10.53
    Exercised                                      --            --     6,000           9.29       --           --
                                               ------                  ------                  ------

Options outstanding at the end of the year     83,475   $      9.04    83,850   $       9.03   90,300   $     9.05
                                               ======   ===========    ======   ============   ======   ==========
Options exercisable at the end of the year     73,545   $      9.16    64,200   $       9.18   60,810   $     9.23
                                               ======   ===========    ======   ============   ======   ==========

Value of exercisable options                   73,545   $ 1,017,863    64,200   $    523,444   60,810   $   47,026
                                                        ===========             ============            ==========
Value of unexercised options                    9,930   $   147,448    19,650   $    173,182   29,490   $   43,325
                                                        ===========             ============            ==========

Weighted average remaining contractual life of
options outstanding at the end of the year         5.6 Years               6.6 Years               7.7 Years

All shares and per share amounts have been adjusted for the 3 for 2 exchange.

SAR Grants in 2003

      The Bank did not issue any SAR grants in 2003.

Aggregated Options/SAR Exercises in 2003 and 2003 Option/SAR Values
--------------------------------------------------------------------------------

                        Shares
                     Acquired on    Value        Number of Securities         Value of Unexercised In-the-
                       Exercise    Realized     Underlying Unexercised         Money Options/SAR at FY End
Name                     (#)         ($)      Exercisable/Unexercisable (#)   Exercisable/Unexercisable ($)
------------------   -----------   --------   -----------------------------   -----------------------------
Merton Corn               0         $ --              29,400/3,600                   $449,526/$54,714(1)
Raffaele M. Branca        0         $ --              10,440/2,610                   $142,506/$38,889(1)

(1) The value of unexercised, in-the-money options at December 31, 2003 is the difference between the closing price of the Common Stock on December 31, 2003 ($23.00) and the exercise price ($6.67) under such outstanding SARs and the difference between the closing price of the Common Stock on December 31, 2003 ($23.00) and the exercise price ($10.67 for 1998 Grants; $8.50 for 1999 Grants and $7.92 for 2000 Grants) under such outstanding options.

13. COMMITMENTS, CONTINGENCIES AND FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

      The Company is a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the financing needs of its customers. Such financial instruments primarily include commitments to extend credit.

      A summary of these commitments and contingent liabilities at December 31, 2003 follows:

                                                                      Amount
                                                                   ------------

Commitments to fund secured construction loans                     $ 10,944,166
Commitments to fund all other commercial loans                       18,071,715
                                                                   ------------
                                                                   $ 29,015,881
                                                                   ============

    Commitments to extend credit are legally binding agreements to lend to a customer. Commitments are issued following the Company's evaluation of each applicant's creditworthiness on a case-by-case basis. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument is represented by the contractual notional amount of those instruments.

      In the normal course of business, the Company is party to various legal proceedings, claims, commitments and contingent liabilities. In the opinion of management, the financial position of the Company will not be materially affected by the outcome of any such legal proceedings or claims.

14.   FAIR VALUE OF FINANCIAL INSTRUMENTS

      The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

      The following methods and assumptions were used by the Company in estimating fair values of financial instruments:

      Money Market Investments - The fair value of these securities approximates their carrying value due to the relatively short time to maturity.

      Investment Securities, Available For Sale - The estimated fair value of these securities is determined by using available market information and appropriate valuation methodologies. The estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

      Loans Receivable - The fair value of commercial and construction loans are approximated by the carrying value as the loans are tied directly to the Prime Rate and are subject to change on a daily basis. The fair value of the remainder of the portfolio is determined by discounting the future cash flows of the loans using the appropriate discount rate and prepayment assumptions.

      Other Financial Assets - The fair value of these assets, principally accrued interest receivable, approximates their carrying value due to their short maturity.

      Demand and Time Deposits - The fair value disclosed for demand accounts is equal to the amount payable on demand at the reporting date. The fair value of time deposits accounts is based upon the current rates for instruments of the same remaining maturity. Time deposits with a maturity of greater than one year are estimated using a discounted cash flow approach that applies interest rates currently being offered.

      Trust Preferred Securities - The fair value of trust preferred securities is based upon the current rates for such instruments of the same remaining maturity.

      Other Liabilities - The estimated fair value of other liabilities, which primarily include trade accounts payable, approximates their carrying amount.

      Off-Balance Sheet Instruments - The fair value of lending commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.

      The estimated fair values of the Company's financial instruments at December 31, 2003 and 2002 were as follows:

                                            2003                          2002
                                ---------------------------   ---------------------------
                                  Carrying        Fair          Carrying         Fair
                                   Amount         Value          Amount          Value
                                ------------   ------------   ------------   ------------

Financial Assets:
  Cash                          $ 30,187,741   $ 30,187,741   $ 26,095,803   $ 26,095,803
  Money market investments           599,356        599,356             --             --
  Investment securities           83,171,547     83,171,547     42,999,660     42,999,660
  Loans receivable                66,818,685     77,900,730     62,246,153     71,979,956
  Other financial assets             588,232        588,232        424,636        424,636
                                ------------   ------------   ------------   ------------
  Total Financial Assets        $181,365,561   $192,447,606   $131,766,252   $141,500,055
                                ============   ============   ============   ============

Financial Liabilities:
  Demand deposits               $135,415,586   $135,415,586   $105,924,334   $105,924,334
  Time deposits                   32,287,215     40,388,264     17,778,031     17,406,698
  Trust preferred securities       5,000,000      5,055,739             --             --
  Other liabilities                1,630,544      1,630,544      1,379,144      1,379,144
                                ------------   ------------   ------------   ------------
  Total Financial Liabilities   $174,333,345   $182,490,133   $125,081,509   $124,710,176
                                ============   ============   ============   ============

Off Balance Sheets Investments:
                                  Notional        Fair          Notional         Fair
                                   Amount         Value          Amount          Value
                                ------------   ------------   ------------   ------------

Commitments to extend credit    $ 29,015,881   $    173,380   $ 24,480,872   $    123,480

15.   INTEREST RATE RISK

      The Company's principal business of originating loans, issuing term certificates of deposit and other interest-bearing deposit accounts and investing in short-term investment securities inherently includes elements of interest rate risk and requires careful application of interest rate management techniques to manage such risks.

      Because the Company has a varied array of investment, loan and deposit products, which differ as to maturity, repricing terms and interest rate spreads relative to various rate indices, different interest rate risk management strategies are utilized.

      The Company funds its assets primarily with deposits. A substantial portion of these, mature or reprice within one year of their origination or last repricing date.

      In view of the short maturity profile of the Company's funding sources, the Company invests in loans and investments which have a maturity or repricing date designed to match the Company's funding maturities and serve as a natural hedge of the related interest rate risk.

      Net interest income will fluctuate based on changes in the general level of interest rates, changes in the levels of interest sensitive assets and liabilities, and changes in the relationships between different interest rate indices. In addition, net interest income can also be affected by timing of repricing dates and repayments and changes in estimated prepayments.

16.   RELATED PARTIES

      In the ordinary course of business, the Company at times has had loans, and other financial transactions, with its officers, employees and directors. Such transactions are generally made on substantially the same terms as those prevailing at the time for comparable transactions with others and do not involve more than a normal risk of collectibility. At December 31, 2003, the aggregate amount of loans outstanding to directors was $281,187.

      The change in aggregate amount of loans outstanding to directors as of December 31, 2003 and 2002 are as follows:

                                                 2003                  2002
                                              -----------           -----------
Beginning balance                             $    42,209           $   562,235
Originations                                    1,393,683             1,381,122
Payments                                       (1,154,705)           (1,901,238)
                                              -----------           -----------
Ending balance                                $   281,187           $    42,209
                                              ===========           ===========

      Certain officers and directors own, in the aggregate, 32.2% of the common shares outstanding.

17.   QUARTERLY FINANCIAL DATA (UNAUDITED)

      The following represents summarized unaudited quarterly financial data of the Company (in thousands, except per share amounts):

                                             Three Months Ended
                              --------------------------------------------------
                              December 31  September 30    June 30     March 31
                              -----------  ------------  ----------   ----------
2003
----
Interest income               $ 2,163,572  $  1,899,732  $1,821,465   $1,687,995
Interest expense                  260,921       216,771     210,607      218,330
Net interest income             1,902,651     1,682,961   1,610,858    1,469,665
Provision for loan loss            85,000        50,000      30,000       40,000
Provision for income taxes        448,364       338,418     305,290      234,341
Net income                        513,517       388,320     352,450      266,086

Net income per common share:
Basic                         $      0.49  $       0.37  $     0.33   $     0.38
Diluted                       $      0.47  $       0.35  $     0.32   $     0.36


2002
----
Interest income               $ 1,809,316  $  1,620,007  $1,616,608   $1,472,669
Interest expense                  226,216       207,085     191,983      197,003
Net interest income             1,583,100     1,412,922   1,424,625    1,275,666
Provision for loan loss            80,000        60,000     105,000      110,000
Provision for income taxes        325,458       276,946     260,674      187,852
Net income                        365,598       311,227     292,526      210,957

Net income per common share:
Basic                         $      0.35  $       0.30  $     0.28   $     0.30
Diluted                       $      0.33  $       0.29  $     0.27   $     0.29

18.   CONDENSED FINANCIAL STATEMENTS OF THE PARENT COMPANY ONLY

VSB BANCORP, INC.

STATEMENT OF FINANCIAL CONDITION
DECEMBER 31, 2003
--------------------------------------------------------------------------------

ASSETS

Money market investments, held to maturity                         $    599,356
Investment in subsidiaries                                           15,116,079
Other assets                                                            199,647
                                                                   ------------
          Total assets                                             $ 15,915,082
                                                                   ============

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
Subordinated debt                                                     5,155,000
Accounts payable, accrued expenses and other liabilities                118,457
                                                                   ------------
          Total liabilities                                           5,273,457
                                                                   ------------

COMMITMENTS AND CONTINGENT LIABILITIES

SHAREHOLDERS' EQUITY
Common stock ($.0001 par value, 3,000,000 shares authorized,
  1,055,998 issued and outstanding at December 31, 2003                     106
Additional paid-in capital                                            7,031,499
Retained earnings                                                     3,779,686
Accumulated other comprehensive income, net of taxes of $(148,001)     (169,666)
                                                                   ------------
          Total shareholders' equity                                 10,641,625
                                                                   ------------
     Total liabilities and shareholders' equity                    $ 15,915,082
                                                                   ============

VSB Bancorp, Inc. was formed on May 30, 2003 and therefore no data is available for 2002.

VSB BANCORP, INC.

STATEMENT OF OPERATIONS
FOR THE PERIOD MAY 31, 2003 THROUGH DECEMBER 31, 2003
--------------------------------------------------------------------------------

INTEREST INCOME:
  Money market securities                                           $     2,251
                                                                    -----------
     Total interest income                                                2,251

INTEREST EXPENSE:
  Subordinated debt                                                     118,029
                                                                    -----------
     Total interest expense                                             118,029
                                                                    -----------
     Net interest income                                               (115,778)
                                                                    -----------

NON-INTEREST EXPENSES:
  Legal fees                                                              7,079
  Professional fees                                                         405
  Other                                                                  16,007
                                                                    -----------
     Total non-interest expenses                                         23,491
                                                                    -----------

LOSS BEFORE INCOME TAXES                                               (139,269)
                                                                    -----------

PROVISION/(BENEFIT) FROM INCOME TAXES:
  Current                                                               (64,801)
                                                                    -----------
     Total income taxes                                                 (64,801)
                                                                    -----------

EQUITY IN UNDISTRIBUTED EARNINGS                                      1,594,841

NET INCOME                                                          $ 1,520,373
                                                                    ===========

VSB Bancorp, Inc. was formed on May 30, 2003 and therefore no data is available for 2002.

VSB BANCORP, INC.

STATEMENT OF CASH FLOW FOR THE PERIOD MAY 31, 2003 THROUGH DECEMBER 31, 2003
--------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                       $  1,520,373
  Adjustments to reconcile net income to net cash
    used in operating activities:
  Changes in operating assets and liabilities:
    Undistributed income of subsidiaries                             (1,594,841)
    Increase in other assets                                           (199,647)
    Increase in accrued expenses, income tax payable
      and other liabilities                                             118,457
                                                                   ------------
        Net cash used by operating activities                          (155,658)
                                                                   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in subsidiaries                                       (11,431,591)
  Proceeds from sale and maturities of money market investments          12,895
  Purchases of money market investments                                (612,251)
                                                                   ------------
        Net cash used in investing activities                       (12,030,947)
                                                                   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                              7,031,605
  Proceeds from the issuance of subordinated debt                     5,155,000
                                                                   ------------
        Net cash provided by financing activities                    12,186,605
                                                                   ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                    --

CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR                                                          --
                                                                   ------------

CASH AND CASH EQUIVALENTS,
  END OF YEAR                                                      $         --
                                                                   ============

SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                                       $         --
                                                                   ============
    Income taxes                                                   $         --
                                                                   ============

VSB Bancorp, Inc. was formed on May 30, 2003 and therefore no data is available for 2002.

19.   SUBSEQUENT EVENTS

      On January 28, 2004, VSB Bancorp, Inc. announced a 4 for 3 stock split in the form of a 33 1/3 stock dividend, to be paid on March 8, 2004 to shareholders of record at the close of business on February 17, 2004. Shareholders will receive one additional share of VSB Bancorp, Inc. stock for every three shares held, and cash in lieu of fractional shares based on the average of the high and low trading price on the record date, as adjusted for the split.

                                *****************

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

(a)(1)

  i. Our Board of Directors, on March 9, 2004, unanimously decided not to retain the firm of Deloitte & Touche LLP as our independent accountant for 2004.

 ii. Deloitte & Touche LLP's report on our financial statements for the past two years does not contain an adverse opinion or disclaimer of opinion, and was not modified as to uncertainty, audit scope, or accounting principles.

iii. The decision to change accountants was approved by the Board of Directors upon the unanimous recommendation of the Audit Committee of the Board of Directors.

iv.

      A. There were no disagreements with Deloitte & Touche LLP, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Deloitte & Touche LLP's satisfaction, would have caused Deloitte & Touche LLP to make reference to the subject matter of the disagreement in connection with its report.

      B.    Deloitte & Touche LLP did not advise us that:

            1. internal controls necessary to develop reliable financial statements did not exist; or

            2. information has come to the attention of Deloitte & Touche LLP which made Deloitte & Touche LLP unwilling to rely on management's representations, or unwilling to be associated with the financial statements prepared by management; or

            3. the scope of the audit should be expanded significantly, or information has come to Deloitte & Touche LLP's attention that Deloitte & Touche LLP has concluded will, or if further investigated might, materially impact the fairness or reliability of a previously issued audit report or the underlying financial statements, or the financial statements issued or to be issued covering the fiscal periods subsequent to the date of the most recent audited financial statements (including information that might preclude the issuance of an unqualified audit report), and the issue was not resolved to Deloitte & Touche LLP satisfaction prior to its resignation or dismissal.

(b)   New Independent Public Accountants

On March 9, 2004, our Board of Directors, upon the unanimous recommendation of the Audit Committee of the Board of Directors, unanimously approved the retention of the firm of Crowe Chizek and Company LLC as our independent public accountants for 2004, subject to ratification by our stockholders at the 2004 annual meeting of stockholders.

During our two most recent fiscal years, or thereafter until March 9, 2004, we did not consult with Crowe Chizek and Company LLC regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on our financial statements and no written or oral advice was provided that was an important factor considered by the Audit Committee or the Board of Directors in reaching a decision as to the accounting, auditing or financial reporting issue.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

      The information required by this Item is incorporated by reference to pages 12 through 16 of the Company's Definitive Proxy Statement for its 2004 Annual Meeting of Stockholders dated March 25, 2004, as filed with the Commission on March 23, 2004 (the "Proxy Statement").

Item 10. Executive Compensation

      The information required by this Item is incorporated by reference to pages 17 through 19 of the Proxy Statement.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The information required by this Item is incorporated by reference to pages 19 through 20 of the Proxy Statement.

Item 12. Certain Relationships and Related Transactions

      The information required by this Item is incorporated by reference to pages 20 through 21 of the Proxy Statement.

Item 13. Exhibits and Reports on Form 8-K.

Exhibit No.     Title of Exhibit
-----------     ----------------

2.1             Restated Certificate of Incorporation of VSB Bancorp, Inc.*
2.2             Bylaws of VSB Bancorp, Inc.*
6.1             Employment Agreement between Merton Corn and Victory State Bank*
6.2             Victory State Bank 2000 Incentive Stock Option Plan*
6.3             Victory State Bank 2000 Directors Stock Option Plan*
6.4             Victory State Bank 1998 Incentive Stock Option Plan*
6.5             Victory State Bank 1998 Directors Stock Option Plan*
6.6             VSB Bancorp, Inc. Restated 2000 Incentive Stock Option Plan*
6.7             VSB Bancorp, Inc. Restated 2000 Directors Stock Option Plan*
6.8             VSB Bancorp, Inc. Restated 1998 Incentive Stock Option Plan*
6.9             VSB Bancorp, Inc. Restated 1998 Directors Stock Option Plan*
6.10            VSB Bancorp, Inc. 2004 Directors Stock Option Plan**
12.1 Agreement, Plan of Reorganization and Plan of Acquisition among Victory State Bank, VSB Bancorp, Inc. and Victory Interim Bank (in formation)*

16. Letter of Deloitte & Touche regarding change in certifying accountant
21.             Subsidiaries of the Registrant
23.             Consent of Independent Auditors
31.1            Rule 13A-14(a)/15D-14(a) Certification of Chief Executive
                Officer
31.2            Rule 13A-14(a)/15D-14(a) Certification of Chief Financial
                Officer
32.1            Certification by CEO pursuant to 18 U.S.C. 1350.
32.2            Certification by CFO pursuant to 18 U.S.C. 1350.

* - previously filed as exhibit to the Issuer's Registration Statement on Form 10-SB (File No. 0-50237) as filed with the Securities and Exchange Commission on April 4, 2003.

** - previously filed as an exhibit included in the Issuer's proxy statement for its 2004 Annual Meeting of Stockholders on Form Form 14A.

No reports on Form 8-K were filed during the last quarter of 2003.

Item 14. Principal Accountant Fees and Services.

The information required by this Item is incorporated by reference to pages 21 through 23 of the Proxy Statement.

                                   SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            VSB Bancorp, Inc.
                                            (Registrant)

Date: March 23, 2004

                                            By: /s/ Merton Corn
                                               ---------------------------------
                                               Merton Corn, President and
                                               Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated below.


/s/ Merton Corn                                         March 23, 2004
---------------------------------------------------     ------------------------
Merton Corn, President, Chief Executive Officer         Date
and Director


/s/ Raffaele M. Branca                                  March 23, 2004
---------------------------------------------------     ------------------------
Raffaele M. Branca, Executive Vice President,           Date
Chief Financial and Accounting Officer and Director


/s/ Joseph J. LiBassi                                   March 23, 2004
---------------------------------------------------     ------------------------
Joseph J, LiBassi, Chairman of the Board                Date

/s/ Joan Nerlino Caddell                                March 23, 2004
---------------------------------------------------     ------------------------
Joan Nerlino Caddell, Director                          Date


/s/ Robert S. Cutrona, Sr.                              March 23, 2004
---------------------------------------------------     ------------------------
Robert S. Cutrona, Sr., Director                        Date


/s/ Chaim Farkas                                        March 23, 2004
---------------------------------------------------     ------------------------
Chaim Farkas, Director                                  Date


/s/ Alfred C. Johnsen                                   March 23, 2004
---------------------------------------------------     ------------------------
Alfred C. Johnsen, Director                             Date


/s/ Carlos Perez                                        March 23, 2004
---------------------------------------------------     ------------------------
Carlos Perez, Director                                  Date


/s/ Bruno Savo                                          March 23, 2004
---------------------------------------------------     ------------------------
Bruno Savo, Director                                    Date