Form 10QSB
period 2004-03-31
VSB BANCORP INC
filed 2004-05-12
CIK 1225874

UNITED STATES
                        SECURITY AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20849

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 2004

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


The Registrant had 1,428,582 common shares outstanding as of May 4, 2004.

                              CROSS REFERENCE INDEX

                                     PART I

                                                                            Page
                                                                            ----

Item 1   Consolidated Statements of Financial Condition as
          of March 31, 2004 and December 31, 2003 (unaudited).                 4

         Consolidated Statements of Operations for the Three Months
          Ended March 31, 2004 and 2003 (unaudited).                           5

         Consolidated Statements of Changes in Stockholders' Equity
          for the Three Months Ended March 31, 2004 and the Year
          Ended December 31, 2003 (unaudited).                                 6

         Consolidated Statements of Cash Flows for the Three Months
          Ended March 31, 2004 and 2003 (unaudited).                           7

         Consolidated Average Balance Sheets for the Three Months
          Ended March 31, 2004 and 2003 (unaudited).                           8

         Notes to Consolidated Financial Statements for the Three
          Months Ended March 31, 2004 and 2003 (unaudited).              9 to 13

Item 2   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                     13 to 18

Item 3   Control and Procedures                                               19

                              PART II

Item 2   Changes in Securities                                                20

Item 4   Submission of Matters to a Vote of Security Holders            20 to 21


         Signature Page                                                       22

         Exhibit 31.1, 31.2, 32.1, 32.2                                 23 to 28

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


                                VSB Bancorp, Inc.
                 Consolidated Statements of Financial Condition
                                   (unaudited)

                                                        March 31,       December 31,
                                                          2004             2003
                                                      -------------    -------------
Assets:
 Cash and due from banks                              $  37,536,113    $  30,187,741
 Money market investments, held to maturity                 539,884          599,356
 Investment securities, available for sale               78,903,488       83,171,547
 Loans receivable                                        67,541,410       67,981,461
  Allowance for loan loss                                (1,224,893)      (1,162,776)
                                                      -------------    -------------
    Loans receivable, net                                66,316,517       66,818,685
 Bank premises and equipment, net                         2,014,634        2,132,154
 Accrued interest receivable                                560,170          588,232
 Deferred taxes                                             765,150          934,710
 Other assets                                               538,444          542,545
                                                      -------------    -------------
      Total assets                                    $ 187,174,400    $ 184,974,970
                                                      =============    =============
Liabilities and stockholders' equity:
Liabilities:
 Deposits:
    Demand and checking                               $  78,953,873    $  77,416,339
    NOW                                                  23,816,835       23,627,653
    Money market                                         23,942,246       23,709,155
    Savings                                              11,534,669       10,394,955
    Time                                                 30,204,372       32,287,215
                                                      -------------    -------------
       Total Deposits                                   168,451,995      167,435,317
 Escrow deposits                                            456,610          267,484
 Trust preferred securities                               5,000,000        5,000,000
 Accounts payable and accrued
  expenses                                                1,833,235        1,630,544
                                                      -------------    -------------
    Total liabilities                                   175,741,840      174,333,345
                                                      -------------    -------------
Stockholders' equity:
 Common stock, ($.0001 par value, 3,000,000 shares
    authorized, 1,411,982 issued and outstanding at
    March 31, 2004; 1,055,998 issued and
    outstanding at December 31, 2003)                           141              106
 Additional paid in capital                               7,080,155        7,031,499
 Retained earnings                                        4,278,856        3,779,686
 Accumulated other comprehensive income/(loss),
  net of taxes of $64,034 and ($148,001),
  respectively                                               73,408         (169,666)
                                                      -------------    -------------
    Total stockholders' equity                           11,432,560       10,641,625
                                                      -------------    -------------
    Total liabilities and stockholders'
     equity                                           $ 187,174,400    $ 184,974,970
                                                      =============    =============

                 See notes to consolidated financial statements.

                                VSB Bancorp, Inc.
                      Consolidated Statements of Operations
                                   (unaudited)

                                          Three months     Three months
                                             ended            ended
                                         March 31, 2004   March 31, 2003
                                         --------------   --------------
Interest and dividend income:
 Loans receivable                        $    1,313,740   $    1,163,683
 Investment securities                          843,624          472,600
 Other interest earning assets                   26,783           51,712
                                         --------------   --------------
     Total interest income                    2,184,147        1,687,995

Interest expense:
 NOW                                             23,782           30,646
 Money market                                    47,810           81,811
 Savings                                         13,438           14,582
 Trust preferred                                 86,363               --
 Time                                            78,112           91,291
                                         --------------   --------------
     Total interest expense                     249,505          218,330

Net interest income                           1,934,642        1,469,665
Provision for loan loss                          50,000           40,000
                                         --------------   --------------
     Net interest income
      after provision for loan loss           1,884,642        1,429,665
                                         --------------   --------------
Non-interest income:
 Loan fees                                       15,523           40,828
 Service charges on deposits                    427,690          337,049
 Net rental income/(loss)                         8,032           (4,175)
 Other income                                    22,537           10,624
                                         --------------   --------------
     Total non-interest income                  473,782          384,326
                                         --------------   --------------
Non-interest expenses:
 Salaries and benefits                          796,267          674,781
 Occupancy expenses                             231,327          250,320
 Legal expense                                   30,875           28,650
 Professional fees                               46,250           34,500
 Computer expense                                64,694           73,365
 Other expenses                                 254,403          251,948
                                         --------------   --------------
     Total non-interest expenses              1,423,816        1,313,564

       Income before income taxes               934,608          500,427
                                         --------------   --------------
Provision/(benefit) for income taxes:
 Current                                        477,913          249,401
 Deferred                                       (42,475)         (15,060)
                                         --------------   --------------
     Total provision for income taxes           435,438          234,341

              Net income                 $      499,170   $      266,086
                                         ==============   ==============
Basic income per common share            $         0.35   $         0.19
                                         ==============   ==============
Diluted net income per share             $         0.34   $         0.18
                                         ==============   ==============
Comprehesive income                      $      742,244   $       74,520
                                         ==============   ==============
Book value per common share              $         8.10   $         6.97
                                         ==============   ==============

                See notes to consolidated financial statements.

All per share data has been adjusted for the 4 for 3 stock split, payable on March 8, 2004.


                                VSB Bancorp, Inc.
           Consolidated Statements of Changes in Stockholders' Equity
       Year Ended December 31, 2003 and Three Months Ended March 31, 2004
                                   (unaudited)

                                                                                                  Accumulated
                                        Number of                    Additional                     Other           Total
                                         Common        Common         Paid-In        Retained    Comprehensive   Stockholders'
                                         Shares        Stock          Capital        Earnings    Earnings/(Loss)    Equity
                                      -----------    -----------    -----------    -----------    -----------    -----------
Balance at December 31, 2002            1,056,000    $       106    $ 7,076,486    $ 2,259,313    $   427,212    $ 9,763,117

Cost of holding company
    reorganization                             (2)                      (44,987)                                     (44,987)
Comprehensive income:
  Other comprehensive income, net:
    unrealized holding loss arising
    during the year                                                                                  (596,878)      (596,878)
  Net income                                   --             --             --      1,520,373             --      1,520,373
                                      -----------    -----------    -----------    -----------    -----------    -----------
Total comprehensive income                                                                                           923,495

Balance at December 31, 2003            1,055,998            106      7,031,499      3,779,686       (169,666)    10,641,625
                                      -----------    -----------    -----------    -----------    -----------    -----------

Exercise of stock option                    4,000                        49,024                                       49,024
4 for 3 stock split and purchase
  of fractional shares                    351,984             35           (368)                                        (333)
Comprehensive income:
  Other comprehensive income, net:
    unrealized holding gain arising
    during the year                                                                                   243,074        243,074
  Net income                                   --             --             --        499,170             --        499,170
                                      -----------    -----------    -----------    -----------    -----------    -----------
Total comprehensive income                                                                                           742,244

Balance at March 31, 2004               1,411,982    $       141    $ 7,080,155    $ 4,278,856    $    73,408    $11,432,560
                                      ===========    ===========    ===========    ===========    ===========    ===========

                See notes to consolidated financial statements.

All per share data has been adjusted for the 4 for 3 stock split, payable on March 8, 2004.


                                VSB Bancorp, Inc.
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                 Three months      Three months
                                                                     ended            ended
                                                                March 31, 2004    March 31, 2003
                                                                --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                    $      499,170    $      266,086
  Adjustments to reconcile net loss to net cash
    used in operating activities
  Depreciation and amortization                                        125,943           131,249
  Accretion of income, net of amortization of premium                  (18,812)           11,003
  Provision for loan losses                                             50,000            40,000
  Decrease in prepaid and other assets                                   4,101            76,207
  Decrease/(increase) in accrued interest receivable                    28,062            (4,613)
  Increase in deferred income taxes                                    (42,475)          (15,060)
  Increase in accrued expenses and other liabilities                   202,691            81,197
                                                                --------------    --------------
        Net cash provided by operating activities                      848,680           586,069
                                                                --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net decrease/(increase) in loan receivable                           527,499          (285,560)
  Proceeds from maturities of money market investments                 360,826                --
  Proceeds from repayment of investments securities,
    available for sale                                               4,666,649        11,020,181
  Purchases of money market investments                               (301,354)               --
  Purchase of investments securities, available for sale                    --       (23,363,797)
  Purchases of premises and equipment                                   (8,423)         (161,822)
                                                                --------------    --------------
        Net cash provided by / (used in) investing activities        5,245,197       (12,790,998)
                                                                --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                                           1,205,804        24,410,921
  Exercise stock option                                                 49,024                --
  4 for 3 stock split and the purchase of fractional shares               (333)               --
                                                                --------------    --------------
        Net cash provided by financing activities                    1,254,495        24,410,921
                                                                --------------    --------------
NET INCREASE IN CASH
  AND CASH EQUIVALENTS                                               7,348,372        12,205,992
                                                                --------------    --------------
CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                               30,187,741        26,095,803
                                                                --------------    --------------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                                 $   37,536,113    $   38,301,795
                                                                ==============    ==============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
  Cash paid during the period for:
    Interest                                                    $      331,161    $      211,819
                                                                ==============    ==============
    Taxes                                                       $      205,151    $      413,942
                                                                ==============    ==============

                See notes to consolidated financial statements.


                                VSB Bancorp, Inc.
                       Consolidated Average Balance Sheets
                                   (unaudited)

                                                        Three                                      Three
                                                     Months Ended                               Months Ended
                                                    March 31, 2004                             March 31, 2003
                                       ----------------------------------------   ----------------------------------------
                                         Average                       Yield/       Average                       Yield/
                                         Balance        Interest        Cost        Balance        Interest        Cost
                                       ------------   ------------   ----------   ------------   ------------   ----------
Assets:
Interest-earning assets:
  Loans receivable                     $ 68,325,409   $  1,313,740         7.65%  $ 64,673,558   $  1,163,683         7.30%
  Money market investments                  553,356          1,565         1.14             --             --           --
  Investment securities, AFS             81,194,597        843,624         4.18     45,594,710        472,600         4.21
  Other interest-earning assets          12,204,726         25,218         0.83     20,946,125         51,712         0.99
                                       ------------   ------------   ----------   ------------   ------------
  Total interest-earning assets         162,278,088      2,184,147         5.38    131,214,393      1,687,995         5.22

Non-interest earning assets              11,501,827                                  9,285,059
                                       ------------                               ------------
  Total assets                         $173,779,915                               $140,499,452
                                       ============                               ============

Liabilities and equity:
Interest-bearing liabilities:
  Savings accounts                     $ 10,756,272         13,438         0.50   $  7,866,248         14,582         0.75
  Time accounts                          31,734,320         78,112         0.99     21,502,664         91,291         1.72
  Money market accounts                  22,723,658         47,810         0.85     26,323,548         81,811         1.26
  NOW accounts                           22,681,478         23,782         0.42     23,376,238         30,646         0.53
  Trust preferred                         5,000,000         86,363         6.91             --             --           --
                                       ------------   ------------   ----------   ------------   ------------
  Total interest-bearing liabilities     92,895,728        249,505         1.08     79,068,698        218,330         1.12
  Checking accounts                      68,182,383                                 50,188,283
                                       ------------                               ------------
Total deposits                          161,078,111                                129,256,981
Other liabilities                         1,708,984                                  1,303,839
                                       ------------                               ------------
  Total liabilities                     162,787,095                                130,560,820
Equity                                   10,992,820                                  9,938,632
                                       ------------                               ------------
  Total liabilities and equity         $173,779,915                               $140,499,452
                                       ============                               ============
Net interest income/net
 interest rate spread                                 $  1,934,642         4.30%                 $  1,469,665         4.10%
                                                      ============   ==========                  ============   ==========
Net interest earning assets/
 net interest margin                   $ 69,382,360                        4.76%  $ 52,145,695                        4.54%
                                       ============                  ==========   ============                  ==========

Ratio of interest-earning assets to
 interest-bearing liabilities                  1.75x                                      1.66x
                                       ============                               ============

                See notes to consolidated financial statements.

VSB Bancorp, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE months ENDED
March 31, 2004 and 2003 (Unaudited)
--------------------------------------------------------------------------------

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

     Principles of Consolidation - The consolidated financial statements of the Company include the accounts of the Company, including its subsidiaries, Victory State Bank (the "Bank") and VSB Capital Trust I (the "Trust"). All significant inter-company accounts and transactions between the Company and Bank or the Trust have been eliminated in consolidation. All adjustments consisting of normal recurring accruals, which in the opinion of management are necessary for fair presentation of the consolidated financial statements, have been included.

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

     Cash and Cash Equivalents - Cash and cash equivalents include cash on hand and cash due from banks (including cash items in process of clearing). Regulation D of the Board of Governors of the Federal Reserve System requires that Victory State Bank maintain non-interest-bearing deposits or cash on hand as reserves against its demand deposits. The amount of reserves which Victory State Bank is required to maintain depends upon its level of transaction accounts. During the fourteen day period from March 18, 2004 through March 31, 2004, Victory State Bank was required to maintain reserves, after deducting vault cash, of $4,086,000. Reserves are required to be maintained on a fourteen day basis, so, from time to time, Victory State Bank may use available cash reserves on a day to day basis, so long as the fourteen day average reserves satisfy Regulation D requirements. Due to increases in the volume of transaction accounts, Victory State Bank is now required to report transaction account levels to the Federal Reserve on a weekly basis.

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

     The Company has a policy that all loans 90 days past due are placed on non-accrual status. It is the Company's policy to cease the accrual of interest on loans to borrowers past due less than 90 days where a probable loss is estimated and to reverse out of income all interest that is due. We apply payments received on non-accrual loans to the outstanding principal balance due. On a limited basis, we may apply a payment to interest on a non-accrual loan if there is no impairment of principal and no estimatible loss on this asset. We continue to accrue interest on construction loans that are 90 days past contractual maturity date if the loan is expected to be paid in full in the next 60 days and all interest is paid up to date.

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

     Long-Lived Assets - We periodically evaluate the recoverability of long-lived assets, such as premises and equipment, to ensure the carrying value has not been impaired. In performing the review for recoverability, we would estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows is less than the carrying amount, an impairment will be recognized. We report these assets at the lower of the carrying value or fair value, less the cost to sell.

     Trust Preferred Securities - In August of 2003, we formed VSB Capital Trust I (the "Trust"). The Trust is a statutory business trust organized under Delaware law and we own all of its common securities. The Trust issued $5.0 million of Trust Preferred Capital Securities to an independent investor and $155,000 of common securities to us. We issued a $5.16 million subordinated debenture to the Trust. The subordinated debenture is the sole asset of the Trust. The subordinated debenture and the Trust Preferred Capital Securities pay interest and dividends, respectively, on a quarterly basis, at a rate of 6.909%. They mature thirty years after the issuance of the securities and are non-callable for five years. After the first five years, the Trust Preferred Securities may be called by the Company at any quarterly interest payment date at par and the rate of interest then fluctuates quarterly based upon 300 basis points over the 90 day LIBOR rate.

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

     Commitments and Off Balance Sheet Instruments - In the ordinary course of business, we have entered into off-balance sheet financial instruments, primarily consisting of commitments to extend credit.

     Basic and Diluted Net Income Per Common Share - Basic net income per share of common stock is based on 1,411,982 shares, the weighted average number of shares of common stock outstanding. Diluted net income per share of common stock is based on 1,486,803 shares, the weighted average number of shares of common stock and common stock equivalents outstanding for the three months ended March 31, 2004, and is calculated using the treasury method. The weighted average number of common stock equivalents excluded in calculating diluted net income per common share due to the anti-dilutive effect is 52,444 for the three months ended March 31, 2004. Common stock equivalents were calculated using the treasury stock method.

     The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for the three month period ended March 31, 2004 and 2003.

                                                      Three Months Ended
                                                          March 31,
                                                 ---------------------------
                                                     2004           2003
                                                 ------------   ------------
Basic earnings per share
Net income as reported                           $    499,170   $    266,086
Weighted average common
  shares outstanding                                1,411,982      1,408,000
                                                 ------------   ------------

      Basic earnings per share                   $       0.35   $       0.19
                                                 ============   ============
Earnings per share assuming dilution
Net income available to common
shareholders                                     $    499,170   $    266,086
                                                 ============   ============
Weighted average common
  shares outstanding                                1,411,982      1,408,000
Add dilutive effect of:
    Stock options                                      74,821         53,960
                                                 ------------   ------------
Weighted average common and dilutive
    potential common shares outstanding             1,486,803      1,461,960
                                                 ------------   ------------

    Diluted earnings per share                   $       0.34   $       0.18
                                                 ============   ============

All per share data has been adjusted for the 4 for 3 stock split, payable on March 8, 2004.

     Stock Based Compensation - At March 31, 2004, we had stock-based employee compensation plans. We account for these plans under APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation expense has been reflected in net income for stock options as all rights and options to purchase stock granted under these plans have an exercise price equal to the market value of the underlying stock on the date of grant.

     The following table illustrates the effect on net income and earnings per share if expense was measured using fair value recognition of FASB Statement No. 123, Accounting for Stock-Based Compensation.

                                                      Three Months Ended
                                                          March 31,
                                                 ---------------------------
                                                     2004           2003
                                                 ------------   ------------

Net income as reported                           $    499,170   $    266,086
Deduct: Stock-based compensation expense
  determined under the fair value based method        (10,966)        (5,167)
                                                 ------------   ------------

Pro forma net income                                  488,204        260,919

Basic earnings per share as reported             $       0.35   $       0.19
Pro forma basic earnings per share               $       0.35   $       0.19

Diluted earnings per share as reported           $       0.34   $       0.18
Pro forma diluted earnings per share             $       0.33   $       0.18

All per share data has been adjusted for the 4 for 3 stock split, payable on March 8, 2004 .

Recently-Issued Accounting Standards - In March 2004, the Sec issued Staff Accounting Bulletin (SAB) No. 105 "Application of Accounting Principles to Loan Commitments". This SAB related to Financial Accounting Standards Board (FASB) Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" for valuing loan commitments, considered to be derivatives, on mortgage loans that will be sold. This SB is effective for commitments entered into after April 1, 2004. The adoption of SAB No. 105 will not have a material impact on the financial position or results of operation.

Management continuously monitors emerging issues and accounting bulletins, some of which could potentially impact the Company's financial statements.

Item 2

Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

     Our total assets were $187,174,400 at March 31, 2004, an increase of $2,199,430, or 1.2%, since December 31, 2003. The increase resulted from the investment of funds which were available to us as the result of an increase in deposits. The deposit increase was caused generally by our efforts to grow our franchise and specifically by the deposit increases at our branch offices. Our investment of these funds generated the following increase in assets.

     o   A $7,348,372 increase in cash and due from banks.

The net increase in assets was partially offset by the following decreases in assets:

     o   A $4,268,059 decrease in investment securities available for sale.
     o   A $502,168 decrease in net loans receivable.

In addition, we also experienced decreases in other asset categories due to normal fluctuations in operations.

     Our deposits were $168,908,605 at March 31, 2004, an increase of $1,205,804, or 0.7%, from December 31, 2003, which provided most of the funds used for the increase in assets. Substantially all of the increase in deposits was due to a $1,537,534 increase in non-interest demand deposits.

     In August of 2003, we formed VSB Capital Trust I (the "Trust"). The Trust is a statutory business trust organized under Delaware law and its common securities are wholly owned by the Company. The Trust issued $5.0 million of Trust Preferred Capital Securities to an independent investor and $155,000 of common securities to the Company. The Company issued a subordinated debenture aggregating $5.16 million to the Trust. The subordinated debenture is the sole asset of the Trust. The subordinated debenture and the Trust Preferred Capital Securities pay interest and dividends, respectively, on a quarterly basis, at a rate of 6.909%. They mature thirty years after the issuance of the securities and are non-callable for five years. After the first five years, the Trust Preferred Securities may be called by the Company at any quarterly interest payment date at par and the interest rate fluctuates quarterly based upon 300 basis points over the 90 day LIBOR rate. The holders of the Trust Preferred Securities do not have mandatory redemption rights except in the event of default or other specified conditions. Dividends on the Trust Preferred Capital Securities are recorded as interest expense. Costs associated with the issuance of the securities totaling $142,500 were capitalized and are being amortized over five years, the estimated life of the securities. VSB Capital Trust I is consolidated with VSB Bancorp, Inc. under the principles of consolidation, whereby the subordinated debt and inter-company payables and receivables are eliminated, leaving the trust preferred securities and the associated interest payable as liabilities of the Bancorp offset by the cash received from the issuance of the trust preferred securities.

     On August 28, 2003, VSB Bancorp, Inc. received the net proceeds of $4.86 million from the $5 million trust preferred securities that it issued. The Bancorp can include up to 25% of its total capital base as Tier 1 capital from the $5 million trust preferred issue.

     We opened for business in November 1997 and management has worked throughout the past six years to grow our franchise. From one office in 1997, we now have four offices. From no deposits, no loans and less than $7.0 million of assets on the day we opened for business in 1997, we have grown to total assets of $187.2 million, total deposits of $168.9 million and capital of $11.4 million by March 31, 2004.

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

     A continuation of adverse general economic conditions could make it difficult for us to execute our growth plans. Furthermore, regulatory capital requirements could have a negative effect on our ability to grow if growth outpaces our ability to support that growth with increased capital. We increased our capital through an offering of trust preferred securities at the holding company level by VSB Bancorp in the third quarter of 2003. We contributed substantially all of the proceeds of the offering to our subsidiary, Victory State Bank, thus increasing its capital and allowing us to satisfy regulatory capital requirements applicable to both the bank and the bank holding company while we continue to grow. However, trust preferred securities cause us to incur an interest expense at the holding company level.

     Total stockholders' equity was $11,432,560 at March 31, 2004, an increase of $790,935 during the first three months. The increase reflected net income of $499,170 for the three months and an increase of $243,074 in other comprehensive income due to an increase in the unrealized gain in securities available for sale during the first three months of 2004 and a net increase of $48,656 in additional paid in capital due to the exercise of options to purchase 4,000 shares of common stock. VSB Bancorp, Inc. satisfied all capital ratio requirements of the Federal Reserve at March 31, 2004, with a Tier I Leverage Capital Ratio of 8.72%, a ratio of Tier I Capital to Risk-Weighted Assets Ratio of 16.53%, and a Total Capital to Risk-Weighted Assets Ratio of 19.11%.

Results of Operations for the Quarters Ended March 31, 2004 and March 31, 2003

     General. We had net income of $499,170 for the quarter ended March 31, 2004, compared to net income of $266,086 for the comparable quarter in 2003. The principal categories which make up the 2004 net income are:

     o   Interest income of $2,184,147
     o   Reduced by interest expense of $249,505
     o   Reduced by the provision for loan losses of $50,000
     o   Increased by non-interest income of $473,782
     o   Reduced by non-interest expense of $1,423,816
     o   Reduced by $435,438 in income tax expense.

     We discuss each of these categories individually and the reasons for the differences between the quarter ended March 31, 2004 and the comparable quarter in 2003 in the following paragraphs. The over-riding factor affecting the changes in our operating results in all these categories is our continued implementation of our growth strategy as we discussed above. Opening new branches, as we did in December 2002, initially has a dampening effect on net income because we must begin incurring the staffing and occupancy expense of a new branch before we generate funds from that branch for investment. However, we expect that the longer term consequences of branch expansion will be positive, as deposits and loans are gradually generated by new branches and then invested in interest earning assets.

     Interest Income. Interest income was $2,184,147 for the quarter ended March 31, 2004, compared to $1,687,995 for the quarter ended March 31, 2003, an increase of $496,152, or 29.4%. The principal reason for the increase was a $35,599,887 increase in the average balance of investment securities, as we shifted some of our overnight and similar investments into investment securities to improve yields. We also invested new deposits and the proceeds of the trust preferred securities offering in investment securities, pending planned redeployment in loans as, when and if appropriate opportunities are available. This generated a $371,024 increase in interest earned on investment securities.

     We increased the average balance of our loans by 5.6% from $64,673,558 during the 2003 quarter to $68,325,409 during the 2004 quarter, which was the principal reason for a $150,057 increase in interest income from loans. A portion of the increase also resulted from a shift in our lending strategy to require minimum rates on a larger portion of our prime-based loan portfolio. We also received $18,550 of interest during the quarter on account of a prior period for loans that had been designated as non-accrual. In contrast, during the first quarter of 2003, reported interest was reduced by $22,000 because we designated a number of loans as non-accrual and reversed interest income that we had accrued but not received. Finally, we had a $24,929 decrease in income from overnight funds and other interest earning assets as we redeployed funds invested in those categories into investment securities to improve yields.

     Interest Expense. Interest expense was $249,505 for the quarter ended March 31, 2004, compared to $218,330 for the quarter ended March 31, 2003, an increase of 14.3%. The increase was the direct result of $86,363 of interest on trust preferred securities and was partially offset by the lower rates paid on principal interest bearing deposit categories - savings, time deposit, money market and NOW accounts - as the lower interest rate environment offset the growth of our deposit base. Our average cost of funds declined from 1.12% to 1.08% between the periods, and our average cost of interest-bearing deposits (excluding the cost of the trust preferred securities) declined from 1.12 % to ..75%. Furthermore, we continued to increase the volume of non-interest checking accounts, a zero cost funding source, which represented 57% of the growth in average total deposits. This increase was a direct result of our efforts to increase low cost funding sources.

     Net Interest Income Before Provision for Loan Losses. Net interest income before the provision for loan losses was $1,934,642 for the quarter ended March 31, 2004, an increase of $464,977, or 31.6% over the $1,469,665 we had in the comparable 2003 quarter. The increase was driven primarily by the increase in the volume of interest-earning assets. We have continued to implement our growth strategy which resulted in an increase of $31,063,695 in interest earning assets, most of which increase was invested in investment securities. Our interest rate spread improved from the 2003 to the 2004 quarter, principally for the following reasons:

     o lower market interest rates allowed us to decrease our cost of deposits, thereby offsetting the increase in our average costs due to the higher expense of the trust preferred securities;
     o we were more aggressive in imposing minimum interest rate floors on our new loan originations to combat the effects of the low prime interest rate;
     o we shifted investments from overnight type investments to investment securities with higher yields while also using new funds to increase the volume of investment securities; and
     o as discussed above, we received interest during the 2004 quarter on a non-accruing loan that was paid for a prior period and we had the reverse situation in the 2003 quarter due to designating loans as non-accrual.

     Loans are our highest yielding asset category, and due to interest rate floors on many of our prime-based loans, our loan yields have been relatively constant in recent quarters. In contrast, the average yield on other (non-loan) interest earning assets was approximately 3.73% during the 2004 quarter, compared to approximately 3.17% during the 2003 quarter. This improvement resulted from our strategy to reduce overnight and similar investments in favor of investment securities with higher yields. The average level of investment securities represented 86.4% of non-loan earning assets in the 2004 quarter compared to 68.5% in the 2003 quarter. The growth in the loan portfolio was slower than the growth in the investment securities portfolio due to competitive pressures for loans in our marketplace.

     Most of our loans have interest rates that are based upon the fluctuating prime rate, which was 4.00% through the first quarter of 2004 as compared to 4.25% in the first quarter of 2003. Despite the prime rate decline, the effect of that decline on our yields was moderated because many of our prime-based loans have interest rate floors. The loans, which are most commonly made at interest rates from 100 to 150 basis points above the prime rate, have interest rate floors that are usually at 7.00%, so the decline in the prim rate from 4.25% to 4.00% did not result in a reduction in our yield on those loans. However, we note that as the prime rate increases, the rate of interest on these loans will not increase until the prime rate reaches from 5.50% to 6.00%, while our cost of funds can be expected to increase as market interest rates begin to rise. The yield on our non-loan investments decreased from the 2003 quarter to the 2004 quarter because declining market rates drove down the yields we could earn on those investments, but the decrease was tempered by our shifting of the mix of investments towards higher yielding investment securities and away from lower yielding other interest earning assets.

     Provision for Loan Losses. The provision for loan losses was $50,000 for the quarter ended March 31, 2004, compared to $40,000 for the quarter ended March 31, 2003. The increase in the provision was primarily due to a moderate increase in the rate of delinquencies in the loan portfolio. The provision for loan losses in any period depends upon the amount necessary to bring the allowance for loan losses to the level management believes is adequate, after taking into account charge offs and recoveries. Our allowance for loan losses is based on management's evaluation of the risks inherent in our loan portfolio and the general economy. Management periodically evaluates both broad categories of performing loans and problem loans individually to assess the appropriate level of the allowance.

     Although management uses available information to assess the adequacy of the allowance on a quarterly basis in consultation with outside advisors and the board of directors, changes in national or local economic conditions, the circumstances of individual borrowers, or other factors, may change, increasing the level of problem loans and requiring an increase in the level of the allowance. The allowance for loan losses represented 1.81% of total loans at March 31, 2004, but there can be no assurance that a higher level, or a higher provision for loan losses, will not be necessary in the future.

     Non-interest Income. Non-interest income was $473,782 for the three months ended March 31, 2004, compared to $384,326 during the same period last year. The $89,456, or 23.3%, increase in non-interest income was a direct result of a $90,641 increase in service charges on deposits, more specifically because of the increase in the deposit base and the associated increase in aggregate overdraft fees charged to customers.

     Non-interest Expense. Non-interest expense was $1,423,816 for the quarter ended March 31, 2004, compared to $1,313,564 for the quarter ended March 31, 2003. Of the $110,252 increase, the principal causes were:

     o $121,486 in higher salary and benefits costs due to normal salary increase, a slight increase in staffing to support growth and higher benefit costs. We had 50 full time equivalent employees at March 31, 2004 compared to 49 at March 31, 2003.
     o   $11,750 in higher professional fees.
     o $18,993 decrease in occupancy expenses and an $8,671 decrease in computer expenses due to the retirement of certain depreciable assets.

     Income Tax Expense. Income tax expense was $435,438 for the quarter ended March 31, 2004, compared to income tax expense of $234,341 for the quarter ended March 31, 2003, due to the $434,181 increase of income before income taxes in the 2004 quarter. Our effective tax rate remained the same for the quarter ended March 31, 2004 and 2003 at 46.6%.

Liquidity and Capital Resources

     Our primary sources of funds are increases in deposits and proceeds from the repayment of investment securities. We use these funds principally to purchase new investment securities and to fund increases in our loan portfolio.

     During the three months ended March 31, 2004, we had a net increase in deposits of $1,205,804 and proceeds from repayment of investment securities totaled $4,666,649. The increase in deposits is primarily attributable to deposit increases at our newest branch office. In the first three months of 2004, our loan portfolio remained substantially the same as new loan originations were offset by the repayment of construction loans. The increase in funds available for investment was used primarily to increase cash and cash equivalents.

     In contrast, during the comparable period of 2003, deposits increased by $24,410,921 and proceeds from the repayment of investment securities totaled $11,020,181. We used those funds to finance a $285,560 increase in our loan portfolio and to purchase $23,363,797 of investment securities and money market investments.

     In August 2003, we completed an issuance of $5.0 million of trust preferred securities. The trust preferred securities were issued by a special purpose business trust, VSB Capital Trust I, owned by the Company and sold to an independent investor. The securities have a maturity of 30 years and the holders are entitled to receive cumulative cash distributions at rate of 6.909% per annum. In general, the securities will be callable by the Company after five years.

     The principal reason that we entered into the trust preferred securities transaction was to increase regulatory capital to support growth. Although the proceeds of the trust preferred securities do not constitute capital under GAAP, the Board of Governors of the Federal Reserve System permits a bank holding company to include such proceeds as capital when determining satisfaction of regulatory capital ratios, up to 25% of total capital. The Company contributed $4.2 million of the proceeds of the trust preferred securities to Victory State Bank as additional capital in order to increase the bank's capital ratios and allow for future growth. Victory State Bank satisfied all capital ratio requirements of the Federal Deposit Insurance Corporation, at March 31, 2004, with a Tier I Leverage Capital Ratio of 9.07%, a ratio of Tier I Capital to Risk-Weighted Assets Ratio of 17.18%, and a Total Capital to Risk-Weighted Assets Ratio of 18.43%.

     In both the first three months of 2004 and 2003, funds available to us exceeded the amount of investments we chose to make, so we experienced a $7,348,372 increase in cash and cash equivalents in the first three months of 2004 pending reinvestment in loans and investment securities and a $12,205,992 increase in cash and cash equivalents during the first three months of 2003. Total cash and cash equivalents at March 31, 2004 were $37,536,113. One of the important tasks facing management in upcoming periods is to seek to satisfactorily deploy this level of cash and cash equivalents, as well as a portion of our investment securities, into higher yielding interest-earning assets such as loans.

The following table sets forth our contractual obligations and commitments for future lease payments, time deposit maturities and loan commitments.


Contractual Obligations and Commitments at March 31, 2004

Contractual Obligations                                                Payment due by Period
                                            ------------------------------------------------------------------------
                                             Less than     One to three   Four to five       After     Total Amounts
                                             One Year          years          years       five years     committed
                                            ------------   ------------   ------------   ------------   ------------
Minimum annual rental  payments under
  non-cancelable operating leases           $    330,843   $    641,093   $    438,968   $  1,565,905   $  2,976,809
Remaining contractual maturities of time
  deposits                                    27,397,648      1,721,826      1,084,898             --     30,204,372
                                            ------------   ------------   ------------   ------------   ------------
 Total contractual cash obligations         $ 27,728,491   $  2,362,919   $  1,523,866   $  1,565,905   $ 33,181,181
                                            ============   ============   ============   ============   ============


Other commitments                                         Amount of commitment Expiration by Period
                                            ------------------------------------------------------------------------
                                             Less than     One to three   Four to five       After     Total Amounts
                                             One Year          years          years       five years     committed
                                            ------------   ------------   ------------   ------------   ------------
Loan commitments                            $ 18,510,149   $  9,021,393   $      7,500   $         --   $ 27,539,042
                                            ============   ============   ============   ============   ============


     Our loan commitments shown in the above table represent both commitments to make new loans and obligations to make additional advances on existing loans, such as construction loans in process and lines of credit. Substantially all of these commitments involve loans with fluctuating interest rates, so the outstanding commitments do not expose us to interest rate risks upon fluctuations in market rates. We consider the amount of outstanding commitments when assessing the adequacy of our allowance for loan losses.

Critical Accounting Policies and Judgments

     The Company's consolidated financial statements are prepared based on the application of certain accounting policies, the most significant of which are described in Note 2 "Summary of Significant Accounting Policies" in the Notes to the Consolidated Financial Statements and in the "Management's Discussion and Analysis of Financial Condition and Results of Operations: Impact of New Accounting Pronouncements" in the Company's Form 10-KSB as filed on March 24, 2004. Certain of these policies require numerous estimates and strategic or economic assumptions that may prove inaccurate or subject to variations and may significantly affect the Company's reported results and financial position for the period or future periods. The use of estimates, assumptions, and judgments are necessary when financial assets and liabilities are required to be recorded at, or adjusted to reflect, fair value. The Company's assets and liabilities that are carried at fair value inherently result in more financial statement volatility. Fair values and the information used to record valuation adjustments for certain assets and liabilities are based on either quoted market prices or provided by other independent third-party sources, when available. When such information is not available, the Company's management estimates valuation adjustments primarily by using internal cash flow and other financial modeling techniques. Changes in underlying factors, assumptions, or estimates in any of these areas could have a material impact on the Company's future financial condition and results of operations. We consider the allowance for loan losses to be a critical accounting policy.

     Allowance for loan losses - The Company's Allowance for Loan Losses is established through a provision for loan losses based on management's evaluation of the risks inherent in its loan portfolio and the general economy. Such evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers among other matters, the estimated net realizable value of the underlying collateral, economic conditions, any historical loan loss experience and other factors that warrant recognition in providing for an adequate loan loss allowance. The Company identifies and evaluates the following pools or similar loan categories when evaluating the Allowance for Loan Losses: Commercial Loans - Secured and Unsecured; Real Estate Loans - Commercial and One-to-four family; Construction Loans - Commercial and One-to-four family and Other Loans - Consumer and Other Loans.

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

Item 3 - Controls and Procedures

     Evaluation of Disclosure Controls and Procedures: As of March 31, 2004, we undertook an evaluation of our disclosure controls and procedures under the supervision and with the participation of Merton Corn, our President and CEO, and Raffaele Branca, our Executive Vice President and CFO. Disclosure controls are the systems and procedures we use that are designed to ensure that information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934 (such as annual reports on Form 10-KSB and quarterly periodic reports on Form 10-QSB) is recorded, processed, summarized and reported, in a manner which will allow senior management to make timely decisions on the public disclosure of that information. Messrs. Corn and Branca concluded that our current disclosure controls and procedures are effective in ensuring that such information is (i) collected and communicated to senior management in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Since our last evaluation of our disclosure controls, we have not made any significant changes in, or corrective actions taken regarding, either our internal controls or other factors that could significantly affect those controls.

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

Part II

Item 2 - Changes in Securities

     During the period covered by this report, the Board of Directors approved a 4 for 3 stock split in the form of a 33 1/3 stock dividend, which was paid on March 8, 2004 to shareholders of record at the close of business on February 17, 2004. Shareholders received one additional share of VSB Bancorp, Inc. stock for every three shares held, and cash in lieu of fractional shares at the rate of $21.75 per whole share, the average of the high and low trading price on the record date, as adjusted for the split. We settled 15.33 shares of VSB Bancorp, Inc. common stock for cash as a result of the 4 for 3 stock split.


Item 4 - Submission of Matters to a Vote of Security Holders

     No matters were submitted to security holders for a vote during the period from January 1, 2004 through March 31, 2004. VSB Bancorp, Inc. held its first
Annual Meeting of Stockholders on April 27, 2004 at its principal office, 3155
Amboy Road, Staten Island, New York 10306, at 5:00 P.M. At that meeting,
1,243,003 shares of the capital stock of the Company were represented in person or by proxy, being 88.0% of all outstanding shares of the capital stock of the Company, with a quorum being present. The Annual Meeting was held for the purpose of voting on four proposals, with the results of the voting as follows:

     1. The approval of an employee stockownership plan and the sale of 74,320 shares of VSB Bancorp, Inc. common stock to the plan out of authorized but unissued shares:

                 Percentage of                   Percentage of                    Percentage of
    Votes           shares          Votes           shares           Votes           shares           Broker
     For            voted          Against          voted          Abstained         voted           Non-Votes
  ---------     -------------     ---------     -------------     -----------     -------------     -----------
   820,300          91.0%           11,331           1.3%           70,000            7.7%            341,372

     2. The approval of a 2004 Directors Stock Option Plan allowing for the grant of options to acquire 55,000 shares of our stock and the grant of options to purchase 5,000 shares to each of our nine directors:

                 Percentage of                   Percentage of                    Percentage of
    Votes           shares          Votes           shares           Votes           shares           Broker
     For            voted          Against          voted          Abstained         voted           Non-Votes
  ---------     -------------     ---------     -------------     -----------     -------------     -----------
   800,212          88.7%           57,583           6.4%           43,836            4.9%            341,372

     3. The election of five directors, including three for three-year terms and two for two-year terms: Percentage of Percentage of

     Director                  Votes         shares        Votes        shares
     Elected                    For           voted       Withheld       voted
------------------------    ------------    ---------    ----------    ---------

Three Year Terms:
------------------------
Joseph J. LiBassi             1,221,404       98.3%        21,599         1.7%
Merton Corn                   1,221,404       98.3%        21,599         1.7%
Joan Nerlino Caddell          1,221,404       98.3%        21,599         1.7%

Two Year Terms:
------------------------
Alfred C. Johnsen             1,221,404       98.3%        21,599         1.7%
Bruno Savo                    1,221,404       98.3%        21,599         1.7%

No other persons received any votes.

The following directors continued as directors of the Company: Raffaele M. Branca, Robert S. Cutrona Sr., Chaim Farkas and Carlos Perez MD.


     4. The ratification of the appointment of Crowe Chizek and Company LLC as our independent public accountants for the fiscal year ending December
         31, 2004

                 Percentage of                   Percentage of                    Percentage of
    Votes           shares          Votes           shares           Votes            shares
     For            voted          Against          voted          Abstained          voted
  ---------     -------------     ---------     -------------     -----------     -------------
  1,220,004         98.2%           2,599            0.2%            20,400           1.6%

Signature Page

     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       VSB Bancorp, Inc.


     Date: May 11, 2004                /s/ MERTON CORN
                                       -----------------------------------------
                                       Merton Corn
                                       President and Chief Executive Officer


     Date: May 11, 2004                /s/ RAFFAELE M. BRANCA
                                       -----------------------------------------
                                       Raffaele M. Branca
                                       Executive Vice President and
                                       Chief Financial Officer


                                  EXHIBIT INDEX

Exhibit
Number        Description of Exhibit
------        ----------------------
31.1          Rule 13A-14(a)/15D-14(a) Certification of Chief Executive Officer
31.2          Rule 13A-14(a)/15D-14(a) Certification of Chief Financial Officer
32.1          Certification by CEO pursuant to 18 U.S.C. 1350.
32.2          Certification by CFO pursuant to 18 U.S.C. 1350.