Form 10QSB
period 2004-06-30
VSB BANCORP INC
filed 2004-08-10
CIK 1225874

UNITED STATES
                        SECURITY AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20849

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                       FOR THE QUARTER ENDED JUNE 30, 2004


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



The Registrant had 1,504,462 common shares outstanding as of August 5, 2004.

                              CROSS REFERENCE INDEX

                                     PART I
                                                                        Page
                                                                        ----
Item 1     Consolidated Statements of Financial Condition as of
           June 30, 2004 and December 31, 2003 (unaudited).              4
           Consolidated Statements of Operations for the Three
               and Six Months Ended June 30, 2004 and 2003
               (unaudited).                                              5
           Consolidated Statements of Changes in Stockholders'
               Equity for the Six Months Ended June 30, 2004 and the
               Year Ended December 31, 2003 (unaudited).                 6
           Consolidated Statements of Cash Flows for the Three and
               Six Months Ended June 30, 2004 and 2003 (unaudited).      7
           Consolidated Average Balance Sheets for the Three and
               Six Months Ended June 30, 2004 and 2003 (unaudited).      8
           Notes to Consolidated Financial Statements for the Three
               and Six Months Ended June 30, 2004 and 2003 (unaudited).  9 to 13
Item 2     Management's Discussion and Analysis of Financial
               Condition and Results of Operations                      13 to 23
Item 3     Control and Procedures                                       23

                                   PART II

Item 2     Changes in Securities                                        23


           Signature Page                                               24

           Exhibit 31.1, 31.2, 32.1, 32.2                               25 to 30

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

                                VSB Bancorp, Inc.
                 Consolidated Statements of Financial Condition
                                   (unaudited)

                                                        June 30,        December 31,
                                                          2004              2003
                                                      -------------    -------------
Assets:
 Cash and due from banks                              $  38,314,729    $  30,187,741
 Money market investments, held to maturity                 613,173          599,356
 Investment securities, available for sale               94,475,381       83,171,547
 Loans receivable                                        71,101,485       67,981,461
  Allowance for loan loss                                (1,210,005)      (1,162,776)
                                                      -------------    -------------
    Loans receivable, net                                69,891,480       66,818,685
 Bank premises and equipment, net                         1,931,053        2,132,154
 Accrued interest receivable                                595,144          588,232
 Deferred taxes                                           2,117,617          934,710
 Other assets                                               626,672          542,545
                                                      -------------    -------------
      Total assets                                    $ 208,565,249    $ 184,974,970
                                                      =============    =============

Liabilities and stockholders' equity:
Liabilities:
 Deposits:
    Demand and checking                               $  87,217,521    $  77,416,339
    NOW                                                  27,367,217       23,627,653
    Money market                                         23,482,798       23,709,155
    Savings                                              13,154,148       10,394,955
    Time                                                 38,882,201       32,287,215
                                                      -------------    -------------
       Total Deposits                                   190,103,885      167,435,317
 Escrow deposits                                            288,609          267,484
 Trust preferred securities                               5,000,000        5,000,000
 Accounts payable and accrued
  expenses                                                2,551,663        1,630,544
                                                      -------------    -------------
     Total liabilities                                  197,944,157      174,333,345
                                                      -------------    -------------

Stockholders' equity:
 Common stock, ($.0001 par value, 3,000,000 shares
    authorized, 1,503,462 issued and outstanding at
    June 30, 2004; 1,055,998 issued and
    outstanding at December 31, 2003)                           150              106
 Additional paid in capital                               8,890,099        7,031,499
 Retained earnings                                        4,768,164        3,779,686
 Unallocated ESOP Shares                                 (1,662,600)              --
 Accumulated other comprehensive loss,
   net of taxes of $1,199,181 and $148,001,
   respectively                                          (1,374,721)        (169,666)
                                                      -------------    -------------

    Total stockholders' equity                           10,621,092       10,641,625
                                                      -------------    -------------

     Total liabilities and stockholders'
        equity                                        $ 208,565,249    $ 184,974,970
                                                      =============    =============

See notes to consolidated financial statements.

                                VSB Bancorp, Inc.
                      Consolidated Statements of Operations
                                   (unaudited)

                                        Three months     Three months      Six months       Six months
                                            ended            ended            ended            ended
                                        June 30, 2004    June 30, 2003    June 30, 2004    June 30, 2003
                                        -------------    -------------    -------------    -------------
Interest and dividend income:
 Loans receivable                       $   1,303,760    $   1,253,241    $   2,617,500    $   2,416,924
 Investment securities                        897,354          498,444        1,740,978          971,044
 Other interest earning assets                 45,862           69,780           72,645          121,492
                                        -------------    -------------    -------------    -------------
     Total interest income                  2,246,976        1,821,465        4,431,123        3,509,460

Interest expense:
 NOW                                           26,892           35,396           50,674           66,042
 Money market                                  52,142           69,716           99,952          151,527
 Savings                                       14,742           16,840           28,180           31,422
 Trust preferred                               86,362           88,655          172,725               --
 Time                                          81,882               --          159,994          179,946
                                        -------------    -------------    -------------    -------------
     Total interest expense                   262,020          210,607          511,525          428,937

Net interest income                         1,984,956        1,610,858        3,919,598        3,080,523
Provision for loan loss                        50,000           30,000          100,000           70,000
                                        -------------    -------------    -------------    -------------
    Net interest income
       after provision for loan loss        1,934,956        1,580,858        3,819,598        3,010,523
                                        -------------    -------------    -------------    -------------

Non-interest income:
 Loan fees                                     18,674           23,481           34,197           64,309
 Service charges on deposits                  407,976          318,883          835,666          655,932
 Net rental income                             11,762           13,138           19,794            8,963
 Other income                                  14,741           19,603           37,278           30,227
                                        -------------    -------------    -------------    -------------
     Total non-interest income                453,153          375,105          926,935          759,431
                                        -------------    -------------    -------------    -------------

Non-interest expenses:
 Salaries and benefits                        834,101          681,783        1,630,368        1,356,564
 Occupancy expenses                           228,150          235,003          459,477          485,323
 Legal expense                                 53,423           25,028           84,298           53,678
 Professional fees                             49,527           41,525           95,777           76,025
 Computer expense                              70,532           69,333          135,226          142,698
 Other expenses                               236,103          245,551          490,506          497,499
                                        -------------    -------------    -------------    -------------
     Total non-interest expenses            1,471,836        1,298,223        2,895,652        2,611,787

       Income before income taxes             916,273          657,740        1,850,881        1,158,167
                                        -------------    -------------    -------------    -------------

Provision/(benefit) for income taxes:
 Current                                      516,217          323,599          994,130          573,000
 Deferred                                     (89,252)         (18,309)        (131,727)         (33,369)
                                        -------------    -------------    -------------    -------------
     Total provision for income taxes         426,965          305,290          862,403          539,631

              Net income                $     489,308    $     352,450    $     988,478    $     618,536
                                        =============    =============    =============    =============

Basic income per common share           $        0.34    $        0.25    $        0.70    $        0.44
                                        =============    =============    =============    =============

Diluted net income per share            $        0.33    $        0.24    $        0.67    $        0.42
                                        =============    =============    =============    =============

Comprehensive income/(loss)             $    (958,821)   $     310,453    $    (216,577)   $     384,973
                                        =============    =============    =============    =============

Book value per common share             $        7.06    $        7.18    $        7.06    $        7.18
                                        =============    =============    =============    =============

See notes to consolidated financial statements.

All per share data has been adjusted for the 4 for 3 stock split, payable on March 8, 2004.

                                VSB Bancorp, Inc.
           Consolidated Statements of Changes in Stockholders' Equity
         Year Ended December 31, 2003 and Six Months Ended June 30, 2004
                                   (unaudited)

                                                                                                                       Accumulated
                                 Number of                   Additional                  Unallocated        Other         Total
                                  Common         Common       Paid-In        Retained        ESOP       Comprehensive  Stockholders'
                                  Shares         Stock        Capital        Earnings       Shares      Income/(Loss)     Equity
                               ------------   ------------  ------------   ------------  ------------   ------------   ------------
 Balance at December 31, 2002     1,056,000   $        106  $  7,076,486   $  2,259,313  $         --   $    427,212   $  9,763,117


Cost of holding company
    reorganization                       (2)                     (44,987)                                                   (44,987)
Comprehensive income:
  Other comprehensive income,
    net: unrealized holding
    loss arising during the
    year                                                                                                    (596,878)      (596,878)
  Net income                             --             --            --      1,520,373            --             --      1,520,373
                               ------------   ------------  ------------   ------------  ------------   ------------   ------------
Total comprehensive income                                                                                                  923,495


 Balance at December 31, 2003     1,055,998            106     7,031,499      3,779,686            --       (169,666)    10,641,625
                               ------------   ------------  ------------   ------------  ------------   ------------   ------------

Exercise of stock option             21,160              2       167,602                                                    167,604
4 for 3 stock split and
  purchase of fractional
  shares                            351,984             35          (368)                                                      (333)
Purchase of newly issued
   common stock by ESOP              74,320              7     1,690,773                                                  1,690,780
Issuance of ESOP shares                                                                    (1,690,780)                   (1,690,780)
Amortization of earned
    portion of ESOP common
    stock                                                                                      28,180                        28,180
Amortization of excess fair
    value of cost - ESOP                                             593                                                        593
Comprehensive loss:
  Other comprehensive loss,
    net: unrealized holding
    loss arising during the
    year                                                                                                  (1,205,055)    (1,205,055)
  Net income                             --             --            --        988,478            --             --        988,478
                               ------------   ------------  ------------   ------------  ------------   ------------   ------------
Total comprehensive loss                                                                                                   (216,577)

 Balance at June 30, 2004         1,503,462   $        150  $  8,890,099   $  4,768,164  $ (1,662,600)  $ (1,374,721)  $ 10,621,092
                               ============   ============  ============   ============  ============   ============   ============

See notes to consolidated financial statements.

All per share data has been adjusted for the 4 for 3 stock split, payable on March 8, 2004.

                                VSB Bancorp, Inc.
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                              Three months     Three months      Six months       Six months
                                                                  ended            ended            ended            ended
                                                              June 30, 2004    June 30, 2003    June 30, 2004    June 30, 2003
                                                              -------------    -------------    -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                  $     489,308    $     352,450    $     988,478    $     618,536
  Adjustments to reconcile net income to net cash
    used in operating activities
  Depreciation and amortization                                     128,930          127,081          254,873          258,330
  Accretion of income, net of amortization of premium               (25,861)          61,844          (44,673)          72,847
  ESOP compensation expense                                          28,774               --           28,773               --
  Provision for loan losses                                          50,000           30,000          100,000           70,000
  Increase in prepaid and other assets                              (88,228)        (409,825)         (84,127)        (333,618)
  Increase in accrued interest receivable                           (34,974)         (32,008)          (6,912)         (36,621)
  Increase in deferred income taxes                                 (89,252)         (62,258)        (131,726)         (77,318)
  Increase in accrued expenses and other liabilities                718,428           13,193          921,119           94,390
                                                              -------------    -------------    -------------    -------------

        Net cash provided by operating activities                 1,177,125           80,477        2,025,805          666,546
                                                              -------------    -------------    -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net increase in loan receivable                                (3,556,833)      (5,103,225)      (3,029,334)      (5,388,785)
  Proceeds from maturities of money market investments            1,971,834               --        2,332,660               --
  Proceeds from repayment of investments securities,
      available for sale                                          8,905,657       12,780,272       13,572,306       23,800,453
  Purchases of money market investments                          (2,045,123)              --       (2,346,477)              --
  Purchase of investments securities, available for sale        (27,231,164)     (17,261,251)     (27,231,164)     (40,625,048)
  Purchases of premises and equipment                               (45,349)         (37,681)         (53,772)        (199,503)
  Gain on the sale of other assets                                       --            5,464               --            5,464
                                                              -------------    -------------    -------------    -------------

        Net cash used in investing activities                   (22,000,978)      (9,616,421)     (16,755,781)     (22,407,419)
                                                              -------------    -------------    -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                                       21,483,889       14,230,388       22,689,693       38,641,309
  Cost of Holding Company reorganization                                 --          (44,577)              --          (44,577)
  Exercise stock option                                             118,580               --          167,604               --
  Proceeds from ESOP loan                                         1,690,780               --        1,690,780               --
  Purchase of ESOP shares                                        (1,690,780)              --       (1,690,780)              --
  4 for 3 stock split and the purchase of fractional shares              --               --             (333)              --
                                                              -------------    -------------    -------------    -------------

        Net cash provided by financing activities                21,602,469       14,185,811       22,856,964       38,596,732
                                                              -------------    -------------    -------------    -------------

NET INCREASE IN CASH
  AND CASH EQUIVALENTS                                              778,616        4,649,867        8,126,988       16,855,859
                                                              -------------    -------------    -------------    -------------

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                            37,536,113       38,301,795       30,187,741       26,095,803
                                                              -------------    -------------    -------------    -------------

CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                               $  38,314,729    $  42,951,662    $  38,314,729    $  42,951,662
                                                              =============    =============    =============    =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
  Cash paid during the period for:
    Interest                                                  $     258,755    $     215,261    $     589,916    $     427,080
                                                              =============    =============    =============    =============
    Taxes                                                     $     728,050    $     222,605    $     933,201    $     636,547
                                                              =============    =============    =============    =============

See notes to consolidated financial statements.

                                VSB Bancorp, Inc.
                       Consolidated Average Balance Sheets
                                   (unaudited)

                                                          Three                                 Three
                                                       Months Ended                          Months Ended
                                                      June 30, 2004                          June 30, 2003
                                         ------------------------------------    ------------------------------------
                                            Average                    Yield/       Average                    Yield/
                                            Balance       Interest     Cost         Balance       Interest     Cost
                                         ------------   ------------  -------    ------------   ------------  -------
Assets:
Interest-earning assets:
  Loans receivable                       $ 69,350,806   $  1,303,760     7.56%   $ 66,165,606   $  1,253,241     7.60%
  Money market investments                    598,774          1,699     1.14              --             --       --
  Investment securities, afs               86,212,208        897,354     4.19      55,366,249        498,615     3.61
  Other interest-earning assets            21,491,783         44,163     0.83      26,823,769         69,609     1.04
                                         ------------   ------------             ------------   ------------
  Total interest-earning assets           177,653,571      2,246,976     5.09     148,355,624      1,821,465     4.92

Non-interest earning assets                11,238,921                               9,466,226
                                         ------------                            ------------
  Total assets                           $188,892,492                            $157,821,850
                                         ============                            ============

Liabilities and equity:
Interest-bearing liabilities:
  Savings accounts                       $ 11,918,814         14,742     0.50    $  9,010,225         16,840     0.75
  Time accounts                            34,571,649         81,882     0.95      30,376,084         88,655     1.17
  Money market accounts                    24,278,830         52,142     0.86      23,840,943         69,716     1.17
  Now accounts                             25,798,759         26,892     0.42      26,705,691         35,396     0.53
  Trust preferred                           5,000,000         86,362     6.91              --             --       --
                                         ------------   ------------             ------------   ------------
    Total interest-bearing liabilities    101,568,052        262,020     1.04      89,932,943        210,607     0.94
  Checking accounts                        73,689,060                              56,351,187
                                         ------------                            ------------
Total deposits                            175,257,112                             146,284,130
Other liabilities                           1,835,024                               1,487,115
                                         ------------                            ------------
  Total liabilities                       177,092,136                             147,771,245
Equity                                     11,800,356                              10,050,603
                                         ------------                            ------------
  Total liabilities and equity           $188,892,492                            $157,821,848
                                         ============                            ============

Net interest income/net interest
 rate spread                                            $  1,984,956     4.05%                  $  1,610,858     3.98%
                                                        ============   ======                   ============   ======

Net interest earning assets/net
 interest margin                         $ 76,085,519                    4.49%   $ 58,422,681                    4.36%
                                         ============                  ======    ============                  ======

Ratio of interest-earning assets to
 interest-bearing liabilities                    1.75 x                                  1.65 x
                                         ============                            ============


                                                         Six                                     Six
                                                     Months Ended                            Months Ended
                                                     June 30, 2004                           June 30, 2003
                                         ------------------------------------    ------------------------------------
                                            Average                    Yield/       Average                    Yield/
                                            Balance       Interest     Cost         Balance       Interest     Cost
                                         ------------   ------------  -------    ------------   ------------  -------
Assets:
Interest-earning assets:
  Loans receivable                       $ 68,832,397   $  2,617,500     7.62%   $ 65,415,738   $  2,416,924     7.45%
  Money market investments                    575,839          3,264     1.14              --             --       --
  Investment securities, afs               83,653,052      1,740,978     4.19      50,522,922        971,770     3.88
  Other interest-earning assets            16,876,102         69,381     0.83      23,843,884        120,766     1.02
                                         ------------   ------------             ------------   ------------
  Total interest-earning assets           169,937,390      4,431,123     5.23     139,782,544      3,509,460     5.06

Non-interest earning assets                11,374,789                               9,372,971
                                         ------------                            ------------
  Total assets                           $181,312,179                            $149,155,515
                                         ============                            ============

Liabilities and equity:
Interest-bearing liabilities:
  Savings accounts                       $ 11,333,850         28,180     0.50    $  8,438,827         31,422     0.75
  Time accounts                            33,140,654        159,994     0.97      25,949,997        179,946     1.40
  Money market accounts                    23,508,337         99,952     0.86      25,061,017        151,527     1.22
  Now accounts                             24,245,495         50,674     0.42      25,036,297         66,042     0.53
  Trust preferred                           5,000,000        172,725     6.95              --             --       --
                                         ------------   ------------             ------------   ------------
    Total interest-bearing liabilities     97,228,336        511,525     1.06      84,486,138        428,937     1.02
  Checking accounts                        70,916,100                              53,277,979
                                         ------------                            ------------
Total deposits                            168,144,436                             137,764,117
Other liabilities                           1,772,060                               1,397,123
                                         ------------                            ------------
  Total liabilities                       169,916,496                             139,161,240
Equity                                     11,395,683                               9,994,275
                                         ------------                            ------------
  Total liabilities and equity           $181,312,179                            $149,155,515
                                         ============                            ============

Net interest income/net interest
 rate spread                                            $  3,919,598     4.17%                  $  3,080,523     4.04%
                                                        ============   ======                   ============   ======

Net interest earning assets/net
 interest margin                         $ 72,709,054                    4.63%   $ 55,296,406                    4.44%
                                         ============                  ======    ============                  ======

Ratio of interest-earning assets to
 interest-bearing liabilities                    1.75 x                                  1.65 x
                                         ============                            ============

See notes to consolidated financial statements.

VSB Bancorp, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003 (UNAUDITED)
--------------------------------------------------------------------------------

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

     Cash and Cash Equivalents - Cash and cash equivalents include cash on hand and cash due from banks (including cash items in process of clearing). Regulation D of the Board of Governors of the Federal Reserve System requires that Victory State Bank maintain non-interest-bearing deposits or cash on hand as reserves against its demand deposits. The amount of reserves which Victory State Bank is required to maintain depends upon its level of transaction accounts. During the fourteen day period from June 24, 2004 through July 7, 2004, Victory State Bank was required to maintain reserves, after deducting vault cash, of $5,665,000. Reserves are required to be maintained on a fourteen day basis, so, from time to time, Victory State Bank may use available cash reserves on a day to day basis, so long as the fourteen day average reserves satisfy Regulation D requirements. Due to increases in the volume of transaction accounts, Victory State Bank is now required to report transaction account levels to the Federal Reserve on a weekly basis.

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

     It is the policy of the Company to provide a valuation allowance for estimated losses on loans to reflect probable incurred losses based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations which may affect the borrower's ability to repay, estimated value of underlying collateral and current economic conditions in the Company's lending area. The allowance is increased by provisions for loan losses charged to operations and is reduced by charge-offs, net of recoveries. While management uses available information to estimate losses on loans, future additions to the allowance may be necessary based upon the expected growth of the loan portfolio and any changes in economic conditions beyond management's control. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on judgments different from those of management. Management believes, based upon all relevant and available information, that the allowance for loan losses is adequate.

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

     Trust Preferred Securities - In August of 2003, we formed VSB Capital Trust I (the "Trust"). The Trust is a statutory business trust organized under Delaware law and we own all of its common securities. The Trust issued $5.0 million of Trust Preferred Capital Securities to an independent investor and $155,000 of common securities to us. We issued a $5.16 million subordinated debenture to the Trust. The subordinated debenture is the sole asset of the Trust. The subordinated debenture and the Trust Preferred Capital Securities pay interest and dividends, respectively, on a quarterly basis, at a nominal rate of 6.909%. They mature thirty years after the issuance of the securities and are non-callable for five years. After the first five years, the Trust Preferred Securities may be called by the Company at any quarterly interest payment date at par and the rate of interest then fluctuates quarterly based upon 300 basis points over the 90 day LIBOR rate. VSB Bancorp, Inc. files as a small business issuer with the SEC, as such it is not required to adopt FIN 46 or FIN 46-R until after December 15, 2004. The adoption of FIN46-R will result in the deconsolidation of the trust preferred securities. The Company believes that the adoption of FIN46-R will not have a material impact on the consolidated financial statements

     Premises and Equipment - Premises, leasehold improvements, and furniture and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are accumulated by the straight-line method over the estimated useful lives of the respective assets, which range from three to ten years.

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

     Basic and Diluted Net Income Per Common Share - Basic net income per share of common stock is based on 1,425,198 and 1,417,989 shares, the weighted average number of shares of common stock outstanding for the three and six months ended June 30, 2004. Diluted net income per share of common stock is based on 1,491,673 and 1,482,942 shares, the weighted average number of shares of common stock and common stock equivalents outstanding for the three and six months ended June 30, 2004, and is calculated using the treasury stock method. The weighted average number of common stock equivalents excluded in calculating diluted net income per common share due to the anti-dilutive effect is 43,560 and 45,152 for the three and six months ended June 30, 2004. Common stock equivalents were calculated using the treasury stock method.

     The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for the three and six month period ended June 30, 2004 and 2003.

                                                      Three Months Ended          Six Months Ended
                                                            June 30,                  June 30,
                                                    -----------------------   -----------------------
                                                       2004         2003         2004         2003
                                                    ----------   ----------   ----------   ----------
     Basic earnings per share
     Net income as reported                         $  489,308   $  352,450   $  988,478   $  618,536
     Weighted average common
         shares outstanding                          1,425,128    1,407,997    1,417,989    1,407,997
                                                    ----------   ----------   ----------   ----------

             Basic earnings per share               $     0.34   $     0.25   $     0.70   $     0.44
                                                    ==========   ==========   ==========   ==========

     Earnings per share assuming dilution
     Net income available to common
     shareholders                                   $  489,308   $  352,450   $  988,478   $  618,536
                                                    ==========   ==========   ==========   ==========

     Weighted average common
         shares outstanding                          1,425,128    1,407,997    1,417,989    1,407,997
     Add dilutive effect of:
             Stock options                              66,545       54,048       64,953       54,004
                                                    ----------   ----------   ----------   ----------
     Weighted average common and dilutive
              potential common shares outstanding    1,491,673    1,462,045    1,482,942    1,462,001
                                                    ----------   ----------   ----------   ----------

             Diluted earnings per share             $     0.33   $     0.24   $     0.67   $     0.42
                                                    ==========   ==========   ==========   ==========

     All per share data has been adjusted for the 4 for 3 stock split, payable on March 8, 2004 .

     Stock Based Compensation - At June 30, 2004, we had stock-based employee compensation plans. We account for these plans under APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation expense has been reflected in net income for stock options as all rights and options to purchase stock granted under these plans have an exercise price equal to the market value of the underlying stock on the date of grant. On May 1, 2004, we formed the VSB Bancorp, Inc. Employee Stock Ownership Plan ("ESOP") whereby 74,320 shares were purchased by the ESOP trust from VSB Bancorp, Inc. from newly issued common stock. The purchase price of the common stock was $22.75 per share. The ESOP borrowed $1,690,780 from VSB Bancorp, Inc. for this common stock purchase. We account for the ESOP plan in accordance with Statement of Position 93-6 ("SOP 93-6"). ESOP shares will be earned over a ten year period beginning May 1, 2004.

     The following table illustrates the effect on net income and earnings per share if expense was measured using fair value recognition of FASB Statement No. 123, Accounting for Stock-Based Compensation.

                                                              Three Months Ended               Six Months Ended
                                                                   June 30,                        June 30,
                                                         ----------------------------    ----------------------------
                                                             2004            2003            2004            2003
                                                         ------------    ------------    ------------    ------------
     Net income as reported                              $    489,308    $    352,450    $    988,478    $    618,536
     Deduct: Stock-based compensation expense
          determined under the fair value based method        (10,966)         (5,167)        (21,932)        (10,333)
                                                         ------------    ------------    ------------    ------------

     Pro forma net income                                     478,342         347,283         966,546         608,203

     Basic earnings per share as reported                $       0.34    $       0.25    $       0.70    $       0.44
     Pro forma basic earnings per share                  $       0.34    $       0.25    $       0.68    $       0.43

     Diluted earnings per share as reported              $       0.33    $       0.24    $       0.67    $       0.42
     Pro forma diluted earnings per share                $       0.32    $       0.24    $       0.65    $       0.42

     All per share data has been adjusted for the 4 for 3 stock split, payable on March 8, 2004 .

Recently-Issued Accounting Standards - In March 2004, the SEC issued Staff Accounting Bulletin (SAB) No. 105 "Application of Accounting Principles to Loan Commitments". This SAB related to Financial Accounting Standards Board (FASB) Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" for valuing loan commitments, considered to be derivatives, on mortgage loans that will be sold. This SAB is effective for commitments entered into after April 1, 2004. The adoption of SAB No. 105 did not have a material impact on our financial position or results of operation.

Management continuously monitors emerging issues and accounting bulletins, some of which could potentially impact the Company's financial statements.

Item 2

Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

     Our total assets were $208,565,249 at June 30, 2004, an increase of $23,590,279, or 12.8%, since December 31, 2003. The increase resulted from the investment of funds which were available to us as the result of an increase in deposits. The deposit increase was caused generally by our efforts to grow our franchise and specifically by the deposit increases at all our branch offices. Our investment of these funds generated the following increase in assets.

     o    A $ 8,126,988 increase in cash and due from banks
     o    A $11,303,834 increase in investment securities available for sale
     o    A $ 3,072,795 increase in net loans receivable.

In addition, we also experienced increases in other asset categories due to normal fluctuations in operations.

         Our deposits were $190,392,494 at June 30, 2004, an increase of $22,689,693, or 13.5%, from December 31, 2003, which provided most of the funds used for the increase in assets. The increase in deposits includes a $5 million time deposit from the City of New York, into our St. George branch, under the City's new Bank Development District deposit program and a $9,822,307 increase in non-interest demand deposits, a $3,739,564 increase in NOW accounts and a $2,759,193 increase in savings accounts.

         Total stockholders' equity was $10,621,092 at June 30, 2004, a decrease of $20,533 during the first six months of 2004. The decrease was a result of an increase of $1,205,055 in other comprehensive loss due to an increase in the unrealized loss in securities available for sale during the first six months of 2004. The market value decrease is excluded from the calculation of regulatory capital.

         Management does not anticipate selling securities in this portfolio but changes in market interest rates or demand for funds, may change management's plans with respect to the securities portfolio. If there is a material increase in interest rates, the market value of the available for sale portfolio may decline further. Management believes that the principal and interest payments on this portfolio, combined with the existing liquidity, will be sufficient to fund loan growth.

         The net decrease in stockholders' equity was partially offset by net income of $988,478 for the six months, an increase of $167,604 in additional paid in capital due to the exercise of options to purchase 21,160 shares of common stock and an increase in additional paid in capital of $28,180 reflecting the earned portion of the amortization of the ESOP common stock. The ESOP purchased 74,320 shares of our common stock out of our authorized but unissued common stock, which had no net effect on capital on the purchase date. The purchase price for the ESOP common stock was $22.75 per share, the fair market value of the common stock on the dates the ESOP purchased the shares, for a total purchase price of $1.7 million. VSB Bancorp, Inc. satisfied all capital ratio requirements of the Federal Reserve at June 30, 2004, with a Tier I Leverage Capital Ratio of 8.47%, a ratio of Tier I Capital to Risk-Weighted Assets Ratio of 16.14%, and a Total Capital to Risk-Weighted Assets Ratio of 18.37%.

         In May of 2004, after receiving approval from our stockholders, we established the VSB Bancorp Inc. Employee Stock Ownership Plan (the "ESOP"). The ESOP purchased 74,320 shares of our common stock out of our authorized but unissued common stock. The purchase price of $22.75 per share, the fair market value of the common stock on the dates the ESOP purchased the shares, for a total purchase price of $1.7 million. We made a loan to the ESOP to pay the entire purchase price of the shares. The ESOP will repay the loan principally from the cash contributions from Victory State Bank and from cash dividends, if any, which we pay on our common stock held by the ESOP. The loan has a ten year term, with periodic payments due annually sufficient to repay the loan, including interest, in monthly installments over the term of the loan. The interest rate is fixed at 4.00%, the prime rate on the date of the loan. Employees are not permitted to make contributions to the ESOP.

         The stock purchased with the proceeds of the loan is pledged as security for the loan. However, as the loan is repaid, the stock will be released from the security interest gradually pro rata, regardless of the market value of the stock at the time the loan payment is made. As shares are released from the security interest, they will be allocated to accounts of each participant in the ESOP. For federal and New York State income tax purposes, contributions to the ESOP will be tax deductible to VSB Bancorp when the contribution is made. In addition, cash dividends paid on the shares will be applied to repay the loan, so the amount of those dividends will be deductible by VSB Bancorp for tax purposes. If dividends are promptly distributed in cash to participants, then they also become tax deductible to VSB Bancorp.

         In general, when stock is released from the security interest of the ESOP loan as the result of a contribution made to pay the ESOP loan, the stock is allocated to each participant based upon the relative compensation of each participant for the year in which the stock is released. Other amounts contributed to the ESOP that are allocated to employees will also be allocated based upon compensation. Likewise, other profits to be allocated to employee accounts, such as any gain on the sale of unallocated stock held by the ESOP, will be allocated to employees based upon their relative ESOP account balances.

         For financial statement reporting purposes, we record the compensation expense related to the ESOP when shares are to be released from the security interest for the loan. The amount of the compensation expense will be based upon the fair market value of the shares at that time, not the original purchase price. The initial sale of shares to the ESOP does not increase our capital by the amount of the purchase price because the purchase price is being paid by a loan we make to the ESOP. Instead, we record an increase in capital as the shares are allocated or committed to be allocated to employee accounts (i.e., as the ESOP loan is gradually repaid), based upon the fair market value of the shares at that time. When we calculate earnings per share, only shares allocated or committed to be allocated to employee accounts will be considered to be outstanding. However, all shares that the ESOP owns are legally outstanding, so they have voting rights and, if we pay dividends, dividends will be paid on all ESOP shares.

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

         On August 28, 2003, VSB Bancorp, Inc. received the net proceeds of $4.86 million from the $5 million trust preferred securities that it issued. The Bancorp can include up to 25% of its total capital base as Tier 1 capital.

         We opened for business in November 1997 and management has worked throughout the past seven years to grow our franchise. From one office in 1997, we now have four offices and we announced a fifth branch location in the Rosebank section of Staten Island, subject to regulatory approval. From no deposits, no loans and less than $7.0 million of assets on the day we opened for business in 1997, we have grown to total assets of $208.6 million, total deposits of $190.4 million and capital of $10.6 million by June 30, 2004.

         Management intends to exert efforts to continue growing our company in the future. However, both internal and external factors could adversely affect our future growth. The current economy and competition has made it more difficult for us to originate new loans that meet our underwriting standards. Not only does that cause us to invest available funds in lower-yielding securities and deposits with other banks, but it also slows the development of non-loan relationships which sometimes flow from cross-selling to loan customers.

         A continuation of adverse general economic conditions could make it difficult for us to execute our growth plans. Furthermore, regulatory capital requirements could have a negative effect on our ability to grow if growth outpaces our ability to support that growth with increased capital. We increased our capital through an offering of trust preferred securities at the holding company level in the third quarter of 2003. We contributed substantially all of the proceeds of the offering to our subsidiary, Victory State Bank, thus increasing its capital and allowing us to satisfy regulatory capital requirements applicable to both the bank and the bank holding company while we continue to grow. However, trust preferred securities cause us to incur an interest expense at the holding company level.

Results of Operations for the Quarters Ended June 30, 2004 and June 30, 2003

         General. We had net income of $489,308 for the quarter ended June 30, 2004, compared to net income of $352,450 for the comparable quarter in 2003. The principal categories which make up the 2004 net income are:

          o    Interest income of $2,246,976
          o    Reduced by interest expense of $262,020
          o    Reduced by the provision for loan losses of $50,000
          o    Increased by non-interest income of $453,153
          o    Reduced by non-interest expense of $1,471,836
          o    Reduced by $426,965 in income tax expense.

         We discuss each of these categories individually and the reasons for the differences between the quarter ended June 30, 2004 and the comparable quarter in 2003 in the following paragraphs. The over-riding factor affecting the changes in our operating results in all these categories is our continued implementation of our growth strategy as we discussed above. Opening new branches, as we did in December 2002, initially has a dampening effect on net income because we must begin incurring the staffing and occupancy expense of a new branch before we generate funds from that branch for investment. However, we expect that the longer term consequences of branch expansion will be positive, as deposits and loans are gradually generated by new branches and then invested in interest earning assets. The implementation of the ESOP will increase compensation expense as the ESOP loan is repaid through contributions to the ESOP, which may be partially offset through the use of cash dividends, if declared.

         Interest Income. Interest income was $2,246,976 for the quarter ended June 30, 2004, compared to $1,821,465 for the quarter ended June 30, 2003, an increase of $425,511, or 23.4%. The principal reason for the increase was a $30,845,959 increase in the average balance of investment securities, as we deployed the cash from our deposit growth into investment securities. We invested new deposits and the proceeds of the trust preferred securities offering in investment securities, pending planned redeployment in loans as, when and if appropriate opportunities are available. The increase in the volume of investment securities, coupled with a 0.58% increase in the average yield on those securities, generated a $398,910 increase in interest earned on investment securities. The reported yield in the second quarter of 2003 reflected accelerated amortization of premiums directly attributed to prepayments in the CMO portfolio, resulting from the higher level of refinancing in the underlying mortgages.

         We increased the average balance of our loans by 4.8% from $66,165,606 during the 2003 quarter to $69,350,806 during the 2004 quarter, which was the principal reason for a $50,519 increase in interest income from loans. Seeking to limit the adverse effects of lower market interest rates, we shifted our lending strategy to require minimum rates on a larger portion of our prime-based loan portfolio. Finally, we had a $23,918 decrease in income from overnight funds and other interest earning assets as we redeployed funds invested in those categories into investment securities to improve yields.

         Interest Expense. Interest expense was $262,020 for the quarter ended June 30, 2004, compared to $210,607 for the quarter ended June 30, 2003, an increase of 24.4%. The increase was the direct result of $86,362 of interest on trust preferred securities and was partially offset by the lower rates paid on principal interest bearing deposit categories - savings, time deposit, money market and NOW accounts - as the lower interest rate environment offset the growth of our deposit base. Our average cost of funds increased from 0.94% to 1.04% between the periods because of the 6.95% average cost of the trust preferred securities. Our average cost of interest-bearing deposits (excluding the cost of the trust preferred securities) declined from 0.94 % to 0.73%, due to the general decline in market interest rates and the re-pricing of our time deposits. Furthermore, we continued to increase the volume of non-interest checking accounts, a zero cost funding source, which represented 43% of the growth in average total deposits. This increase was a direct result of our efforts to increase low cost funding sources.

         Net Interest Income Before Provision for Loan Losses. Net interest income before the provision for loan losses was $1,984,956 for the quarter ended June 30, 2004, an increase of $374,098, or 23.2% over the $1,610,858 we had in the comparable 2003 quarter. The increase was driven primarily by the increase in the volume of interest-earning assets. We have continued to implement our growth strategy which resulted in an increase of $29,297,947 in interest earning assets, most of which increase was invested in investment securities. Our interest rate spread improved from 3.98% in the 2003 quarter to 4.05% in the 2004 quarter, principally for the following reasons:

          o lower market interest rates allowed us to decrease our cost of deposits, thereby offsetting the increase in our average costs due to the higher expense of the trust preferred securities;
          o    we were more aggressive in imposing minimum interest rate floors on our new loan originations to combat the effects of the low prime interest rate; and
          o we shifted investments from overnight type investments to investment securities with higher yields while also using new funds to increase the volume of investment securities.

         Loans are our highest yielding asset category, and due to interest rate floors on many of our prime-based loans, our loan yields have been relatively constant in recent quarters. In contrast, the average yield on other (non-loan) interest earning assets was approximately 3.50% during the 2004 quarter, compared to approximately 2.77% during the 2003 quarter. This improvement resulted from our strategy to reduce overnight and similar investments in favor of investment securities with higher yields and the reduction in the amortization of premiums in the mortgage-backed security portfolio. The average level of investment securities represented 79.6% of non-loan earning assets in the 2004 quarter compared to 67.4% in the 2003 quarter. The growth in the loan portfolio was slower than the growth in the investment securities portfolio due to competitive pressures for loans in our marketplace.

         Most of our loans have interest rates that are based upon the fluctuating prime rate, which was 4.00% through the first quarter of 2004 as compared to 4.25% in the first quarter of 2003. Despite the prime rate decline, the effect of that decline on our yields was moderated because many of our prime-based loans have interest rate floors. The loans, which are most commonly made at interest rates from 100 to 150 basis points above the prime rate, have interest rate floors that are usually at 7.00%, so the decline in the prime rate from 4.25% to 4.00% did not result in a reduction in our yield on those loans. However, we note that as the prime rate increases, the rate of interest on these loans will not increase until the prime rate reaches from 5.50% to 6.00%, while our cost of funds can be expected to increase as market interest rates begin to rise. The yield on our non-loan investments decreased from the 2003 quarter to the 2004 quarter because declining market rates drove down the yields we could earn on those investments, but the decrease was tempered by our shifting of the mix of investments towards higher yielding investment securities and away from lower yielding other interest earning assets.

         Provision for Loan Losses. The provision for loan losses was $50,000 for the quarter ended June 30, 2004, compared to $30,000 for the quarter ended June 30, 2003. The increase in the provision was primarily due to a moderate increase in the rate of delinquencies in the loan portfolio. The provision for loan losses in any period depends upon the amount necessary to bring the allowance for loan losses to the level management believes is appropriate, after taking into account charge offs and recoveries. Our allowance for loan losses reflects probable incurred losses based on management's evaluation of the loan portfolio and the general economy. Management periodically evaluates both broad categories of performing loans and problem loans individually to assess the appropriate level of the allowance.

         Although management uses available information to assess the appropriateness of the allowance on a quarterly basis in consultation with outside advisors and the board of directors, changes in national or local economic conditions, the circumstances of individual borrowers, or other factors, may change, increasing the level of problem loans and requiring an increase in the level of the allowance. The allowance for loan losses represented 1.70% of total loans at June 30, 2004, but there can be no assurance that a higher level, or a higher provision for loan losses, will not be necessary in the future.

         Non-interest Income. Non-interest income was $453,153 for the three months ended June 30, 2004, compared to $375,105 during the same period last year. The $78,048, or 20.8%, increase in non-interest income was a direct result of an $89,093 increase in service charges on deposits, more specifically because of the increase in the deposit base and a related increase in aggregate overdraft fees charged to customers.

         Non-interest Expense. Non-interest expense was $1,471,836 for the quarter ended June 30, 2004, compared to $1,298,223 for the quarter ended June 30, 2003. The principal causes were:

     o $152,318 in higher salary and benefits costs due to normal salary increases, a slight increase in staffing to support growth, the compensation expense associated with the ESOP and higher benefit costs.
     o $28,395 in higher legal expense due to the operation of our holding company and lease negotiations on our pending branch.
     o $8,002 in higher professional fees due to higher costs involved with running a SEC registered company.
     o $6,853 decrease in occupancy expenses due to the retirement of certain depreciable assets and a $9,448 decrease in other expenses due our cost control efforts.

         Income Tax Expense. Income tax expense was $426,965 for the quarter ended June 30, 2004, compared to income tax expense of $305,290 for the quarter ended June 30, 2003, due to the $258,533 increase of income before income taxes in the 2004 quarter. Our effective tax rate remained the same for the quarter ended June 30, 2004 and 2003 at 46.6%.


Results of Operations for the Six Months Ended June 30, 2004 and June 30, 2003


         General. We had net income of $988,478 for the six months ended June 30, 2004, compared to net income of $618,536 for the comparable six months in 2003. The principal categories which make up the 2004 net income are:

          o    Interest income of $4,431,123
          o    Reduced by interest expense of $511,525
          o    Reduced by the provision for loan losses of $100,000
          o    Increased by non-interest income of $926,935
          o    Reduced by non-interest expense of $2,895,652
          o    Reduced by $862,403 in income tax expense.

         We discuss each of these categories individually and the reasons for the differences between the six months ended June 30, 2004 and the comparable six months in 2003 in the following paragraphs. The over-riding factor affecting the changes in our operating results in all these categories is our continued implementation of our growth strategy as we discussed above. The implementation of the ESOP will increase compensation expense as the ESOP loan is repaid through contributions to the ESOP, which may be partially offset through the use of cash dividends, if declared.

         Interest Income. Interest income was $4,431,123 for the six months ended June 30, 2004, compared to $3,509,460 for the six months ended June 30, 2003, an increase of $921,663, or 26.3%. The principal reason for the increase was a $33,130,130 increase in the average balance of investment securities, as we deployed available funds into investment securities to improve yields. We also invested new deposits and the proceeds of the trust preferred securities offering in investment securities, pending planned redeployment in loans as, when and if appropriate opportunities are available. The increase in the volume of investment securities, coupled with a 0.31% increase in the average yield on those securities, generated a $769,934 increase in interest earned on investment securities. The reported yield in the first half of 2003 reflected accelerated amortization of premiums directly attributed to prepayments in the CMO portfolio, resulting from the higher level of refinancing in the underlying mortgages.

         We increased the average balance of our loans by 5.2% from $65,415,738 during the first six months of 2003 to $68,832,397 during the first six months of 2004, which was the principal reason for a $200,576 increase in interest income from loans. Seeking to limit the adverse effects of lower market interest rates, we shifted our lending strategy to require minimum rates on a larger portion of our prime-based loan portfolio. We also received $18,550 of interest during the six months on account of a prior period for loans that had been designated as non-accrual. In contrast, during the first six months of 2003, reported interest was reduced by $23,000 because we designated a number of loans as non-accrual and reversed interest income that we had accrued but not received. Finally, we had a $24,929 decrease in income from overnight funds and other interest earning assets as we invested less in those categories because of their lower yields.

         Interest Expense. Interest expense was $511,525 for the six months ended June 30, 2004, compared to $428,937 for the six months ended June 30, 2003, an increase of 19.3%. The increase was the direct result of $172,725 of interest on trust preferred securities and was partially offset by the lower rates paid on principal interest bearing deposit categories - savings, time deposit, money market and NOW accounts - as the lower interest rate environment offset the growth of our deposit base. Our average cost of funds increased from 1.02% to 1.06% between the periods because of the 6.95% average cost of the trust preferred securities. Our average cost of interest-bearing deposits (excluding the cost of the trust preferred securities) declined from 1.02 % to 0.74% due to the general decline in market interest rates and the re-pricing of our time deposits. Furthermore, we continued to increase the volume of non-interest checking accounts, a zero cost funding source, which represented 42% of the growth in average total deposits. This increase was a direct result of our efforts to increase low cost funding sources.

         Net Interest Income Before Provision for Loan Losses. Net interest income before the provision for loan losses was $3,919,598 for the six months ended June 30, 2004, an increase of $839,075, or 27.2% over the $3,080,523 we had in the comparable six months of 2003. The increase was driven primarily by the increase in the volume of interest-earning assets. We have continued to implement our growth strategy which resulted in an increase of $30,154,846 in interest earning assets, most of which increase was invested in investment securities. Our interest rate spread improved in the six months of 2004 to 4.17% from 4.04% in the six month of 2003, principally for the following reasons:

          o lower market interest rates allowed us to decrease our cost of deposits, thereby offsetting the increase in our average costs due to the higher expense of the trust preferred securities;
          o    we were more aggressive in imposing minimum interest rate floors on our new loan originations to combat the effects of the low prime interest rate;
          o we shifted investments from overnight type investments to investment securities with higher yields while also using new funds to increase the volume of investment securities; and
          o as discussed above, we received interest during the first six months of 2004 on a non-accruing loan that was paid for a prior period and we had the reverse situation in the first six months of 2003 due to designating loans as non-accrual.

         Loans are our highest yielding asset category, and due to interest rate floors on many of our prime-based loans, our loan yields have been relatively constant in recent quarters. In contrast, the average yield on other (non-loan) interest earning assets was approximately 3.59% during the first six months of 2004, compared to approximately 2.96% during the first six months of 2003. This improvement resulted from our strategy to reduce overnight and similar investments in favor of investment securities with higher yields and the reduction in the amortization of premiums in the mortgage-backed security portfolio. The average level of investment securities represented 82.7% of non-loan earning assets in the first six months of 2004 compared to 67.9% in the first six months of 2003. The growth in the loan portfolio was slower than the growth in the investment securities portfolio due to competitive pressures for loans in our marketplace.

         Provision for Loan Losses. The provision for loan losses was $100,000 for the six months ended June 30, 2004, compared to $70,000 for the six months ended June 30, 2003. The increase in the provision was primarily due to a moderate increase in the rate of delinquencies and charge-offs in the loan portfolio.

         Although management uses available information to assess the allowance on a quarterly basis in consultation with outside advisors and the board of directors, changes in national or local economic conditions, the circumstances of individual borrowers, or other factors, may change, increasing the level of problem loans and requiring an increase in the level of the allowance. The allowance for loan losses represented 1.70% of total loans at June 30, 2004, but there can be no assurance that a higher level, or a higher provision for loan losses, will not be necessary in the future.

         Non-interest Income. Non-interest income was $926,935 for the six months ended June 30, 2004, compared to $759,431 during the same period last year. The $167,504, or 22.1%, increase in non-interest income was a direct result of a $179,734 increase in service charges on deposits, more specifically because of the increase in the deposit base and a related increase in aggregate overdraft fees charged to customers.

         Non-interest Expense. Non-interest expense was $2,895,652 for the six months ended June 30, 2004, compared to $2,611,787 for the six months ended June 30, 2003. The principal causes were:

     o $273,804 in higher salary and benefits costs due to normal salary increases, a slight increase in staffing to support growth, compensation expense related to our ESOP and higher benefit costs.
     o $30,620 in higher legal expenses due to, in part to becoming a SEC registered company and lease negotiations on our pending branch.
     o $19,752 in higher professional fees due to, in part to becoming a SEC registered company, and increased costs due to our growth.
     o $25,846 decrease in occupancy expenses and a $7,472 decrease in computer expenses due to the retirement of certain depreciable assets.

         Income Tax Expense. Income tax expense was $862,403 for the six months ended June 30, 2004, compared to income tax expense of $539,631 for the six months ended June 30, 2003, due to the $692,714 increase of income before income taxes in the first six months of 2004. Our effective tax rate remained the same for the six months ended June 30, 2004 and 2003 at 46.6%.

Liquidity and Capital Resources

         Our primary sources of funds are increases in deposits and proceeds from the repayment of investment securities. We use these funds principally to purchase new investment securities and to fund increases in our loan portfolio.

         During the six months ended June 30, 2004, we had a net increase in deposits of $22,689,693 and proceeds from repayment of investment securities totaled $13,572,306. We used those funds to finance a $3,029,334 increase in our loan portfolio and to purchase $27,231,164 of investment securities and money market investments. The increase in deposits is primarily attributable to deposit increases at all our branches and the $5 million time deposit from the City of New York, into our St. George branch, under the City's new Bank Development District deposit program.

         In contrast, during the comparable period of 2003, deposits increased by $38,641,309 and proceeds from the repayment of investment securities totaled $23,800,453. We used those funds to finance a $5,388,785 increase in our loan portfolio and to purchase $40,625,048 of investment securities and money market investments.

         In August 2003, we completed an issuance of $5.0 million of trust preferred securities. The trust preferred securities were issued by a special purpose business trust, VSB Capital Trust I, owned by the Company and sold to an independent investor. The securities have a maturity of 30 years and the holders are entitled to receive cumulative cash distributions at a nominal rate of 6.909% per annum. In general, the securities will be callable by the Company after five years.

         The principal reason that we entered into the trust preferred securities transaction was to increase regulatory capital to support growth. Although the proceeds of the trust preferred securities do not constitute capital under GAAP, the Board of Governors of the Federal Reserve System permits a bank holding company to include such proceeds as capital when determining satisfaction of regulatory capital ratios, up to 25% as Tier 1 capital. The Company contributed $4.2 million of the proceeds of the trust preferred securities to Victory State Bank as additional capital in order to increase the bank's capital ratios and allow for future growth. Victory State Bank satisfied all capital ratio requirements of the Federal Deposit Insurance Corporation, at June 30, 2004, with a Tier I Leverage Capital Ratio of 8.64%, a ratio of Tier I Capital to Risk-Weighted Assets Ratio of 16.45%, and a Total Capital to Risk-Weighted Assets Ratio of 17.68%.

         In the first six months of 2004 and 2003, funds available to us exceeded the amount of investments we chose to make, so we experienced a $8,126,988 increase in cash and cash equivalents in the first six months of 2004 pending reinvestment in loans and investment securities compared to a $16,855,859 increase in cash and cash equivalents during the first six months of 2003. Total cash and cash equivalents at June 30, 2004 were $38,314,729. One of the important tasks facing management in upcoming periods is to seek to satisfactorily deploy this level of cash and cash equivalents, as well as a portion of our investment securities, into higher yielding interest-earning assets such as loans.

The following table sets forth our contractual obligations and commitments for future lease payments, time deposit maturities and loan commitments.

Contractual Obligations and Commitments at June 30, 2004

Contractual Obligations                                               Payment due by Period
                                           -----------------------------------------------------------------------------

                                             Less than      One to three   Four to five        After       Total Amounts
                                              One Year         years           years        five years       committed
                                           -------------   -------------   -------------   -------------   -------------
Minimum annual rental  payments under
      non-cancelable operating leases      $     331,829   $     611,885   $     440,986   $   1,510,037   $   2,894,737
Remaining contractual maturities of time
      deposits                                23,181,179      12,721,229       2,979,793              --      38,882,201
                                           -------------   -------------   -------------   -------------   -------------
 Total contractual cash obligations        $  23,513,008   $  13,333,114   $   3,420,779   $   1,510,037   $  41,776,938
                                           =============   =============   =============   =============   =============


Other commitments                                             Amount of commitment Expiration by Period
                                           -----------------------------------------------------------------------------

                                             Less than      One to three   Four to five        After       Total Amounts
                                              One Year         years           years        five years       committed
                                           -------------   -------------   -------------   -------------   -------------

                                           -------------   -------------   -------------   -------------   -------------
 Loan commitments                          $  16,059,312   $   7,328,500   $          --   $          --   $  23,387,812
                                           =============   =============   =============   =============   =============

         Our loan commitments shown in the above table represent both commitments to make new loans and obligations to make additional advances on existing loans, such as construction loans in process and lines of credit. Substantially all of these commitments involve loans with fluctuating interest rates, so the outstanding commitments do not expose us to interest rate risks upon fluctuations in market rates. We consider the amount of outstanding commitments when we assess our allowance for loan losses.

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

         Allowance for loan losses - The Company's Allowance for Loan Losses is established through a provision for loan losses based on management's evaluation of the risks inherent in its loan portfolio and the general economy. Such evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers among other matters, the estimated net realizable value of the underlying collateral, economic conditions, any historical loan loss experience and other factors that warrant recognition in providing for an adequate loan loss allowance. The Company identifies and evaluates the following pools of similar loan categories when analyzing the Allowance for Loan Losses: (i) Commercial Loans - Secured and Unsecured; (ii) Real Estate Loans - Commercial and One-to-four family; (iii) Construction Loans
- Commercial and One-to-four family and (iv) Other Loans - Consumer and Other Loans.

         It is the policy of the Company to provide a valuation allowance for estimated losses on loans to reflect probable incurred losses based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations which may affect the borrower's ability to repay, estimated value of underlying collateral and current economic conditions in the Bank's lending area. The allowance is increased by provisions for loan losses charged to operations and is reduced by charge-offs, net of recoveries. While management uses available information to estimate losses on loans, future additions to the allowance may be necessary based upon the expected growth of the loan portfolio and any changes in economic conditions beyond management's control. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on judgments different from those of management. Management believes, based upon all relevant and available information, that the allowance for loan losses is adequate.

Item 3 - Controls and Procedures

         Evaluation of Disclosure Controls and Procedures: As of June 30, 2004, we undertook an evaluation of our disclosure controls and procedures under the supervision and with the participation of Merton Corn, our President and CEO, and Raffaele Branca, our Executive Vice President and CFO. Disclosure controls are the systems and procedures we use that are designed to ensure that information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934 (such as annual reports on Form 10-KSB and quarterly periodic reports on Form 10-QSB) is recorded, processed, summarized and reported, in a manner which will allow senior management to make timely decisions on the public disclosure of that information. Messrs. Corn and Branca concluded that our current disclosure controls and procedures are effective in ensuring that such information is (i) collected and communicated to senior management in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Since our last evaluation of our disclosure controls, we have not made any significant changes in, or corrective actions taken regarding, either our internal controls or other factors that could significantly affect those controls.

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

Part II

Item 2 - Changes in Securities

         During the period covered by this report, the Board of Directors and the shareholders approved the establishment of our ESOP. Effective May 10, 2004 the ESOP purchased 74,320 shares of our common stock directly from us out of our authorized but unissued common stock. The purchase price was $22.75 per share, the fair market value of the common stock on the dates the ESOP purchased the shares, for a total purchase price of $1,690,780. We made a loan to the ESOP to pay the entire purchase price of the shares. The loan is repayable in annual installments over a ten-year period. The securities will be registered under the Securities Act of 1933 prior to the end on 2004. No shares will be released or distributed by the ESOP until 2005 at the earliest. The ESOP will repay the loan principally from the cash contributions from Victory State Bank and from cash dividends, if any, which we pay on our common stock held by the ESOP.

Signature Page

     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           VSB Bancorp, Inc.



     Date: August 10, 2004                 /s/ MERTON CORN
                                           -------------------------------------
                                           Merton Corn
                                           President and Chief Executive Officer



     Date: August 10, 2004                 /s/ RAFFAELE M. BRANCA
                                           -------------------------------------
                                           Raffaele M. Branca
                                           Executive Vice President and Chief
                                           Financial Officer



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



-----------------------------