Form 10QSB
period 2004-09-30
VSB BANCORP INC
filed 2004-11-10
CIK 1225874

UNITED STATES
                        SECURITY AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20849

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2004


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



The Registrant had 1,505,022 common shares outstanding as of November 4, 2004.

                              CROSS REFERENCE INDEX

                                     PART I

                                                                                                                Page
                                                                                                                ----
Item 1       Consolidated Statements of Financial Condition as of September 30, 2004 and
                         December 31, 2003 (unaudited).                                                          4
             Consolidated Statements of Operations for the Three and Nine Months Ended
                         September 30, 2004 and 2003 (unaudited).                                                5
                         Consolidated Statements of Changes in Stockholders' Equity for the Nine Months Ended
                         September 30, 2004 and the Year Ended December 31, 2003 (unaudited).                    6
                         Consolidated Statements of Cash Flows for the Three and Nine Months Ended
                         September 30, 2004 and 2003 (unaudited).                                                7
               Notes to Consolidated Financial Statements for the Three and Nine Months Ended
                         September 30, 2004 and 2003 (unaudited).                                                8 to 12
Item 2       Management's Discussion and Analysis of Financial Condition and Results of Operations               13 to 22
Item 3       Control and Procedures                                                                              22 to 23
                                     PART II

Item 2       Signature Page                                                                                      24

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

                                                            VSB Bancorp, Inc.
                                               Consolidated Statements of Financial Condition
                                                               (unaudited)

                                                      September 30,     December 31,
                                                          2004              2003
                                                      -------------    -------------
Assets:
 Cash and due from banks                              $  50,764,203    $  30,187,741
 Money market investments, held to maturity                 585,742          599,356
 Investment securities, available for sale              109,973,728       83,171,547
 Loans receivable                                        68,872,304       67,981,461
  Allowance for loan loss                                (1,237,048)      (1,162,776)
                                                      -------------    -------------
    Loans receivable, net                                67,635,256       66,818,685
 Bank premises and equipment, net                         1,894,453        2,132,154
 Accrued interest receivable                                664,062          588,232
 Deferred taxes                                           1,455,474          934,710
 Other assets                                               673,750          542,545
                                                      -------------    -------------
      Total assets                                    $ 233,646,668    $ 184,974,970
                                                      =============    =============

Liabilities and stockholders' equity:
Liabilities:
 Deposits:
    Demand and checking                               $ 103,735,325    $  77,416,339
    NOW                                                  22,545,445       23,627,653
    Money market                                         23,084,095       23,709,155
    Savings                                              13,202,516       10,394,955
    Time                                                 51,329,237       32,287,215
                                                      -------------    -------------
       Total Deposits                                   213,896,618      167,435,317
 Escrow deposits                                            440,116          267,484
 Trust preferred securities                               5,000,000        5,000,000
 Accounts payable and accrued
  expenses                                                2,201,029        1,630,544
                                                      -------------    -------------
     Total liabilities                                  221,537,763      174,333,345
                                                      -------------    -------------

Stockholders' equity:
 Common stock, ($.0001 par value, 3,000,000 shares
    authorized, 1,505,022 issued and outstanding at
    September 30, 2004; 1,055,998 issued and
    outstanding at December 31, 2003)                           150              106
 Additional paid in capital                               8,900,442        7,031,499
 Retained earnings                                        5,387,005        3,779,686
 Unallocated ESOP Shares                                 (1,620,331)              --
 Accumulated other comprehensive loss,
   net of taxes of $487,063 and $148,001,
   respectively                                            (558,361)        (169,666)
                                                      -------------    -------------

    Total stockholders' equity                           12,108,905       10,641,625
                                                      -------------    -------------

     Total liabilities and stockholders'
        equity                                        $ 233,646,668    $ 184,974,970
                                                      =============    =============

See notes to consolidated financial statements.

                                                                VSB Bancorp, Inc.
                                                     Consolidated Statements of Operations
                                                                  (unaudited)

                                        Three months     Three months      Nine months      Nine months
                                            ended            ended            ended            ended
                                        Sep. 30, 2004    Sep. 30, 2003    Sep. 30, 2004    Sep. 30, 2003
                                        -------------    -------------    -------------    -------------
Interest and dividend income:
 Loans receivable                       $   1,335,491    $   1,349,614    $   3,952,991    $   3,766,538
 Investment securities                      1,074,268          495,576        2,815,246        1,466,620
 Other interest earning assets                 87,848           54,542          160,493          176,034
                                        -------------    -------------    -------------    -------------
     Total interest income                  2,497,607        1,899,732        6,928,730        5,409,192

Interest expense:
 NOW                                           25,494           30,199           76,168           96,241
 Money market                                  50,924           57,946          150,876          209,473
 Savings                                       16,910           13,228           45,090           44,650
 Trust preferred                               86,362           31,666          259,087           31,666
 Time                                         107,626           83,732          267,620          263,678
                                        -------------    -------------    -------------    -------------
     Total interest expense                   287,316          216,771          798,841          645,708

Net interest income                         2,210,291        1,682,961        6,129,889        4,763,484
Provision for loan loss                        30,000           50,000          130,000          120,000
                                        -------------    -------------    -------------    -------------
    Net interest income
       after provision for loan loss        2,180,291        1,632,961        5,999,889        4,643,484
                                        -------------    -------------    -------------    -------------

Non-interest income:
 Loan fees                                     23,109           27,262           57,306           91,571
 Service charges on deposits                  428,587          354,889        1,264,253        1,010,821
 Net rental income                              3,799            9,792           23,593           18,755
 Other income                                  15,570           15,839           52,848           46,066
                                        -------------    -------------    -------------    -------------
     Total non-interest income                471,065          407,782        1,398,000        1,167,213
                                        -------------    -------------    -------------    -------------

Non-interest expenses:
 Salaries and benefits                        853,144          706,875        2,483,512        2,063,439
 Occupancy expenses                           248,119          230,309          707,596          715,632
 Legal expense                                 36,890           36,545          121,188           90,223
 Professional fees                             49,814           37,880          145,591          113,905
 Computer expense                              60,914           74,539          196,140          217,237
 Other expenses                               244,175          227,857          734,681          725,356
                                        -------------    -------------    -------------    -------------
     Total non-interest expenses            1,493,056        1,314,005        4,388,708        3,925,792

       Income before income taxes           1,158,300          726,738        3,009,181        1,884,905
                                        -------------    -------------    -------------    -------------

Provision/(benefit) for income taxes:
 Current                                      589,434          372,959        1,583,564          945,959
 Deferred                                     (49,975)         (34,541)        (181,702)         (67,910)
                                        -------------    -------------    -------------    -------------
     Total provision for income taxes         539,459          338,418        1,401,862          878,049

              Net income                $     618,841    $     388,320    $   1,607,319    $   1,006,856
                                        =============    =============    =============    =============
Basic income per common share           $        0.43    $        0.28    $        1.13    $        0.72
                                        =============    =============    =============    =============
Diluted net income per share            $        0.41    $        0.26    $        1.08    $        0.69
                                        =============    =============    =============    =============
Comprehensive income                    $   1,435,201    $     347,743    $   1,218,624    $     735,716
                                        =============    =============    =============    =============
Book value per common share             $        8.05    $        7.42    $        8.05    $        7.42
                                        =============    =============    =============    =============

See notes to consolidated financial statements.

All per share data has been adjusted for the 4 for 3 stock split, payable on March 8, 2004.

                                                          VSB Bancorp, Inc.
                                     Consolidated Statements of Changes in Stockholders' Equity
                                Year Ended December 31, 2003 and Nine Months Ended September 30, 2004
                                                             (unaudited)

                                                                                                         Accumulated
                                 Number of                   Additional                  Unallocated        Other         Total
                                  Common         Common       Paid-In        Retained        ESOP       Comprehensive  Stockholders'
                                  Shares         Stock        Capital        Earnings       Shares      Income/(Loss)     Equity
                               ------------   ------------  ------------   ------------  ------------   ------------   ------------
 Balance at December 31, 2002     1,056,000   $        106  $  7,076,486   $  2,259,313  $         --   $    427,212   $  9,763,117


Cost of holding company
    reorganization                       (2)                     (44,987)                                                   (44,987)
Comprehensive income:
  Other comprehensive
  income, net:
    Unrealized holding
    loss arising
    during the year                                                                                         (596,878)      (596,878)
  Net income                             --             --            --      1,520,373            --             --      1,520,373
                               ------------   ------------  ------------   ------------  ------------   ------------   ------------
Total comprehensive income                                                                                                  923,495


 Balance at December 31, 2003     1,055,998            106     7,031,499      3,779,686            --       (169,666)    10,641,625
                               ------------   ------------  ------------   ------------  ------------   ------------   ------------

Exercise of stock option             22,720              2       177,802                                                    177,804
4 for 3 stock split and
  purchase of fractional
  shares                            351,984             35          (368)                                                      (333)
Purchase of newly issued
   common stock by ESOP              74,320              7     1,690,773                                                  1,690,780
Issuance of ESOP shares                                                                    (1,690,780)                   (1,690,780)
Amortization of earned
    portion of ESOP common
    stock                                                                                      70,449                        70,449
Amortization of excess fair
    value of cost - ESOP                                             736                                                        736
Comprehensive income:
  Other comprehensive
  income, net:
    Unrealized holding
    loss arising
    during the year                                                                                         (388,695)      (388,695)
  Net income                             --             --            --      1,607,319            --             --      1,607,319
                               ------------   ------------  ------------   ------------  ------------   ------------   ------------
Total comprehensive income                                                                                                1,218,624

 Balance at September 30, 2004    1,505,022   $        150  $  8,900,442   $  5,387,005  $ (1,620,331)  $   (558,361)  $ 12,108,905
                               ============   ============  ============   ============  ============   ============   ============

                                                                                         VSB Bancorp, Inc.
                                                                               Consolidated Statements of Cash Flows
                                                                                            (unaudited)


                                                                  Three months     Three months      Nine months      Nine months
                                                                      ended           ended             ended            ended
                                                                  Sep. 30, 2004    Sep. 30, 2003    Sep. 30, 2004    Sep. 30, 2003
                                                                  -------------    -------------    -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                      $     618,841    $     388,320    $   1,607,319    $   1,006,856
  Adjustments to reconcile net income to net cash
    used in operating activities
  Depreciation and amortization                                         121,602          125,760          376,475          384,090
  Accretion of income, net of amortization of premium                   (56,450)         118,021         (101,123)         190,868
  ESOP compensation expense                                              42,411               --           71,185               --
  Provision for loan losses                                              30,000           50,000          130,000          120,000
  (Increase)/decrease in prepaid and other assets                       (47,078)         260,728         (131,205)         (72,890)
  Increase in accrued interest receivable                               (68,918)         (97,225)         (75,830)        (133,846)
  (Increase)/decrease in deferred income taxes                          (49,975)          23,398         (181,702)         (53,920)
  (Decrease)/increase in accrued expenses and other liabilities        (350,634)           3,290          570,485           97,680
                                                                  -------------    -------------    -------------    -------------
        Net cash provided by operating activities                       239,799          872,292        2,265,604        1,538,838
                                                                  -------------    -------------    -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net decrease/(increase) in loan receivable                          2,310,484       (2,437,328)        (718,850)      (7,826,113)
  Proceeds from maturities of money market investments                  333,114               --        2,665,774               --
  Proceeds from repayment of investments securities,
      available for sale                                              9,305,693       18,296,077       22,877,999       42,096,530
  Purchases of money market investments                                (305,683)              --       (2,652,160)              --
  Purchase of investments securities, available for sale            (23,303,371)     (34,796,334)     (50,534,535)     (75,421,382)
  Purchases of premises and equipment                                   (81,814)         (29,384)        (135,586)        (228,887)
  (Loss)/gain on the sale of other assets                                (3,188)              --           (3,188)           5,464
                                                                  -------------    -------------    -------------    -------------
        Net cash used in investing activities                       (11,744,765)     (18,966,969)     (28,500,546)     (41,374,388)
                                                                  -------------    -------------    -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                                           23,944,240       11,027,726       46,633,933       49,669,035
  Issuance of Trust Preferred Securities                                     --        5,000,000               --        5,000,000
  Cost of Holding Company reorganization                                     --             (410)              --          (44,987)
  Exercise stock option                                                  10,200               --          177,804               --
  Proceeds from ESOP loan                                             1,690,780               --        1,690,780               --
  Purchase of ESOP shares                                            (1,690,780)              --       (1,690,780)              --
  4 for 3 stock split and the purchase of fractional shares                  --               --             (333)              --
                                                                  -------------    -------------    -------------    -------------
        Net cash provided by financing activities                    23,954,440       16,027,316       46,811,404       54,624,048
                                                                  -------------    -------------    -------------    -------------
NET INCREASE/(DECREASE) IN CASH
  AND CASH EQUIVALENTS                                               12,449,474       (2,067,361)      20,576,462       14,788,498
                                                                  -------------    -------------    -------------    -------------
CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                                38,314,729       42,951,662       30,187,741       26,095,803
                                                                  -------------    -------------    -------------    -------------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                                   $  50,764,203    $  40,884,301    $  50,764,203    $  40,884,301
                                                                  =============    =============    =============    =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
  Cash paid during the period for:
    Interest                                                      $     286,180    $     180,810    $     876,096    $     607,890
                                                                  =============    =============    =============    =============
    Taxes                                                         $     658,331    $     325,045    $   1,591,532    $     961,592
                                                                  =============    =============    =============    =============

See notes to consolidated financial statements.

VSB Bancorp, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 (UNAUDITED)
--------------------------------------------------------------------------------

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

     Principles of Consolidation - The consolidated financial statements of the Company include the accounts of the Company, including its subsidiaries, Victory State Bank (the "Bank"), VSB Capital Trust I (the "Trust") and VSB Employee Stock Ownership Plan Trust ("ESOP"). All significant inter-company accounts and transactions between the Company and Bank, the Trust or the ESOP have been eliminated in consolidation. All adjustments consisting of normal recurring accruals, which in the opinion of management are necessary for fair presentation of the consolidated financial statements, have been included.

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

     Cash and Cash Equivalents - Cash and cash equivalents include cash on hand and cash due from banks (including cash items in process of clearing). Regulation D of the Board of Governors of the Federal Reserve System requires that Victory State Bank maintain non-interest-bearing deposits or cash on hand as reserves against its demand deposits. The amount of reserves which Victory State Bank is required to maintain depends upon its level of transaction accounts. During the fourteen day period from September 30, 2004 through October 13, 2004, Victory State Bank was required to maintain reserves, after deducting vault cash, of $6,386,000. Reserves are required to be maintained on a fourteen day basis, so, from time to time, Victory State Bank may use available cash reserves on a day to day basis, so long as the fourteen day average reserves satisfy Regulation D requirements. Due to increases in the volume of transaction accounts, Victory State Bank is now required to report transaction account levels to the Federal Reserve on a weekly basis.

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

     The Company has a policy that all loans 90 days past due are placed on non-accrual status. It is the Company's policy to cease the accrual of interest on loans to borrowers past due less than 90 days where a probable loss is estimated and to reverse out of income all interest that is due. We apply payments received on non-accrual loans to the outstanding principal balance due. On a limited basis, we may apply a payment to interest on a non-accrual loan if there is no impairment of principal and no estimatible loss on this asset. We continue to accrue interest on construction loans that are 90 days past contractual maturity date if the loan is expected to be paid in full in the next 60 days and monthly interest payments are current.

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

     Basic and Diluted Net Income Per Common Share - Basic net income per share of common stock is based on 1,432,088 and 1,422,723 shares, the weighted average number of shares of common stock outstanding for the three and nine months ended September 30, 2004. Diluted net income per share of common stock is based on 1,497,324 and 1,487,088 shares, the weighted average number of shares of common stock and common stock equivalents outstanding for the three and nine months ended September 30, 2004, and is calculated using the treasury stock method. The weighted average number of common stock equivalents excluded in calculating diluted net income per common share due to the anti-dilutive effect is 43,309 and 44,180 for the three and nine months ended September 30, 2004. Common stock equivalents were calculated using the treasury stock method.

     The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for the three and nine month period ended September 30, 2004 and 2003.

                                                        Three Months Ended            Nine Months Ended
                                                           September 30,                 September 30,
                                                   ---------------------------   ---------------------------
                                                       2004           2003           2004           2003
                                                   ------------   ------------   ------------   ------------
    Basic earnings per share
    Net income as reported                         $    618,841   $    388,320   $  1,607,319   $  1,006,856
    Weighted average common
        shares outstanding                            1,432,088      1,407,997      1,422,723      1,407,997
                                                   ------------   ------------   ------------   ------------

            Basic earnings per share               $       0.43   $       0.28   $       1.13   $       0.72
                                                   ============   ============   ============   ============

    Earnings per share assuming dilution
    Net income available to common
    shareholders                                   $    618,841   $    388,320   $  1,607,319   $  1,006,856
                                                   ============   ============   ============   ============

    Weighted average common
        shares outstanding                            1,432,088      1,407,997      1,422,723      1,407,997
    Add dilutive effect of:
            Stock options                                65,236         58,068         64,365         55,425
                                                   ------------   ------------   ------------   ------------
    Weighted average common and dilutive
             potential common shares outstanding      1,497,324      1,466,065      1,487,088      1,463,422
                                                   ------------   ------------   ------------   ------------

            Diluted earnings per share             $       0.41   $       0.26   $       1.08   $       0.69
                                                   ============   ============   ============   ============

All per share data has been adjusted for the 4 for 3 stock split, payable on March 8, 2004.


     Stock Based Compensation - At September 30, 2004, we had stock-based employee compensation plans. We account for these plans under APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation expense has been reflected in net income for stock options as all rights and options to purchase stock granted under these plans have an exercise price equal to the market value of the underlying stock on the date of grant. On May 1, 2004, we formed the VSB Bancorp, Inc. Employee Stock Ownership Plan ("ESOP"). The ESOP trust then purchased 74,320 shares of newly issued common stock from VSB Bancorp, Inc. The purchase price of the common stock was $22.75 per share. The ESOP borrowed $1,690,780 from VSB Bancorp, Inc. for this common stock purchase. We account for the ESOP in accordance with Statement of Position 93-6 ("SOP 93-6"). Allocation of ESOP shares will be accrued over a ten year period beginning May 1, 2004.

     The following table illustrates the effect on net income and earnings per share if expense was measured using fair value recognition of FASB Statement No. 123, Accounting for Stock-Based Compensation.

                                                            Three Months Ended               Nine Months Ended
                                                                September 30,                   September 30,
                                                        ----------------------------    ----------------------------
                                                            2004            2003            2004            2003
                                                        ------------    ------------    ------------    ------------
    Net income as reported                              $    618,841    $    388,320    $  1,607,319    $  1,006,856
    Deduct: Stock-based compensation expense
         determined under the fair value based method        (10,966)         (5,167)        (32,898)        (15,500)
                                                        ------------    ------------    ------------    ------------

    Pro forma net income                                     607,875         383,153       1,574,421         991,356

    Basic earnings per share as reported                $       0.43    $       0.28    $       1.13    $       0.72
    Pro forma basic earnings per share                  $       0.42    $       0.27    $       1.11    $       0.70

    Diluted earnings per share as reported              $       0.41    $       0.26    $       1.08    $       0.69
    Pro forma diluted earnings per share                $       0.41    $       0.26    $       1.06    $       0.68

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

         In March 2004, the FASB Emerging Issues Task Force ("EITF") reached a consensus regarding EITF 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The consensus clarifies the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities," and investments accounted for under the cost method or the equity method. The recognition and measurement guidance for which the consensus was reached is to be applied to other-than-temporary impairment evaluations. In September 2004, the Financial Accounting Standards Board ("FASB") issued a final FASB Staff Position, FSP EITF Issue 03-01-1, which has delayed the effective date for the measurement and recognition guidance of EITF 03-01. The comment period is currently open related to this staff position. The implementation date is unknown until further guidance is issued by the FASB. We are currently evaluating the impact of adopting EITF 03-01.

Management continuously monitors emerging issues and accounting bulletins, some of which could potentially impact the Company's financial statements

Item 2

Management's Discussion and Analysis of Financial Condition and Results of Operations


Financial Condition

         Our total assets were $233,646,668 at September 30, 2004, an increase of $48,671,698, or 26.3%, since December 31, 2003. The increase resulted from the investment of funds which were available to us as the result of an increase in deposits. The deposit increase was caused generally by our efforts to grow our franchise and specifically by the deposit increases at all our branch offices. Our investment of these funds generated the following increase in assets.

         o   A  $20,576,462 increase in cash and due from banks
         o   A  $26,802,181 increase in investment securities available for sale
         o   An $   816,571 increase in net loans receivable.

In addition, we also experienced increases in other asset categories due to normal fluctuations in operations.

         Our deposits (including escrow deposits) were $214,336,734 at September 30, 2004, an increase of $46,633,933, or 27.8%, from December 31, 2003, which provided most of the funds used for the increase in assets. The increase in deposits includes a $26,491,618 increase in non-interest demand deposits, a $19,042,022 increase in time deposits and a $2,807,561 increase in savings accounts, partially offset by a decrease of $1,082,208 in NOW accounts and a decrease of $625,060 in money market accounts. The time deposit increase includes a $5 million time deposit from the City of New York, into our St. George branch, under the City's new Bank Development District deposit program.

         Total stockholders' equity was $12,108,905 at September 30, 2004, an increase of $1,467,280 during the first nine months of 2004. The increase reflected net income of $1,607,319 for the nine months ended September 30, 2004 reduced by an increase of $388,695 in other comprehensive loss due to an increase in the unrealized loss in securities available for sale during the first nine months of 2004. The market value decrease is excluded from the calculation of regulatory capital. Management does not anticipate selling securities in this portfolio but changes in market interest rates or demand for funds may change management's plans with respect to the securities portfolio. If there is a material increase in interest rates, the market value of the available for sale portfolio may decline further. Management believes that the principal and interest payments on this portfolio, combined with the existing liquidity, will be sufficient to fund loan growth.

         The increase in stockholders' equity also included an increase of $177,804 in additional paid in capital due to the exercise of options to purchase 22,720 shares of common stock and an increase in additional paid in capital of $70,449 reflecting the earned portion of the amortization of the ESOP common stock. The ESOP purchased 74,320 shares of our common stock out of our authorized but unissued common stock, which had no net effect on capital on the purchase date. The purchase price for the ESOP common stock was $22.75 per share, the fair market value of the common stock when the ESOP purchased the shares, for a total purchase price of $1.7 million. VSB Bancorp, Inc. satisfied all capital ratio requirements of the Federal Reserve at September 30, 2004, with a Tier I Leverage Capital ratio of 8.14%, a ratio of Tier I Capital to Risk-Weighted Assets ratio of 16.69%, and a Total Capital to Risk-Weighted Assets ratio of 18.68%.

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

         The stock purchased with the proceeds of the loan is pledged as security for the loan. However, as the loan is repaid, the stock will be released from the security interest gradually pro rata, regardless of the market value of the stock at the time the loan payment is made. As shares are released from the security interest, they will be allocated to accounts of each participant in the ESOP. For federal and New York State income tax purposes, contributions to the ESOP will be tax deductible to VSB Bancorp when the contribution is made. In addition, if cash dividends are paid on the shares and are applied to repay the loan, the amount of those dividends will be deductible by VSB Bancorp for tax purposes. If dividends are promptly distributed in cash to participants, then they also become tax deductible to VSB Bancorp.

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

         For financial statement reporting purposes, we record the compensation expense related to the ESOP when shares are to be released from the security interest for the loan. The amount of the compensation expense will be based upon the fair market value of the shares at that time, not the original purchase price. The initial sale of shares to the ESOP does not increase our capital by the amount of the purchase price because the purchase price was paid by a loan we made to the ESOP. Instead, we record an increase in capital as the shares are allocated or committed to be allocated to employee accounts (i.e., as the ESOP loan is gradually repaid), based upon the fair market value of the shares at that time. When we calculate earnings per share, only shares allocated or committed to be allocated to employee accounts will be considered to be outstanding. However, all shares that the ESOP owns are legally outstanding, so they have voting rights and, if we pay dividends, dividends will be paid on all ESOP shares.

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

         We opened for business in November 1997 and management has worked throughout the past seven years to grow our franchise. From one office in 1997, we now have four offices and we have announced a fifth branch location in the Rosebank section of Staten Island, subject to regulatory approval. From no deposits, no loans and less than $7.0 million of assets on the day we opened for business in 1997, we have grown to total assets of $233.6 million, total deposits of $214.3 million and capital of $12.1 million by September 30, 2004.

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

Results of Operations for the Quarters Ended September 30, 2004 and September 30, 2003

         General. We had net income of $618,841 for the quarter ended September 30, 2004, compared to net income of $388,320 for the comparable quarter in 2003. The principal categories which make up the 2004 net income are:

            o   Interest income of $2,497,607
            o   Reduced by interest expense of $287,316
            o   Reduced by the provision for loan losses of $30,000
            o   Increased by non-interest income of $471,065
            o   Reduced by non-interest expense of $1,493,056
            o   Reduced by $539,459 in income tax expense.

         We discuss each of these categories individually and the reasons for the differences between the quarter ended September 30, 2004 and the comparable quarter in 2003 in the following paragraphs. The over-riding factor affecting the changes in our operating results in all these categories is our continued implementation of our growth strategy as we discussed above. Opening new branches, as we did in December 2002, initially has a dampening effect on net income because we must begin incurring the staffing and occupancy expense of a new branch before we generate funds from that branch for investment. However, we expect that the longer term consequences of branch expansion will be positive, as loans are generated by new branches and deposits at the branches are invested in interest earning assets. The implementation of the ESOP increases compensation expense as the ESOP loan is repaid through contributions to the ESOP, which may be partially offset through the use of cash dividends, if declared.

         Interest Income. Interest income was $2,497,607 for the quarter ended September 30, 2004, compared to $1,899,732 for the quarter ended September 30, 2003, an increase of $597,875, or 31.5%. The principal reason for the increase was a $32,993,212 increase in the average balance of investment securities, as we deployed the cash from our deposit growth into investment securities. We invested new deposits and the proceeds of the trust preferred securities offering in investment securities, pending planned redeployment in loans as, when and if appropriate opportunities are available. The increase in the volume of investment securities, coupled with a 1.33% increase in the average yield on those securities, generated a $578,692 increase in interest earned on investment securities. The reported yield in the third quarter of 2003 was lower because a higher level of refinancing in the mortgages underlying our CMOs required an accelerated amortization of the premiums we had paid when we purchased the CMOs.

         The average balance of our loans decreased by 4.1%, from $71,248,645 during the 2003 quarter to $68,317,088 during the 2004 quarter, which was the principal reason for a $14,123 decrease in interest income from loans. Seeking to limit the adverse effects of lower market interest rates, we shifted our lending strategy to require minimum rates on a larger portion of our prime-based loan portfolio. Finally, we had a $32,388 increase in income from overnight funds and other interest earning assets, as the average balance increased $2,114,440 and the yield increased 41 basis points.

         Interest Expense. Interest expense was $287,316 for the quarter ended September 30, 2004, compared to $216,771 for the quarter ended September 30, 2003, an increase of 32.5%. The increase was the direct result of $54,696 of interest on trust preferred securities and was partially offset by the lower rates paid on principal interest bearing deposit categories - savings, time deposit, money market and NOW accounts - as the lower interest rate environment offset the growth of our deposit base. Our average cost of funds increased from 0.91% to 1.05% between the periods because the trust preferred securities, at a 6.91% cost, were outstanding for all of the 2004 period but for only about half the 2003 quarter and because of a greater percentage of higher costing time deposits to total deposits. Our average cost of interest-bearing deposits (excluding the cost of the trust preferred securities) declined from 0.79 % to 0.77%, due to the general decline in market interest rates and the re-pricing of our time deposits. Furthermore, we continued to increase the volume of non-interest checking accounts, a zero cost funding source, which represented 45% of the growth in average total deposits. This increase was a direct result of our efforts to increase low cost funding sources.

         Net Interest Income Before Provision for Loan Losses. Net interest income before the provision for loan losses was $2,210,291 for the quarter ended September 30, 2004, an increase of $527,330, or 31.3% over the $1,682,961 we had in the comparable 2003 quarter. The increase was driven primarily by the increase in the volume of interest-earning assets. We have continued to implement our growth strategy which resulted in an increase of $32,544,397 in interest earning assets, most of which consisted of investment securities. Our interest rate spread improved from 3.78% in the 2003 quarter to 4.09% in the 2004 quarter, principally for the following reasons:

         o lower market interest rates allowed us to decrease our cost of deposits, thereby offsetting the increase in our average costs due to the higher expense of the trust preferred securities;
         o we were more aggressive in imposing minimum interest rate floors on our new loan originations to combat the effects of the low prime interest rate;
         o we purchased investment securities with higher yields than the securities on our books in the 2003 quarter; and
         o we purchased investment securities from funds provided by new deposits rather than lower yielding overnight investments.

         Loans are our highest yielding asset category, and due to interest rate floors on many of our prime-based loans, our loan yields have been relatively constant in recent quarters. In contrast, the average yield on other (non-loan) interest earning assets was approximately 3.70% during the 2004 quarter, compared to approximately 2.44% during the 2003 quarter. This improvement resulted from our strategy to increase the volume of investment securities with higher yields than overnight investments and the reduction in the amortization of premiums in the mortgage-backed security portfolio due a slow down in prepayments as interest rates increased. The average level of investment securities represented 77.9% of non-loan earning assets in the 2004 quarter compared to 71.9% in the 2003 quarter. The growth in the loan portfolio was slower than the growth in the investment securities portfolio due to competitive pressures for loans in our marketplace.

         Most of our loans have interest rates that are based upon the fluctuating prime rate, which was 4.75% at the end of the third quarter of 2004 as compared to 4.00% in the third quarter of 2003. Many of our prime-based loans have interest rate floors. The loans, which are most commonly made at interest rates from 100 to 150 basis points above the prime rate, have interest rate floors that are usually at 7.00%, so the increase in the prime rate from 4.00% to 4.75% did not result in a substantial increase in our yield on those loans. If the prime rate increases, the rate of interest on these loans will not increase until the prime rate reaches from 5.50% to 6.00%, while our cost of funds can be expected to increase as market interest rates begin to rise.

         Provision for Loan Losses. The provision for loan losses was $30,000 for the quarter ended September 30, 2004, compared to $50,000 for the quarter ended September 30, 2003. The decrease in the provision was primarily due to a moderate decrease in the rate of delinquencies in the loan portfolio and the slowed loan growth. The provision for loan losses in any period depends upon the amount necessary to bring the allowance for loan losses to the level management believes is appropriate, after taking into account charge offs and recoveries. Our allowance for loan losses reflects probable incurred losses based on management's evaluation of the loan portfolio and the general economy. Management periodically evaluates both broad categories of performing loans and problem loans individually to assess the appropriate level of the allowance.

         Although management uses available information to assess the appropriateness of the allowance on a quarterly basis in consultation with outside advisors and the board of directors, changes in national or local economic conditions, the circumstances of individual borrowers, or other factors, may change, increasing the level of problem loans and requiring an increase in the level of the allowance. The allowance for loan losses represented 1.80% of total loans at September 30, 2004, but there can be no assurance that a higher level, or a higher provision for loan losses, will not be necessary in the future.

         Non-interest Income. Non-interest income was $471,065 for the three months ended September 30, 2004, compared to $407,782 during the same period last year. The $63,283, or 15.5%, increase in non-interest income was a direct result of a $73,698 increase in service charges on deposits, more specifically because of the increase in the deposit base and a related increase in aggregate overdraft fees charged to customers.

         Non-interest Expense. Non-interest expense was $1,493,056 for the quarter ended September 30, 2004, compared to $1,314,005 for the quarter ended September 30, 2003. The principal causes were:

    o $146,269 in higher salary and benefits costs due to normal salary increases, a slight increase in staffing to support growth, the compensation expense associated with the ESOP and higher benefit costs.
    o $11,934 in higher professional fees due to higher costs involved with running a SEC registered company.
    o $17,810 increase in occupancy expenses as we implemented new T1 WAN connections between branches

         There was a $13,625 decrease in computer expenses due to the retirement of certain depreciable assets, which partially offset the increase in non-interest expense.

         Income Tax Expense. Income tax expense was $539,459 for the quarter ended September 30, 2004, compared to income tax expense of $338,418 for the quarter ended September 30, 2003, due to the $431,562 increase of income before income taxes in the 2004 quarter. Our effective tax rate remained the same for the quarter ended September 30, 2004 and 2003 at 46.6%.

Results of Operations for the Nine Months Ended September 30, 2004 and September 30, 2003

         General. We had net income of $1,607,319 for the nine months ended September 30, 2004, compared to net income of $1,006,856 for the comparable nine months in 2003. The principal categories which make up the 2004 net income are:

               o    Interest income of $6,928,730
               o    Reduced by interest expense of $798,841
               o    Reduced by the provision for loan losses of $130,000
               o    Increased by non-interest income of $1,398,000
               o    Reduced by non-interest expense of $4,388,708
               o    Reduced by $1,401,862 in income tax expense.

         We discuss each of these categories individually and the reasons for the differences between the nine months ended September 30, 2004 and the comparable nine months in 2003 in the following paragraphs. The over-riding factor affecting the changes in our operating results in all these categories is our continued implementation of our growth strategy as we discussed above. The implementation of the ESOP increases compensation expense as the ESOP loan is repaid through contributions to the ESOP, which may be partially offset through the use of cash dividends, if declared.

         Interest Income. Interest income was $6,928,730 for the nine months ended September 30, 2004, compared to $5,409,192 for the nine months ended September 30, 2003, an increase of $1,519,538, or 28.1%. The principal reason for the increase was a $33,122,495 increase in the average balance of investment securities, as we deployed available funds into investment securities to improve yields over other non-loan investments. We also invested new deposits and the proceeds of the trust preferred securities offering in investment securities, pending planned redeployment in loans as, when and if appropriate opportunities are available. The increase in the volume of investment securities, coupled with a 0.70% increase in the average yield on those securities, generated a $1,348,626 increase in interest earned on investment securities. The reported yield in the first nine months of 2003 was lower due to accelerated amortization of premiums in the CMO portfolio, resulting from the higher level of refinancing in the underlying mortgages.

         We increased the average balance of our loans by 1.9% from $67,371,037 during the first nine months of 2003 to $68,659,373 during the first nine months of 2004 and average yield increased by 21 basis points. These were the principal reasons for an $186,453 increase in interest income from loans. Seeking to limit the adverse effects of lower market interest rates, we shifted our lending strategy to require minimum rates on a larger portion of our prime-based loan portfolio. We also received $18,550 of interest during the nine months on prior period loans that had been designated as non-accrual and which were paid in full in 2004. In contrast, during the first nine months of 2003, reported interest was reduced by $28,000 because we designated a number of loans as non-accrual and reversed interest income that we had accrued but not received. Finally, we had a $15,541 decrease in income from overnight funds and other interest earning assets as we invested less in those categories because of their lower yields.

         Interest Expense. Interest expense was $798,841 for the nine months ended September 30, 2004, compared to $645,708 for the nine months ended September 30, 2003, an increase of 23.7%. The increase was the direct result of $227,421 of interest on trust preferred securities and was partially offset by the lower rates paid on principal interest bearing deposit categories - savings, time deposit, money market and NOW accounts - as the lower interest rate environment offset the growth of our deposit base. Our average cost of funds increased from 0.98% to 1.06% between the periods because of the 6.91% average cost of the trust preferred securities and the related increase in its average balance of $4,379,562 for the applicable periods. Our average cost of interest-bearing deposits (excluding the trust preferred securities) declined from 0.94 % to 0.75% due to the general decline in market interest rates and the re-pricing of our time deposits. Furthermore, we continued to increase the volume of non-interest checking accounts, a zero cost funding source, which represented 44% of the growth in average total deposits. This increase was a direct result of our efforts to increase low cost funding sources. The recent increase in the Federal Funds rate to 1.75% from 1.00% in 2004 is likely to cause our cost of deposits to increase.

         Net Interest Income Before Provision for Loan Losses. Net interest income before the provision for loan losses was $6,129,889 for the nine months ended September 30, 2004, an increase of $1,366,405, or 28.7% over the $4,763,484 we had in the comparable nine months of 2003. The increase was driven primarily by the increase in the volume of interest-earning assets. We have continued to implement our growth strategy which resulted in an increase of $30,999,122 in interest earning assets, most of which increase was invested in investment securities. Our interest rate spread improved in the nine months of 2004 to 4.14% from 3.95% in the nine months of 2003, principally for the following reasons:

         o lower market interest rates allowed us to decrease our cost of deposits, thereby offsetting the increase in our average costs due to the expense of the trust preferred securities;
         o we were more aggressive in imposing minimum interest rate floors on our new loan originations to combat the effects of the low prime interest rate;
         o we deployed available cash and funds from deposit growth into higher yielding investment securities rather than overnight investments; and
         o as discussed above, we received interest during the first nine months of 2004 on a non-accruing loan that was paid for a prior period and we had the reverse situation in the first nine months of 2003 due to designating loans as non-accrual.

         Loans are our highest yielding asset category, and due to interest rate floors on many of our prime-based loans, our loan yields have been relatively constant in recent quarters. In contrast, the average yield on other (non-loan) interest earning assets was approximately 3.64% during the first nine months of 2004, compared to approximately 2.77% during the first nine months of 2003. This improvement resulted from our strategy to reduce overnight and similar investments in favor of investment securities with higher yields, the recent increases in the Federal Funds rate and the reduction in the amortization of premiums in the mortgage-backed security portfolio due to slower prepayments. The average level of investment securities represented 80.9% of non-loan earning assets in the first nine months of 2004 compared to 69.4% in the first nine months of 2003. The growth in the loan portfolio was slower than the growth in the investment securities portfolio due to competitive pressures for loans in our marketplace.

         Provision for Loan Losses. The provision for loan losses was $130,000 for the nine months ended September 30, 2004, compared to $120,000 for the nine months ended September 30, 2003. The increase in the provision was primarily due to a moderate increase in the rate of delinquencies and charge-offs in the loan portfolio.

         Non-interest Income. Non-interest income was $1,398,000 for the nine months ended September 30, 2004, compared to $1,167,213 during the same period last year. The $230,787, or 19.8%, increase in non-interest income was a direct result of a $253,432 increase in service charges on deposits, more specifically because of the increase in the deposit base and a related increase in aggregate overdraft fees charged to customers.

         Non-interest Expense. Non-interest expense was $4,388,708 for the nine months ended September 30, 2004, compared to $3,925,792 for the nine months ended September 30, 2003. The principal causes were:

  o $420,073 in higher salary and benefits costs due to normal salary increases, a slight increase in staffing to support growth, compensation expense related to our ESOP and higher benefit costs.

  o $30,965 in higher legal expenses due to, in part to becoming a SEC registered company and lease negotiations on our pending branch.
  o $31,686 in higher professional fees primarily due to becoming a SEC registered company, and increased costs due to our growth.
  o $8,036 decrease in occupancy expenses and a $21,097 decrease in computer expenses due to the retirement of certain depreciable assets.

         Income Tax Expense. Income tax expense was $1,401,862 for the nine months ended September 30, 2004, compared to income tax expense of $878,049 for the nine months ended September 30, 2003, due to the $1,124,276 increase of income before income taxes in the first nine months of 2004. Our effective tax rate remained the same for the nine months ended September 30, 2004 and 2003 at 46.6%.

                                                                      VSB Bancorp, Inc.
                                                            Consolidated Average Balance Sheets
                                                                        (unaudited)

                                                     Three                                         Three
                                                  Months Ended                                  Months Ended
                                                 Sep. 30, 2004                                 Sep. 30, 2003
                                  ------------------------------------------    ------------------------------------------
                                    Average                       Yield/          Average                       Yield/
                                    Balance        Interest        Cost           Balance        Interest        Cost
                                  ------------   ------------   ------------    ------------   ------------   ------------
Assets:
Interest-earning assets:
  Loans receivable                $ 68,317,088   $  1,335,491           7.78%   $ 71,248,645   $  1,349,614           7.52%
  Money market investments             589,156          1,746           1.18         220,854            828           1.49
  Investment securities, afs        97,280,749      1,074,268           4.39      64,287,537        495,576           3.06
  Other interest-earning assets     26,968,064         86,102           1.27      24,853,624         53,714           0.86
                                  ------------   ------------                   ------------   ------------
  Total interest-earning assets    193,155,057      2,497,607           5.14     160,610,660      1,899,732           4.69

Non-interest earning assets         14,277,060                                    10,977,079
                                  ------------                                  ------------
  Total assets                    $207,432,117                                  $171,587,739
                                  ============                                  ============

Liabilities and equity:
Interest-bearing liabilities:
  Savings accounts                $ 13,449,113         16,910           0.50    $  9,515,298         13,228           0.55
  Time accounts                     43,112,683        107,626           0.99      30,764,264         83,732           1.08
  Money market accounts             23,147,249         50,924           0.88      25,492,919         57,946           0.90
  Now accounts                      23,996,409         25,494           0.42      27,057,938         30,199           0.44
  Trust preferred                    5,000,000         86,362           6.91       1,847,826         31,666           6.80
                                  ------------   ------------                   ------------   ------------
    Total interest-bearing
      liabilities                  108,705,454        287,316           1.05      94,678,245        216,771           0.91
  Checking accounts                 85,524,196                                    65,143,301
                                  ------------                                  ------------
Total deposits                     194,229,650                                   159,821,546
Other liabilities                    2,210,716                                     1,397,538
                                  ------------                                  ------------
  Total liabilities                196,440,366                                   161,219,084
Equity                              10,991,751                                    10,368,655
                                  ------------                                  ------------
  Total liabilities and equity    $207,432,117                                  $171,587,739
                                  ============                                  ============

Net interest income/net
 interest rate spread                            $  2,210,291           4.09%                  $  1,682,961           3.78%
                                                 ============   ============                   ============   ============

Net interest earning assets/
 net interest margin              $ 84,449,603                          4.55%   $ 65,932,415                          4.16%
                                  ============                  ============    ============                  ============

Ratio of interest-earning
 assets to interest-bearing
 liabilities                              1.78 x                                        1.70 x
                                  ============                                  ============


                                                     Nine                                         Nine
                                                  Months Ended                                 Months Ended
                                                 Sep. 30, 2004                                Sep. 30, 2003
                                  ------------------------------------------   ------------------------------------------
                                    Average                       Yield/         Average                       Yield/
                                    Balance        Interest        Cost          Balance        Interest        Cost
                                  ------------   ------------   ------------   ------------   ------------   ------------
Assets:
Interest-earning assets:
  Loans receivable                  68,659,373   $  3,952,991           7.68%  $ 67,371,037   $  3,766,538           7.47%
  Money market investments             580,311          5,010           1.15         74,155          1,554           2.80
  Investment securities, afs        88,228,775      2,815,246           4.26     55,106,280      1,466,620           3.56
  Other interest-earning assets     20,264,644        155,483           1.02     24,182,509        174,480           0.96
                                  ------------   ------------                  ------------   ------------
  Total interest-earning assets    177,733,103      6,928,730           5.20    146,733,981      5,409,192           4.93

Non-interest earning assets         12,349,274                                    9,911,875
                                  ------------                                 ------------
  Total assets                    $190,082,377                                 $156,645,856
                                  ============                                 ============

Liabilities and equity:
Interest-bearing liabilities:
  Savings accounts                $ 12,044,085         45,090           0.50   $  8,798,181         44,650           0.68
  Time accounts                     36,488,927        267,620           0.98     27,544,142        263,678           1.28
  Money market accounts             23,387,096        150,876           0.86     25,212,142        209,473           1.11
  Now accounts                      24,161,860         76,168           0.42     25,706,480         96,241           0.50
  Trust preferred                    5,000,000        259,087           6.91        620,438         31,666           6.82
                                  ------------   ------------                  ------------   ------------
    Total interest-bearing
      liabilities                  101,081,968        798,841           1.06     87,881,383        645,708           0.98
  Checking accounts                 75,821,008                                   57,248,040
                                  ------------                                 ------------
Total deposits                     176,902,976                                  145,129,423
Other liabilities                    1,919,346                                    1,396,634
                                  ------------                                 ------------
  Total liabilities                178,822,322                                  146,526,057
Equity                              11,260,055                                   10,119,799
                                  ------------                                 ------------
  Total liabilities and equity    $190,082,377                                 $156,645,856
                                  ============                                 ============

Net interest income/net
 interest rate spread                            $  6,129,889           4.14%                 $  4,763,484           3.95%
                                                 ============   ============                  ============   ============

Net interest earning assets/
 net interest margin              $ 76,651,135                          4.60%  $ 58,852,598                          4.34%
                                  ============                  ============   ============                  ============

Ratio of interest-earning
 assets to interest-bearing
 liabilities                              1.76 x                                       1.67 x
                                  ============                                 ============

See notes to consolidated financial statements.



Liquidity and Capital Resources

         Our primary sources of funds are increases in deposits and proceeds from the repayment of investment securities. We use these funds principally to purchase new investment securities and to fund increases in our loan portfolio.

         During the nine months ended September 30, 2004, we had a net increase in deposits of $46,633,933 and proceeds from repayment of investment securities totaled $22,877,999. We used those funds to finance a $718,850 increase in our loan portfolio and to purchase $53,186,695 of investment securities and money market investments. The increase in deposits is primarily attributable to deposit increases at all our branches and the $5 million time deposit from the City of New York, into our St. George branch, under the City's new Bank Development District deposit program.

         In contrast, during the comparable period of 2003, deposits increased by $49,669,035 and proceeds from the repayment of investment securities totaled $42,096,530. We used those funds to finance a $7,826,113 increase in our loan portfolio and to purchase $75,421,382 of investment securities and money market investments.

         The principal reason that we entered into the trust preferred securities transaction discussed above was to increase regulatory capital to support growth. Although the proceeds of the trust preferred securities do not constitute capital under GAAP, the Board of Governors of the Federal Reserve System permits a bank holding company to include such proceeds as capital when determining satisfaction of regulatory capital ratios, up to 25% as Tier 1 capital. The Company contributed $4.2 million of the proceeds of the trust preferred securities to Victory State Bank as additional capital in order to increase the bank's capital ratios and allow for future growth. Victory State Bank satisfied all capital ratio requirements of the Federal Deposit Insurance Corporation, at September 30, 2004, with a Tier I Leverage Capital ratio of 8.19%, a ratio of Tier I Capital to Risk-Weighted Assets ratio of 16.77%, and a Total Capital to Risk-Weighted Assets ratio of 17.99%.

         In the first nine months of 2004 and 2003, funds available to us exceeded the amount of investments we chose to make, so we experienced a $20,576,462 increase in cash and cash equivalents in the first nine months of 2004 pending reinvestment in loans and investment securities compared to a $14,788,498 increase in cash and cash equivalents during the first nine months of 2003. Total cash and cash equivalents at September 30, 2004 were $50,764,203. One of the important tasks facing management in upcoming periods is to seek to satisfactorily deploy this level of cash and cash equivalents, as well as a portion of our investment securities, into higher yielding interest-earning assets such as loans.

The following table sets forth our contractual obligations and commitments for future lease payments, time deposit maturities and loan commitments.


Contractual Obligations and Commitments at September 30, 2004

Contractual Obligations                                           Payment due by Period
                                           -------------------------------------------------------------------

                                            Less than    One to three  Four to five     After     Total Amounts
                                             One Year       years         years      five years     committed
                                           -----------   -----------   -----------   -----------   -----------
Minimum annual rental  payments under
      non-cancelable operating leases      $   332,830   $   582,706   $   443,034   $ 1,453,410   $ 2,811,980
Remaining contractual maturities of time
      deposits                              33,403,504    14,984,958     1,553,614     1,387,161    51,329,237
                                           -----------   -----------   -----------   -----------   -----------
 Total contractual cash obligations        $33,736,334   $15,567,664   $ 1,996,648   $ 2,840,571   $54,141,217
                                           ===========   ===========   ===========   ===========   ===========


Other commitments                                       Amount of commitment Expiration by Period
                                           -------------------------------------------------------------------

                                            Less than    One to three  Four to five     After     Total Amounts
                                             One Year       years         years      five years     committed
                                           -----------   -----------   -----------   -----------   -----------

                                           -----------   -----------   -----------   -----------   -----------
Loan commitments                           $29,254,496   $ 8,394,000   $        --   $        --   $37,648,496
                                           ===========   ===========   ===========   ===========   ===========

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


Critical Accounting Policies and Judgments

         The Company's consolidated financial statements are prepared based on the application of certain accounting policies, the most significant of which are described in Note 2 "Summary of Significant Accounting Policies" in the Notes to the Consolidated Financial Statements and in the "Management's Discussion and Analysis of Financial Condition and Results of Operations: Impact of New Accounting Pronouncements" in the Company's report on Form 10-KSB as filed on March 24, 2004. Certain of these policies require numerous estimates and strategic or economic assumptions that may prove inaccurate or subject to variations and may significantly affect the Company's reported results and financial position for the period or future periods. The use of estimates, assumptions, and judgments are necessary when financial assets and liabilities are required to be recorded at, or adjusted to reflect, fair value. The Company's assets and liabilities that are carried at fair value inherently result in more financial statement volatility. Fair values and the information used to record valuation adjustments for certain assets and liabilities are based on either quoted market prices or provided by other independent third-party sources, when available. When such information is not available, the Company's management estimates valuation adjustments primarily by using internal cash flow and other financial modeling techniques. Changes in underlying factors, assumptions, or estimates in any of these areas could have a material impact on the Company's future financial condition and results of operations. We consider the methodology for determining the allowance for loan losses to be a critical accounting policy.

         Allowance for loan losses - The Company's Allowance for Loan Losses is established through a provision for loan losses based on management's evaluation of the risks inherent in its loan portfolio and the general economy. Such evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers among other matters, the estimated net realizable value of the underlying collateral, economic conditions, any historical loan loss experience and other factors that warrant recognition in providing for an appropriate loan loss allowance. The Company identifies and evaluates the following pools of similar loan categories when analyzing the Allowance for Loan Losses: (i) Commercial Loans - Secured and Unsecured; (ii) Real Estate Loans - Commercial and One-to-four family; (iii) Construction Loans
- Commercial and One-to-four family and (iv) Other Loans - Consumer and Other Loans.

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

Item 3 - Controls and Procedures

         Evaluation of Disclosure Controls and Procedures: As of September 30, 2004, we undertook an evaluation of our disclosure controls and procedures under the supervision and with the participation of Merton Corn, our President and CEO, and Raffaele Branca, our Executive Vice President and CFO. Disclosure controls are the systems and procedures we use that are designed to ensure that information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934 (such as annual reports on Form 10-KSB and quarterly periodic reports on Form 10-QSB) is recorded, processed, summarized and reported, in a manner which will allow senior management to make timely decisions on the public disclosure of that information. Messrs. Corn and Branca concluded that our current disclosure controls and procedures are effective in ensuring that such information is (i) collected and communicated to senior management in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Since our last evaluation of our disclosure controls, we have not made any significant changes in, or corrective actions taken regarding, either our internal controls or other factors that could significantly affect those controls.

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



                                         VSB Bancorp, Inc.



     Date: November 10, 2004             /s/ MERTON CORN
                                         ---------------------------------------
                                         Merton Corn
                                         President and Chief Executive Officer



     Date: November 10, 2004             /s/ RAFFAELE M. BRANCA
                                         ---------------------------------------
                                         Raffaele M. Branca
                                         Executive Vice President and Chief
                                         Financial Officer



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



---------------------------------
Item 6 - Exhibits

Exhibit
Number         Description of Exhibit
------         ----------------------
31.1           Rule 13A-14(a)/15D-14(a) Certification of Chief Executive Officer
31.2           Rule 13A-14(a)/15D-14(a) Certification of Chief Financial Officer
32.1           Certification by CEO pursuant to 18 U.S.C. 1350.
32.2           Certification by CFO pursuant to 18 U.S.C. 1350.