Form 10KSB/A
period 2003-12-31
VSB BANCORP INC
filed 2005-03-07
CIK 1225874

UNITED STATES
                        SECURITY AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20849

                                  FORM 10-KSB/A
                                AMENDMENT No. 1

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. [X].

State Issuer's revenues for the most recent fiscal year:  $9,213,582.

The aggregate market value of the voting stock held by non-affiliates of the registrant at March 24, 2004 was $20,232,755.

Documents incorporated by reference:

Portions of the registrant's definitive proxy statement filed on or about March 23, 2004 into Part III of this Form 10-KSB/A.

The registrant had 1,411,982 common shares outstanding as of March 24, 2004.

Explanatory Note

This amendment is being filed to reflect the restatement of the Company's consolidated financial statements as discussed in Note 20 thereto. Except for the effects of the restatement, no other information included in the original report on Form 10-KSB is amended by this Form 10-KSB/A.

                           Forward-Looking Statements

         When used in this Form 10-KSB/A, or in any written or oral statement made by us or our officers, directors or employees, the words and phrases "will result," "expect," "will continue," "anticipate," "estimate," "project," or similar terms are intended to identify "forward-looking statements." A variety of factors could cause our actual results and experiences to differ materially from the anticipated results or other expectations expressed in any forward-looking statements. Some of the risks and uncertainties that may affect our operations, performance, development and results, the interest rate sensitivity of our assets and liabilities, and the adequacy of our loan loss allowance, include, but are not limited to:

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

Summary of Significant Accounting Policies

     The following is a description of the significant accounting and reporting policies followed in preparing and presenting financial data included in this Report on Form 10-KSB/A. These policies conform with accounting principles generally accepted in the United States of America ("GAAP").

     Principles of Consolidation - The consolidated financial statements of the Company include the accounts of the Company, including its subsidiary, Victory State Bank (the "Bank"). All significant intercompany accounts and transactions between the Company and Bank have been eliminated in consolidation.

     Use of Estimates - The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses during the reporting period. Actual results can differ from those estimates.

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

     Investment Securities, Available for Sale - Investment securities, available for sale, are to be held for an indefinite period of time and include securities that management intends to use as part of our asset/liability strategy. These securities may be sold in response to changes in interest rates, prepayments or other factors and are carried at estimated fair value. Gains or losses on the sale of such securities are determined by the specific identification method. Premiums and discounts are recognized in interest income using a method that approximates the level yield method. Unrealized holding gains or losses, net of deferred income taxes, are excluded from earnings and reported as other comprehensive income in a separate component of stockholders' equity until realized.

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

     Long-Lived Assets - We periodically evaluate the recoverability of long-lived assets, such as premises and equipment, to ensure the carrying value has not been impaired. In performing the review for recoverability, we estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows is less than the carrying amount, we will recognize an impairment. We report these assets at the lower of the carrying value or fair value.

     Subordinated debt - In August of 2003, the Company formed VSB Capital Trust I (the "Trust"). The Trust is a statutory business trust organized under Delaware law and the Company owns all of its common securities. The Trust issued $5.0 million of Trust Preferred Capital Securities to an independent investor and $155,000 of common securities to the Company. The Company issued a $5.16 million subordinated debenture to the Trust. The subordinated debenture is the sole asset of the Trust. The subordinated debenture and the Trust Preferred Capital Securities pay interest and dividends, respectively, on a quarterly basis, at a rate of 6.909% for the first five years. They mature thirty years after the issuance of the securities and are non-callable for five years. After the first five years, the Trust Preferred Securities may be called by the Company at any quarterly interest payment date at par and the rate of interest that fluctuates quarterly based upon 300 basis points over the 90 day LIBOR rate.

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

     Basic and Diluted Net Income Per Common Share - Basic net income per share of common stock is based on 1,407,999, 1,400,592 and 1,400,000, the weighted average number of common shares outstanding for the years ended December 31, 2003, 2002 and 2001, respectively. Diluted net income per share of common stock is based on 1,467,616, 1,455,423 and 1,413,808, the weighted average number of common shares and potentially dilutive common shares outstanding for the years ended December 31, 2003, 2002 and 2001, respectively. The weighted average number of potentially dilutive common shares excluded in calculating diluted net income per common share due to the anti-dilutive effect is 52,183, 64,969 and 57,792 shares for the years ended December 31, 2003, 2002, and 2001, respectively. Common stock equivalents were calculated using the treasury stock method.

     Stock Based Compensation - At December 31, 2003, we had stock-based employee compensation plans. We account for these plans under Accounting Principles Board Opinions ("APB Opinion") No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation expense has been reflected in net income for stock options as all rights and options to purchase our stock granted under these plans have an exercise price equal to the market value of the underlying stock on the date of grant.

     If compensation cost for the Stock Plan and Director's Stock Plan awards had been measured based on the fair value of the stock options awarded at the grant dates, net income and basic and diluted earnings per common share would have been reduced to the pro-forma amounts on the table below for the years ended December 31, 2003, 2002 and 2001.

                                                    2003            2002            2001
                                               -------------   -------------   -------------
Net Income
     As reported                               $   1,520,373   $   1,180,308   $     925,032
     Less: Total stock-based compensation
     expense determined under the fair value
     method for all rewards, net of related
     tax effects                                      20,666          22,942          31,281
                                               -------------   -------------   -------------

Pro-forma                                      $   1,499,707   $   1,157,366   $     893,751
                                               =============   =============   =============


                                                    2003            2002            2001
                                               -------------   -------------   -------------

Basic earnings per common share
     As restated                               $        1.08   $        0.84   $        0.66
     Less: Total stock-based compensation
     expense determined under the fair value
     method for all rewards, net of related
     tax effects                                        0.01            0.01            0.02
                                               -------------   -------------   -------------

Pro-forma                                      $        1.07   $        0.83   $        0.64
                                               =============   =============   =============


                                                    2003            2002            2001
                                               -------------   -------------   -------------

Diluted earnings per common share
     As restated                               $        1.04   $        0.81   $        0.65
     Less: Total stock-based compensation
     expense determined under the fair value
     method for all rewards, net of related
     tax effects                                        0.02            0.01            0.02
                                               -------------   -------------   -------------

Pro-forma                                      $        1.02   $        0.80   $        0.63
                                               =============   =============   =============

     Recently-Issued Accounting Pronouncements - In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"), which establishes how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on our financial position or results of operations.

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

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin
(ARB) 51. FIN 46 addresses consolidation by business enterprises of variable interest entities ("VIE"). FIN 46 requires a VIE to be consolidated by a company will absorb a majority of the VIE's expected losses, receive a majority of the VIE's expected residual returns, or both. The provisions are effective for any new entities that are originated subsequent to January 31, 2003. The adoption of FIN 46 resulted in the non consolidation of VSB Capital Trust I, a special purpose trust created to issue trust preferred securities

Lending Activities

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

The following table sets forth the composition of our loan portfolio in dollar amounts and in percentages at the dates indicated

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

                                                               At December 31, 2003
                             ---------------------------------------------------------------------------------------

                              Commercial     Commercial                                     Other
                              Unsecured       Secured      Construction   Real Estate      Loans (1)        Total
                             ------------   ------------   ------------   ------------   ------------   ------------
Amounts due:
 Within one year (1)         $  4,981,131   $    144,385   $ 11,347,643   $  5,099,590   $    737,729   $ 22,310,478
  After one year:
  One to five years             3,924,456      1,751,989     10,913,206     27,926,037        722,787     45,238,475
Total due after five years             --             --             --        773,400             --        773,400
                             ------------   ------------   ------------   ------------   ------------   ------------
    Total amount due            8,905,587      1,896,374     22,260,849     33,799,027      1,460,516     68,322,353

Less:
  Unearned fees                        --          4,810        178,744        157,338             --        340,892
  Allowance for loan
      losses                      218,871         22,766        354,792        536,166         30,181      1,162,776
                             ------------   ------------   ------------   ------------   ------------   ------------
Loans, net                   $  8,686,716   $  1,868,798   $ 21,727,313   $ 33,105,523   $  1,430,335   $ 66,818,685
                             ============   ============   ============   ============   ============   ============

(1) Amount includes overdrawn deposit accounts of $414,895.


The following table sets forth at December 31, 2003, the dollar amount of all loans, due after December 31, 2003, and whether such loans have fixed or variable interest rates.

                                               Due After December 31, 2003
                                      ------------------------------------------
                                         Fixed         Variable         Total
                                      ------------   ------------   ------------

Commercial Loans:
    Unsecured                         $  5,084,543   $  3,821,044   $  8,905,587
    Secured                                808,265      1,088,109      1,896,374
Real Estate
    Commercial                             408,079     32,008,458     32,416,537
    One-to-four                          1,382,490             --      1,382,490
Construction                                    --     22,260,849     22,260,849
Other loans                              1,460,516             --      1,460,516
                                      ------------   ------------   ------------
    Total loans                       $  9,143,893   $ 59,178,460   $ 68,322,353
                                      ============   ============   ============

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

The following table sets forth delinquencies in our loan portfolio as of the dates indicated:

                                             At December 31, 2003
                                   ----------------------------------------
                                       60-89 Days         90 Days or more
                                   Number   Principal    Number   Principal
                                   ------   ---------    ------   ---------

Commercial real estate                  2   $ 503,694         4   $ 259,026
Commercial construction                --          --         1     145,000
Commercial unsecured                   --          --         1      30,619
Other                                  --          --         1       4,406
                                   ------   ---------    ------   ---------
Total                                   2   $ 503,694         7   $ 439,051
                                   ======   =========    ======   =========

Delinquent loans to total loans                  0.74%                 0.64%


                                             At December 31, 2002
                                   ----------------------------------------
                                       60-89 Days         90 Days or more
                                   Number   Principal    Number   Principal
                                   ------   ---------    ------   ---------

Commercial real estate                 --   $      --         7   $ 925,952
Commercial construction                --          --        --          --
Commercial unsecured                   --          --         1      14,734
Other                                  --          --        --          --
                                   ------   ---------    ------   ---------
Total                                  --   $      --         8   $ 940,686
                                   ======   =========    ======   =========

Delinquent loans to total loans                  0.00%                 1.48%

Loans 90 days or more past due represent non-accrual loans for 2003 and 2002.

Non-performing Assets. The following table sets forth information about our non-performing assets at December 31, 2003 and 2002.

                                        At December 31,     At December 31,
                                             2003                 2002
                                        ---------------     ---------------

Non-performing assets:
  Commercial loans:
    Unsecured                              $  30,619           $  14,734
  Commercial real estate                     259,026             313,039
  Construction                               145,000                  --
  Consumer loan                                4,406                  --
                                           ----------          ---------

       Total non-performing assets         $ 439,051           $ 327,773
                                           =========           =========

Non-performing loans to total loans             0.64%               0.51%
Non-performing loans to total assets            0.24%               0.24%
Non-performing assets to total assets           0.24%               0.24%

The following table sets forth the aggregate carrying value of our assets classified as Substandard, Doubtful and Loss according to asset type:

                              At December 31, 2003           At December 31, 2003
                                   Substandard                     Doubtful
                            ---------------------------   ---------------------------
                               Number         Amount         Number         Amount
                            ------------   ------------   ------------   ------------
Classification of assets:
Commercial Loans:
    Unsecured                          3   $     61,622             --             --
Commercial Real Estate                 4        272,997              2         52,395
Construction                           2        360,000             --             --
Other                                  2          6,818             --             --
                            ------------   ------------   ------------   ------------
    Total loans                       11   $    701,437              2   $     52,395
                            ============   ============   ============   ============

No assets were classified as Loss at year end 2003.

Allowance for Loan Losses

Our allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risks inherent in its loan portfolio and the general economy. When analyzing the adequacy of the allowance for loan losses, management first considers performing loans in our loan portfolio that have no material identified weaknesses. Management considers historical experience, the state of the economy, our credit process, the nature of collateral, industry trends, geographic considerations and other factors, when assessing these loans. Management then establishes an amount equal to a fixed percentage of the performing loans in each of our five principal loan categories as appropriate to be included in the allowance to cover inherent weaknesses in the broad category of loans. Currently, these percentages are: commercial secured - 0.75%; commercial unsecured - 1.75%; residential secured - 0.50%; consumer secured - 0.75%; consumer unsecured - 1.75%.

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

The following table sets forth the activity in our allowance for loan losses:

                                                           For the Year
                                                              Ended
                                                           December 31,
                                                  -----------------------------
                                                      2003             2002
                                                  ------------     ------------

Allowance for Loan Losses:
   Balance at beginning of period                 $  1,168,358     $    894,692
   Charge-offs:
   Commercial loans:
     Unsecured                                        (315,490)        (130,191)
   Other loans                                         (17,138)         (24,421)
                                                  ------------     ------------
Total charge-offs                                     (332,628)        (154,612)
Recoveries                                             122,046           73,278
Provision charged to income                            205,000          355,000
                                                  ------------     ------------
Balance at end of period                          $  1,162,776     $  1,168,358
                                                  ============     ============

Ratio of net charge-offs during the period to
 average loans outstanding during the period              0.49%            0.27%
Ratio of allowance for loan losses to
 total loans at the end of period                         1.70%            1.83%
Ratio of allowance for loan losses to
 non-performing loans at the end of the period          264.84%          356.45%
Ratio of allowance for loan losses to
 non-performing assets at the end of the period         264.84%          356.45%

The following table sets forth the allocation of our allowance for loan losses among each of the categories listed.

                                        At December 31,                At December 31,
                                             2003                           2002
                                  ---------------------------    ---------------------------
                                                 % of Loans                     % of Loans
                                                 in Category                    in Category
                                                     to                             to
                                     Amount      Total Loans        Amount      Total Loans
                                  ------------   ------------    ------------   ------------
Allowance:
  Commercial loans:
    Unsecured                     $    218,871           13.1%   $    290,496           17.8%
    Secured                             22,766            2.8          55,186            6.3
  Commercial real estate               523,209           47.5         567,390           49.1
  Residential real estate loans         12,957            2.0           8,896            0.8
  Construction loans                   354,792           32.5         206,920           23.3
  Other loans                           30,181            2.1          39,470            2.7
                                  ------------   ------------    ------------   ------------
Total allowances                     1,162,776          100.0%      1,168,358          100.0%
                                  ------------   ============    ------------   ============

Total allowance for
    loan losses                   $  1,162,776                   $  1,168,358
                                  ============                   ============

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

The following table sets forth certain information regarding the amortized cost and market values of the investment securities, available for sale portfolio at the dates indicated:

                                                                  At December 31,
                                             ---------------------------------------------------------
                                                         2003                         2002
                                             ---------------------------   ---------------------------
                                              Amortized        Market       Amortized         Market
                                                 Cost          Value           Cost           Value
                                             ------------   ------------   ------------   ------------
Investments securities, available for sale
US Government Agency                         $  2,000,000   $  2,000,000   $         --   $         --
FNMA 7 Year Balloon                               698,940        743,311      1,103,196      1,183,522
FHLMC                                           1,013,649      1,033,838      2,886,223      2,957,504
GNMA                                            3,782,659      3,732,954             --             --
Whole Loan MBS                                  3,691,027      3,746,108             --             --
Collateralized mortgage obligations            72,302,939     71,915,336     38,202,656     38,858,634
                                             ------------   ------------   ------------   ------------

                                             $ 83,489,214   $ 83,171,547   $ 42,192,075   $ 42,999,660
                                             ============   ============   ============   ============

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
                           =========              ==========              =========              ===========             ===========


                                                                    At December 31, 2002
                           ---------------------------------------------------------------------------------------------------------
                                       Weighted                Weighted               Weighted                Weighted
                           Less Than   Average     1 To 5      Average    5 To 10     Average      Over 10     Average
                            1 Year      Yield       Years       Yield      Years       Yield        Years       Yield       Total
                           ---------   --------   ----------   --------  ----------   --------   -----------  --------   -----------
Investment Securities:
FNMA 7 Year Balloon        $      --       --%    $1,103,196     6.76%   $       --       --%    $        --        --%  $ 1,103,196
FHLMC                             --       --             --       --     2,886,223     5.42              --        --     2,886,223
Collateralized Mortgage
   Obligations                57,999     5.92        256,209     7.12     3,806,064     5.15      34,082,384      5.07    38,202,656
                           ---------              ----------             ----------              -----------             -----------

Total                      $  57,999     5.92%    $1,359,405     6.83%   $6,692,287     5.27%    $34,082,384      5.07%  $42,192,075
                           =========              ==========             ==========              ===========             ===========

The following table sets forth certain information regarding the carrying and market values of our money market securities portfolio, which was classified as held to maturity, at the dates indicated:

                                            At December 31,
                       ---------------------------------------------------------
                                   2003                          2002
                       ---------------------------   ---------------------------
                         Carrying        Market        Carrying        Market
                          Value          Value          Value          Value
                       ------------   ------------   ------------   ------------

Money Market Deposit   $    599,356   $    599,356   $         --   $         --
                       ------------   ------------   ------------   ------------

     Total             $    599,356   $    599,356   $         --   $         --
                       ============   ============   ============   ============

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

The following table presents deposit activity for the periods indicated.

                                               Year Ended     Year Ended     Year Ended
                                              December 31,   December 31,   December 31,
                                                  2003           2002           2001
                                              ------------   ------------   ------------
Beginning balance                             $123,702,365   $ 91,132,816   $ 58,951,626
      Net increase before interest credited     43,211,836     31,747,263     31,102,924
      Interest credited on deposits                788,600        822,286      1,078,266
                                              ------------   ------------   ------------

Ending balance                                $167,702,801   $123,702,365   $ 91,132,816
                                              ============   ============   ============

The following table provides information regarding the remaining term to maturity of our time deposits over $100,000 at December 31, 2003:

     Maturity Period                                         Amount
   -----------------                                     --------------

   Three months or less                                  $   19,612,143
   Over three through six months                              1,196,452
   Over six through 12 months                                   489,937
   Over 12 months                                               309,429
                                                         --------------
       Total                                             $   21,607,961
                                                         ==============

The following table presents by various rate categories, the amount and the periods to maturity of the certificate accounts outstanding at December 31, 2003.

                                        Over Six Mos.   Over One Year   Over Two Years
                          Six Months     Through One     Through Two    Through Three    Over Three
                           And Less         Year            Years           Years           Years           Total
                        -------------   -------------   -------------   -------------   -------------   -------------
Certificate accounts:
   0.00% to 0.99%       $     408,353   $          --   $          --   $          --   $          --   $     408,353
   1.00% to 1.99%          27,288,070       2,086,418         357,652         516,716          50,330      30,299,186
   2.00% to 2.99%              68,096          37,033              --         547,044         925,009       1,577,182
   3.00% to 3.99%               2,494              --              --              --              --           2,494

                        -------------   -------------   -------------   -------------   -------------   -------------
                        $  27,767,013   $   2,123,451   $     357,652   $   1,063,760   $          --   $  32,287,215
                        =============   =============   =============   =============   =============   =============

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

We are subject to capital adequacy guidelines of the Federal Reserve. The guidelines apply on a consolidated basis and require bank holding companies to maintain a minimum ratio of Tier1 capital to total assets of 4.0%. The minimum ratio is 3.0% for the most highly rated bank holding companies. The Federal Reserve's capital adequacy guidelines also require bank holding companies to maintain a minimum ratio of qualifying total capital to risk-weighted assets of 8.0%, and a minimum ratio of Tier1 capital to risk-weighted assets of 4.0%. As of December 31, 2003, the ratio of Tier 1 capital to total assets was 8.00%, the ratio of Tier 1 capital to risk-weighted assets was 15.72%, and the ratio of qualifying total capital to risk-weighted assets was 18.47%.

Our ability to pay dividends can be restricted if overall capital falls below levels established by the Federal Reserve's guidelines.

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

We have not elected to be treated as a financial holding company since we have no current plans to use the authority to engage in expanded activities. However, it may elect to do so in the future.

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

The FDIC has an additional, higher capital level, known as well-capitalized. In order to be classified as well-capitalized, a bank must have a Tier1 leverage ratio of at least 5%, a Tier1 risk-based capital ratio of at least 6% and a total risk-based capital ratio of at least 10%.

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

3155 Amboy Road
Staten Island, N.Y. 10306    Main Office     Leased        1997        12/31/2006        $      45,417

755 Forest Avenue
Staten Island, N.Y. 10310    Branch          Leased        1999        11/30/2013        $     198,871

One Hyatt Street
Staten Island, N.Y. 10301    Branch          Leased        1999        10/30/2014        $      88,087

1762 Hylan Boulevard (2)
Staten Island, N.Y. 10301    Branch          Leased        2001         6/30/2016        $     798,255

1766 Hylan Boulevard (3)
Staten Island, N.Y. 10301    Retail Stores   Leased        2001         6/30/2016        $     233,238
                                                                                         -------------

Total net book value                                                                     $   1,363,868
                                                                                         =============

(1) All lease agreements are renewable at our option.
(2) Hylan Boulevard Branch commenced operations on December 4, 2002.
(3) We leased the retail stores at 1766 Hylan Boulevard as a component of the lease for the Hylan branch and we sublease the property to retail tenants.

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

Item 4, Submission of Matters to a Vote of Security Holders.

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

                                                              2003
                                                              ----
                        First Quarter*        Second Quarter*      Third Quarter       Fourth Quarter
                        --------------        ---------------      -------------       --------------
High Bid..............      $14.50                 $15.00              $15.75               $18.75
Low Bid...............      $12.50                 $12.00              $13.13               $15.38

                                                              2002
                                                              ----
                        First Quarter*        Second Quarter*      Third Quarter*      Fourth Quarter*
                        --------------        ---------------      --------------      ---------------
High Bid..............      $ 9.00                 $10.63              $10.63               $13.00
Low Bid...............      $ 7.28                 $ 9.50              $ 9.85               $10.63

*All per share prices have been adjusted for the 3 for 2 stock exchange ratio when Victory State Bank reorganized into a subsidiary of VSB Bancorp, Inc. Prices have also been restated for the one share for every three shares stock split effected as a dividend paid on March 8, 2004.

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

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

The accompanying management discussion and analysis of financial condition and results of operations gives effect to the restatement of the financial statements as described in Note 20 to the financial statements.

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


A continuation of adverse general economic conditions could make it difficult for us to execute our growth plans. Furthermore, regulatory capital requirements could have a negative effect on our ability to grow if growth outpaces our ability to support that growth with increased capital. In conjunction with the issuance of subordinated debt to VSB Capital Trust I, we contributed substantially all of the proceeds of the related trust preferred offering of VSB Capital Trust I to VSB Bancorp, Inc. and subsequently to Victory State Bank, thus increasing its capital and allowing it to satisfy its regulatory capital requirements while growth continues. However, the subordinated debt generates interest expense at the holding company level.

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

In the current interest rate environment, we generally have been investing available funds not needed for lending in CMOs and MBSs with estimated average lives of four and one-half years or less. As a result of this strategy, and based upon the assumptions used in the following table at December 31, 2003, our total interest-earning assets maturing or repricing within one year exceeded our total interest-bearing liabilities maturing or repricing in the same period by $38,605,037, representing a one year cumulative gap ratio of positive 22.06%. We closely monitor our interest rate risk as such risk relates to our operational strategies. The Victory State Bank Board of Directors has established an Asset/Liability Committee, responsible for reviewing our asset/liability policies and interest rate risk position, which generally meets quarterly and reports back to the Board on interest rate risk and trends on a quarterly basis.

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

                                                                           At December 31, 2003
                                            ------------------------------------------------------------------------------------
                                               Three              Four            More than
                                               months           to twelve        One year to       More than
                                               or less            months         five years        five years          Total
                                            -------------     -------------     -------------    -------------     -------------
Interest-earning assets:
 Commercial loans (1)                       $  63,501,552     $     187,718     $   1,268,403    $     238,400     $  65,196,073
 Consumer loans (1)                               826,367            90,478         1,921,759               --         2,838,604
 Money market investments                         599,356                --                --               --           599,356
 Mortgage-backed securities                     3,978,762        11,936,286        65,331,995               --        81,247,043
 Other interest-earning assets                 23,131,393                --                --               --        23,131,393
 Investment securities                                 --                --         2,000,000               --         2,000,000
                                            -------------     -------------     -------------    -------------     -------------
    Total interest-earning assets              92,037,430        12,214,482        70,522,157          238,400       175,012,469
Less:
 Unearned (discount) and deferred fees(2)         (73,364)         (220,091)          194,734               --           (98,721)
                                            -------------     -------------     -------------    -------------     -------------
Net interest-earning assets                    91,964,066        11,994,391        70,716,891          238,400       174,913,748

Interest-bearing liabilities:
 Savings accounts (3)                           4,157,982           519,748         3,118,487        2,598,738        10,394,955
 NOW accounts (3)                               9,451,061         1,181,383         7,088,296        5,906,913        23,627,653
 Money market accounts (3)                     18,967,324         1,185,458         2,370,916        1,185,457        23,709,155
 Certificate accounts                          24,851,007         5,039,457         2,396,751               --        32,287,215
 Subordinated debt                                     --                --         5,155,000               --         5,155,000
                                            -------------     -------------     -------------    -------------     -------------
    Total interest-bearing liabilities         57,427,374         7,926,046        20,129,450        9,691,108        95,173,978

Interest sensitivity gap                    $  34,536,692     $   4,068,345     $  50,587,441    $  (9,452,708)    $  79,739,770
                                            =============     =============     =============    =============     =============
Cumulative interest sensitivity gap         $  34,536,692     $  38,605,037     $  89,192,478    $  79,739,770     $  79,739,770
                                            =============     =============     =============    =============     =============
Cumulative interest sensitivity gap as
  a percentage of total interest-earning
  assets                                            19.73%            22.06%            50.96%           45.56%            45.56%
Cumulative net interest-earning assets
  as a percentage of total interest-
  bearing liabilities                              160.14%           159.07%           204.34%          183.78%           183.78%

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

                                     Year Ended December 31,            Year Ended December 31,          Year Ended December 31,
                                              2003                               2002                             2001
                                ---------------------------------  -------------------------------  --------------------------------
                                   Average                Yield/     Average                Yield/     Average                Yield/
                                   Balance     Interest    Cost      Balance     Interest    Cost      Balance     Interest    Cost
                                ------------  ----------  ------  ------------  ----------  ------  ------------  ----------  ------

Assets:
Interest-earning assets:
  Loans receivable              $ 68,232,867  $5,120,215   7.50%  $ 57,353,099  $4,411,688   7.69%  $ 47,593,053  $4,196,262   8.82%
  Money market investments           204,665       3,228   1.58         95,769       3,496   3.65      5,419,065     254,341   4.69
  Other interest earning assets   22,571,739     210,182   0.93     13,440,690     181,410   1.35      1,020,908      18,658   1.83
  Investment securities, afs      61,420,313   2,239,139   3.65     37,051,862   1,922,006   5.19     24,191,160   1,367,232   5.65
                                ------------  ----------          ------------  ----------          ------------  ----------
  Total interest-earning assets  152,429,584   7,572,764   4.97    107,941,420   6,518,600   6.04     78,224,186   5,836,493   7.46

 Non-interest earning assets      10,413,473                         6,668,093                         5,560,494
                                ------------                      ------------                      ------------
  Total assets                  $162,843,057                      $114,609,513                      $ 83,784,680
                                ============                      ============                      ============

Liabilities and equity:
 Interest-bearing liabilities:
  Savings accounts              $  9,150,010      57,543   0.63   $  8,064,155      71,779   0.89   $  6,326,683      84,931   1.34
  Time accounts                   28,341,812     343,317   1.21     17,186,114     387,257   2.25     15,132,408     634,293   4.19
  Money market accounts           25,379,394     264,283   1.04     17,585,434     262,750   1.49     10,844,737     255,682   2.36
  Now accounts                    25,610,959     123,457   0.48     18,351,239     100,501   0.55     14,146,510     103,360   0.73
  Subordinated debt                1,779,534     118,029   6.63             --          --     --             --          --     --
                                ------------  ----------          ------------  ----------          ------------  ----------
     Total interest-bearing
       liabilities                90,261,709     906,629   1.00     61,186,942     822,287   1.34     46,450,338   1,078,266   2.32
  Checking accounts               60,842,673                        43,345,527                        28,671,910
                                ------------                      ------------                      ------------
Total                            151,104,382                       104,532,469                        75,122,248
Other liabilities                  1,438,827                         1,222,576                           856,683
                                ------------                      ------------                      ------------
  Total liabilities              152,543,209                       105,755,045                        75,978,931
 Equity                           10,299,848                         8,854,468                         7,805,748
                                ------------                      ------------                      ------------
  Total liabilities and equity  $162,843,057                      $114,609,513                      $ 83,784,679
                                 ============                     ============                      ============
Net interest income/net
  interest rate spread                        $6,666,135   3.97%                $5,696,313   4.70%                $4,758,227   5.14%
                                              ==========   ====                 ==========   ====                 ==========   ====
Net interest earning assets/net
 interest margin                $ 62,167,875               4.37%  $ 46,754,478               5.28%  $ 31,773,848               6.08%
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

                                        Year Ended December 31, 2003              Year Ended December 31, 2002
                                               Compared to                               Compared to
                                             December 31, 2002                         December 31, 2001
                                            Increase/(Decrease)                       Increase/(Decrease)
                                          In Net Interest Income                    In Net Interest Income
                                  ---------------------------------------    -------------------------------------
                                          Due to                                      Due to
                                  ------------------------                   ------------------------
                                    Volume        Rate            Net          Volume         Rate          Net
                                  ----------   -----------    -----------    -----------    ---------    ---------
Interest-earning assets:
  Loans receivable                $  836,654   ($  128,127)   $   708,527    $   860,836    ($645,410)   $ 215,426
  Money market                         3,975        (4,243)          (268)      (249,663)      (1,182)    (250,845)
  Other interest-earning assets      123,269       (94,497)        28,772        227,282      (64,530)     162,752
  Investment securities, afs       1,264,723      (947,590)       317,133        726,630     (171,856)     554,774
                                  ----------   -----------    -----------    -----------    ---------    ---------
     Total                         2,228,621    (1,174,457)     1,054,164      1,565,085     (882,978)     682,107
                                  ----------   -----------    -----------    -----------    ---------    ---------

 Interest-bearing liabilities:
  Savings accounts                     9,664       (23,900)       (14,236)        23,282      (36,434)     (13,152)
  Time accounts                      251,003      (294,943)       (43,940)        86,050     (333,086)    (247,036)
  Money market accounts              116,130      (114,597)         1,533         41,128      (34,060)       7,068
  Now accounts                        39,928       (16,972)        22,956         30,695      (33,554)      (2,859)
  Subordinated debt                  118,029            --        118,029             --           --           --
                                  ----------   -----------    -----------    -----------    ---------    ---------
     Total                           534,755      (450,413)        84,342        181,155     (437,134)    (255,979)
                                  ----------   -----------    -----------    -----------    ---------    ---------
Net change in net interest
  income                          $1,693,866   ($  724,044)   $   969,822    $ 1,383,930    ($445,844)   $ 938,086
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

         Interest Expense. Interest expense was $906,629 for the year ended December 31, 2003, compared to $822,287 for the year ended December 31, 2002, an increase of 10.3%. The increase was the direct result of $118,029 of interest on the subordinated debt and increases in the average balance of all principal interest-bearing deposit categories - money market accounts, NOW accounts, certificates of deposit and savings accounts - as we sought funds to grow our asset base. However, the increase in interest expense was substantially moderated because of declines in market interest rate conditions. Our average cost of funds declined from 1.34% to 1.00% between the periods. Although only a 34 basis point decline, the decline represented a 25.4% decrease in our cost of funds. Furthermore, we continued to increase the volume of non-interest checking accounts as a zero cost funding source.

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

         Loans are our highest yielding asset category, and the average rate we earned on loans was 7.50% for the year ended December 31, 2003, or 19 basis points lower than the yield earned for the year ended December 31, 2002. In contrast, the average yield on other (non-loan) interest earning assets was only approximately 2.91% for the year ended December 31, 2003, compared to approximately 4.16% for the year ended December 31, 2002. An increase in the percentage of assets invested in interest earning assets other than loans had the effect of decreasing our overall average yield. The growth in the loan portfolio has been significantly outstripped by the growth of our asset base, due primarily to the gathering of deposits and to a lesser extent, the issuance of $5.2 million in subordinated debt.

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

         The average interest rate spread was 3.97% for the year ended December 31, 2003, compared to 4.70% for the same period in 2002 and the average interest rate margin was 4.37% for the year ended December 31, 2003, compared to 5.28% for the same period last year. The difference between the average interest rate spread and the average interest rate margin reflects the level of capital and non-interest-bearing checking accounts which we have to fund interest-earning assets. However, the decline in the difference between our spread and the margin from 58 basis points (5.28% minus 4.70%) for the year ended December 31, 2002 to 40 basis points (4.37% minus 3.97%) for the same period this year reflects that non-interest-bearing demand deposits and capital are more valuable as funding sources when market interest rates are higher and they can be invested in higher yielding assets. Furthermore, as we grow and leverage our capital, non-interest bearing capital represents a decreasing percentage of our funding sources.

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

Changes in Financial Condition

         Our total assets were $185,129,970 at December 31, 2003, an increase of $50,285,344, or 37.3%, since December 31, 2002. The increase resulted from the investment of funds which were available to us as the result of an increase in deposits and the receipt of the proceeds from the subordinated debt. Our deposits were $167,702,801 at December 31, 2003, an increase of $44,000,436 or 35.6%, from December 31, 2002. Substantially all of the increase in deposits was due to a $31,985,238 increase in non-interest demand deposits and a $14,509,184 increase in time deposits. The deposit increase was caused generally by our efforts to grow our franchise and specifically by the receipt of a $10 million time deposit from the New York State Comptroller's Office and an increase in deposits at our Hylan Branch which we opened in December 2002, coupled with deposit increases at our other offices.

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

In August of 2003, we formed VSB Capital Trust I (the "Trust"). The Trust is a statutory business trust organized under Delaware law and we own all of its common securities. The Trust issued $5.0 million of Trust Preferred Capital Securities to an independent investor and $155,000 of common securities to us. We issued a subordinated debenture aggregating $5.2 million to the Trust. The subordinated debenture is the sole asset of the Trust. The subordinated debenture and the Trust Preferred Capital Securities pay interest and dividends, respectively, on a quarterly basis, at a rate of 6.909%, which rate is fixed for five years and then adjusts quarterly to 300 basis points over the 90 day LIBOR rate. They mature thirty years after the issuance of the securities and are non-callable for five years. After the first five years, we may call the Trust Preferred Securities at any quarterly interest payment date at par. The holders of the Trust Preferred Securities do not have mandatory redemption rights except in the event of default or other specified conditions.

We record the issuance of subordinated debt to VSB Capital Trust I and the associated interest expense payable to VSB Capital Trust I. Costs associated with the issuance of the subordinated debt totaling $142,500 were capitalized and are being amortized over five years, the estimated life of the debt.

On August 28, 2003, we received the net proceeds of $4.86 million from the issuance of subordinated debt to VSB Capital Trust I and the Trust's subsequent issuance of $5 million of trust preferred securities. We can include the proceeds from the trust preferred securities, up to 25% of our total capital, as Tier 1 capital, when determining compliance with Federal Reserve regulatory capital requirements for bank holding companies.

Total shareholder's equity was $10,686,612 at December 31, 2003, an increase of $923,495 during the year. The increase reflected net income of $1,520,373 for the year, reduced by a decline of $596,878 in other comprehensive income due to a reduction in the unrealized gain in securities available for sale during 2003.

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

In August 2003, we completed the issuance of $5.0 million of trust preferred securities. We contributed $4.2 million of the proceeds of the trust preferred securities to the Victory State Bank as additional capital in order to increase the bank's capital ratios and allow for future growth. Victory State Bank satisfied all capital ratio requirements of the Federal Deposit Insurance Corporation at December 31, 2003, with a Tier I Leverage Capital Ratio of 8.40%, a ratio of Tier I Capital to Risk-Weighted Assets Ratio of 16.48%, and a Total Capital to Risk-Weighted Assets Ratio of 17.73%. At the holding company level, we also satisfy all capital ratio requirements of the Federal Reserve for bank holding companies, with a Tier I Leverage Capital Ratio of 8.00%, a ratio of Tier I Capital to Risk-Weighted Assets Ratio of 15.72%, and a Total Capital to Risk-Weighted Assets Ratio of 18.47% at December 31, 2003.

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

Contractual Obligations and Commitments at December 31, 2003

Contractual Obligations                                              Payment due by Period
                                           ------------------------------------------------------------------------

                                            Less than     One to three   Four to five      After      Total Amounts
                                             One Year        years          years        five years     committed
                                           ------------   ------------   ------------   ------------   ------------
Minimum annual rental payments under
      non-cancelable operating leases      $    329,856   $    670,300   $    436,949   $  1,621,774   $  3,058,879
Remaining contractual maturities of time
      deposits                               29,890,464      2,396,751             --             --     32,287,215
                                           ------------   ------------   ------------   ------------   ------------
 Total contractual cash obligations        $ 30,220,320   $  3,067,051   $    436,949   $  1,621,774   $ 35,346,094
                                           ============   ============   ============   ============   ============


Other commitments                                           Amount of commitment Expiration by Period
                                           ------------------------------------------------------------------------

                                            Less than     One to three   Four to five      After      Total Amounts
                                             One Year        years          years        five years     committed
                                           ------------   ------------   ------------   ------------   ------------

                                           ------------   ------------   ------------   ------------   ------------
 Loan commitments                          $ 18,874,022   $ 10,134,359   $      7,500   $         --   $ 29,015,881
                                           ============   ============   ============   ============   ============

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

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Registered Public Accounting Firm ....................F-1

Consolidated Statements of Financial Condition as of December 31,
2003 and 2002...............................................................F-2

Consolidated Statements of Earnings (as restated) for the Years Ended
December 31, 2003, 2002 and 2001............................................F-3

Consolidated Statements of Shareholders' Equity for the Years Ended
December 31, 2003, 2002 and 2001............................................F-4

Consolidated Statements of Cash Flows for the Years Ended December 31,
2003, 2002 and 2001.........................................................F-5

Notes to Consolidated Financial Statements..................................F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Shareholders of VSB Bancorp, Inc.


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


We conducted our audits in accordance with standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.


As discussed in Note 20 to the 2003 consolidated financial statements, the 2003, 2002 and 2001 consolidated financial statements and the financial information for the related periods included therein, have been restated.


DELOITTE & TOUCHE, LLP
New York, New York
March 8, 2004 (February 22, 2005 as to the effects of the restatement discussed in Note 20)

VSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 2003 AND 2002
---------------------------------------------------------------------------------------------


ASSETS                                                              2003             2002
                                                               -------------    -------------
                                                                As Restated
                                                                See Note 20
Cash and due from banks                                        $  30,187,741    $  26,095,803
Money market investments, held to maturity                           599,356               --
Investment securities, available for sale                         83,171,547       42,999,660
Loans receivable (net of allowance for loan losses
    of $1,162,776 and $1,168,358, respectively)                   66,818,685       62,246,153
Accrued interest receivable                                          588,232          424,636
Premises and equipment, net                                        2,132,154        2,399,163
Prepaid and other assets                                             697,545          415,322
Deferred income taxes, net                                           934,710          263,889
                                                               -------------    -------------

                          Total assets                         $ 185,129,970    $ 134,844,626
                                                               =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
Deposits                                                       $ 167,702,801    $ 123,702,365
Subordinated debt                                                  5,155,000               --
Accounts payable, accrued expenses and other liabilities           1,585,557        1,379,144
                                                               -------------    -------------

                        Total liabilities                        174,443,358      125,081,509
                                                               -------------    -------------

COMMITMENTS AND CONTINGENT LIABILITIES

SHAREHOLDERS' EQUITY
Common stock ($.0001 par value, 3,000,000 shares authorized,
 1,055,998 issued and outstanding at December 31, 2003;
 1,056,000 issued and outstanding at December 31, 2002)                  106              106
Additional paid-in capital                                         7,076,486        7,076,486
Retained earnings                                                  3,779,686        2,259,313
Accumulated other comprehensive (loss) income, net of taxes
  of ($148,001) and $380,372, respectively                          (169,666)         427,212
                                                               -------------    -------------

                   Total shareholders' equity                     10,686,612        9,763,117
                                                               -------------    -------------

           Total liabilities and shareholders' equity          $ 185,129,970    $ 134,844,626
                                                               =============    =============

See notes to consolidated financial statements.

VSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF EARNINGS FOR THE YEARS ENDED DECEMBER 31, 2003,  2002
AND 2001
-------------------------------------------------------------------------------------------
                                                   2003            2002            2001
                                               ------------    ------------    ------------
                                               As Restated     As Restated     As Restated
                                               See Note 20     See Note 20     See Note 20
INTEREST INCOME:
     Loans receivable                          $  5,120,215    $  4,411,688    $  4,196,262
     Investment securities                        2,239,139       1,922,006       1,367,232
     Other interest income                          213,410         184,906         272,439
                                               ------------    ------------    ------------
             Total interest income                7,572,764       6,518,600       5,835,933

INTEREST EXPENSE:
     Deposits                                       788,600         822,287       1,078,266
     Subordinated debt                              118,029              --              --
                                               ------------    ------------    ------------
             Total interest expense                 906,629         822,287       1,078,266

             Net interest income                  6,666,135       5,696,313       4,757,667

PROVISION FOR LOAN LOSSES                           205,000         355,000         305,000
                                               ------------    ------------    ------------

             Net interest income after
               provision for loan losses          6,461,135       5,341,313       4,452,667
                                               ------------    ------------    ------------

NON-INTEREST INCOME:
     Deposit service fees                         1,427,616       1,184,084         879,378
     Other income                                   213,202         131,499          87,711
                                               ------------    ------------    ------------
             Total non-interest income            1,640,818       1,315,583         967,089
                                               ------------    ------------    ------------

NON-INTEREST EXPENSES:
     Salaries and employee benefits               2,788,946       2,344,297       1,857,844
     Occupancy and equipment                        940,930         815,543         743,787
     Data processing service fees                   277,540         236,563         232,808
     Legal fees                                     119,252          76,037          77,823
     Professional fees                              158,155         139,730         141,396
     Other                                          970,344         813,488         617,440
                                               ------------    ------------    ------------
             Total non-interest expenses          5,255,167       4,425,658       3,671,098
                                               ------------    ------------    ------------

INCOME BEFORE INCOME TAXES                        2,846,786       2,231,238       1,748,658
                                               ------------    ------------    ------------

PROVISION/(BENEFIT) FROM INCOME TAXES:
     Current                                      1,468,861       1,232,511       1,020,227
     Deferred                                      (142,448)       (181,581)       (196,601)
                                               ------------    ------------    ------------

             Total income taxes                   1,326,413       1,050,930         823,626
                                               ------------    ------------    ------------

NET INCOME                                     $  1,520,373    $  1,180,308    $    925,032
                                               ============    ============    ============

Basic net income per share of common stock     $       1.08    $       0.84    $       0.66
                                               ============    ============    ============
Diluted net income per share of common stock   $       1.04    $       0.81    $       0.65
                                               ============    ============    ============
Comprehensive Income                           $    923,495    $  1,465,499    $  1,047,987
                                               ============    ============    ============

See notes to consolidated financial statements.

VSB BANCORP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME FOR
THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
-------------------------------------------------------------------------------------------------------------------------


                                                                                             Accumulated
                                  Number of                     Additional                      Other           Total
                                   Common          Common        Paid-in        Retained    Comprehensive    Shareholders'
                                   Shares          Stock         Capital        Earnings    Earnings/(Loss)     Equity
                                ------------    ------------   ------------   ------------   ------------    ------------
Balance at December 31, 2000       1,050,000    $        105   $  6,999,895   $    153,973   $     19,066    $  7,173,039

Comprehensive income:
Net income                                                                         925,032                        925,032
Other comprehensive income:
Unrealized holding gains, net
   of taxes                               --              --             --             --        122,955         122,955
                                ------------    ------------   ------------   ------------   ------------    ------------
Total comprehensive income                                                                                      1,047,987

Balance at December 31, 2001       1,050,000             105      6,999,895      1,079,005        142,021       8,221,026

Exercise stock option                  6,000               1         76,591                                        76,592
Comprehensive income:
Net income                                                                       1,180,308                      1,180,308
Other comprehensive income:
Unrealized holding gains, net
   of taxes                               --              --             --             --        285,191         285,191
                                ------------    ------------   ------------   ------------   ------------    ------------
Total comprehensive income                                                                                      1,465,499

Balance at December 31, 2002       1,056,000             106      7,076,486      2,259,313        427,212       9,763,117

Holding company
 reorganization                           (2)
Comprehensive income:
Net income                                                                       1,520,373                      1,520,373
Other comprehensive loss:
Unrealized holding loss, net
   of taxes                               --              --             --             --       (596,878)       (596,878)
                                ------------    ------------   ------------   ------------   ------------    ------------
Total comprehensive income                                                                                        923,495

Balance at December 31, 2003       1,055,998    $        106   $  7,076,486   $  3,779,686   $   (169,666)   $ 10,686,612
                                ============    ============   ============   ============   ============    ============

See notes to consolidated financial statements.

VSB BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2003,
2002 and 2001
---------------------------------------------------------------------------------------------------------------

                                                                       2003            2002            2001
                                                                   ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                      $  1,520,373    $  1,180,308    $    925,032
   Adjustments to reconcile net income to net cash
      provided by operating activities:
       Depreciation and amortization                                    508,195         379,245         354,355
       Amortization of premium, net of accretion of discount            207,201        (113,849)       (167,884)
       Provision for loan losses                                        205,000         355,000         305,000
       Gain on the sale of other assets                                  (5,464)             --              --
       Other                                                                 --              --              86
   Changes in operating assets and liabilities:
     (Increase)/decrease in prepaid and other assets                   (282,223)        488,294        (735,784)
      Increase in accrued interest receivable                          (163,596)        (58,523)        (28,158)
      Increase in deferred income taxes                                (142,448)       (112,345)       (196,601)
      Increase in accrued expenses, income tax payable
        and other liabilities                                           206,413         307,337         473,429
                                                                   ------------    ------------    ------------
          Net cash provided by operating activities                   2,053,451       2,425,467         929,475
                                                                   ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net increase in loans receivable                                  (4,483,177)    (12,833,809)     (5,332,319)
   Proceeds from sale and maturities of money market investments         12,895         550,187      77,798,467
   Proceeds from repayments and calls of investment securities,
     available for sale                                              47,697,407      24,856,565      12,538,557
   Purchases of money market investments                               (612,251)       (500,000)    (75,678,989)
   Purchase of investment securities, available for sale            (89,496,101)    (28,153,508)    (36,866,396)
   Purchases of premises and equipment, net                            (235,722)     (1,436,755)       (241,775)
   Proceeds from the sale of other assets                                    --          30,000              --
   Other                                                                     --              --             765
                                                                   ------------    ------------    ------------
          Net cash used in investing activities                     (47,116,949)    (17,487,320)    (27,781,690)
                                                                   ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in deposits                                          44,000,436      32,569,549      32,181,190
   Exercise of stock option                                                  --          76,592              --
   Issuance of subordinated debt                                      5,155,000              --              --
                                                                   ------------    ------------    ------------
          Net cash provided by financing activities                  49,155,436      32,646,141      32,181,190
                                                                   ------------    ------------    ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                             4,091,938      17,584,288       5,328,975

CASH AND CASH EQUIVALENTS,
   BEGINNING OF YEAR                                                 26,095,803       8,511,515       3,182,540
                                                                   ------------    ------------    ------------

CASH AND CASH EQUIVALENTS,
   END OF YEAR                                                     $ 30,187,741    $ 26,095,803    $  8,511,515
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

VSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
--------------------------------------------------------------------------------

1.   GENERAL

     VSB Bancorp, Inc. ("Bancorp" or "Company") became the holding company for Victory State Bank ("Bank"), a New York State chartered commercial bank, on May 30, 2003 as the result of a reorganization of Victory State Bank into the holding company form of organization. The stockholders of Victory State Bank became the stockholders of VSB Bancorp, Inc. as a result of the reorganization, receiving three shares of VSB Bancorp, Inc. stock for each two shares of Victory State Bank stock. Each stockholder owned the same percentage interest in VSB Bancorp immediately after the reorganization that the stockholder owned in Victory State Bank immediately before the reorganization, subject to immaterial differences due to adjustments for cash in lieu of fractional shares. VSB Bancorp now owns 100% of the capital stock of Victory State Bank. No stockholders of Victory State Bank exercised dissenter's rights to receive cash instead of shares of VSB Bancorp. The transaction between these entities under common control was accounted for at historical cost on an "as if pooled basis". Earnings per share data has been restated to give effect to the effects of this reorganization. Additionally, the per share data has been restated to give the effect to the 4 for 3 stock split, effected as a stock dividend, announced subsequent to the year end (see note 20).

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The following is a description of the significant accounting and reporting policies followed in preparing and presenting the accompanying consolidated financial statements. These policies conform with accounting principles generally accepted in the United States of America ("GAAP").

     Principles of Consolidation - The consolidated financial statements of the Company include the accounts of the Company, including its subsidiary, Victory State Bank (the "Bank"). All significant intercompany accounts and transactions between the Company and Bank have been eliminated in consolidation.

     Use of estimates - The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses during the reporting period. Actual results can differ from those estimates.

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

     Investment Securities, Available for Sale - Investment securities, available for sale, are to be held for an unspecified period of time and include securities that management intends to use as part of its asset/liability strategy. These securities may be sold in response to changes in interest rates, prepayments or other factors and are carried at estimated fair value. Gains or losses on the sale of such securities are determined by the specific identification method. Premiums and discounts are recognized in interest income using a method that approximates the level yield method. Unrealized holding gains or losses, net of deferred income taxes, are excluded from earnings and reported as other comprehensive income in a separate component of stockholders' equity until realized.

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

     The Company has a policy that all loans 90 days past due are placed on non-accrual status. It is the Company's policy to cease the accrual of interest on loans to borrowers past due less than 90 days where a probable loss is estimated and to reverse out of income all interest that is due. The Company applies payments received on non-accrual loans to the outstanding principal balance due. On a limited basis, the Company may apply a payment to interest on a non-accrual loan if there is no impairment or no estimatible loss on this asset. The Company continues to accrue interest on construction loans that are 90 days past contractual maturity date if the loan is expected to be paid in full in the next 60 days and all interest is paid up to date.

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

     Long-Lived Assets - The Company periodically evaluates the recoverability of long-lived assets, such as premises and equipment, to ensure the carrying value has not been impaired. In performing the review for recoverability, the Company would estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows is less than the carrying amount, an impairment will be recognized. The Company reports these assets at the lower of the carrying value or fair value.

     Subordinated Debt - In August of 2003, the Company formed VSB Capital Trust I (the "Trust"). The Trust is a statutory business trust organized under Delaware law and the Company owns all of its common securities. The Trust issued $5.0 million of Trust Preferred Capital Securities to an independent investor and $155,000 of common securities to the Company. The Company issued a $5.16 million subordinated debenture to the Trust. The subordinated debenture is the sole asset of the Trust. The subordinated debenture and the Trust Preferred Capital Securities pay interest and dividends, respectively, on a quarterly basis, at a rate of 6.909%, for the first five years. They mature thirty years after the issuance of the securities and are non-callable for five years. After the first five years, the Trust Preferred Securities may be called by the Company at any quarterly interest payment date at par and the rate of interest that fluctuates quarterly based upon 300 basis points over the 90 day LIBOR rate.

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

     Basic and Diluted Net Income Per Common Share - Basic net income per share of common stock is based on 1,407,999, 1,400,592 and 1,400,000, the weighted average number of common shares outstanding at December 31, 2003, 2002 and 2001, respectively. Diluted net income per share of common stock is based on 1,467,616, 1,455,423 and 1,413,808, the weighted average number of common shares and potentially dilutive common shares outstanding at December 31, 2003, 2002 and 2001, respectively. The weighted average number of potentially dilutive common shares excluded in calculating diluted net income per common share due to the anti-dilutive effect is 52,183, 64,969 and 57,792 shares at December 31, 2003, 2002, and 2001, respectively. Common stock equivalents were calculated using the treasury stock method.

The reconciliation of the numerators and the denominators of the basic and diluted per share computations for the years ended December 31, are as follows:

Reconciliation of EPS
---------------------                     2003                               2002                               2001
                           --------------------------------  ----------------------------------  ----------------------------------
                                       Weighted   Per Share               Weighted    Per Share              Weighted    Per Share
                              Net       Average    Amount       Net        Average     Amount       Net       Average      Amount
                             Income     Shares  (As Restated)  Income      Shares   (As Restated)  Income      Shares  (As Restated)
                           ---------- ---------- ----------  ----------  ----------  ----------  ----------  ----------  ----------
Basic earnings per
  common share
--------------------------
Net income available to
 common stockholders       $1,520,373  1,407,999 $     1.08  $1,180,308   1,400,592  $     0.84  $  925,032   1,400,000  $     0.66
                                                 ==========                          ==========                          ==========

Effect of dilutive shares
--------------------------
  Weighted average
    shares, if converted                  59,617                             54,831                              13,808
                                      ----------                         ----------                          ----------

Diluted earnings per
  common share
--------------------------
Net income available to
 common stockholders       $1,520,373  1,467,616 $     1.04  $1,180,308   1,455,423  $     0.81  $  925,032   1,413,808  $     0.65
                           ========== ========== ==========  ==========  ==========  ==========  ==========  ==========  ==========

     Stock Based Compensation - At December 31, 2003, the Company had stock-based employee compensation plans. The Company accounts for these plans under Accounting Principles Board Opinions, ("APB Opinion") No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation expense has been reflected in net income for stock options as all rights and options to purchase the Company's stock granted under these plans have an exercise price equal to the market value of the underlying stock on the date of grant.

If compensation cost for the Stock Plan and Director's Stock Plan awards had been measured based on the fair value of the stock options awarded at the grant dates, net income and basic and diluted earnings per common share would have been reduced to the pro-forma amounts on the table below for the years ended December 31, 2003, 2002 and 2001.

                                                         2003             2002             2001
                                                    --------------   --------------   --------------
Net Income
     As reported                                    $    1,520,373   $    1,180,308   $      925,032
     Less: Total stock-based compensation expense
     determined under the fair value method for
     all rewards, net of related tax effects                20,666           22,942           31,281
                                                    --------------   --------------   --------------

Pro-forma                                           $    1,499,707   $    1,157,366   $      893,751
                                                    ==============   ==============   ==============

                                                         2003             2002             2001
                                                    --------------   --------------   --------------

Basic earnings per common share
     As restated                                    $         1.08   $         0.84   $         0.66
     Less: Total stock-based compensation expense
     determined under the fair value method for
     all rewards, net of related tax effects                  0.01             0.01             0.02
                                                    --------------   --------------   --------------

Pro-forma                                           $         1.07   $         0.83   $         0.64
                                                    ==============   ==============   ==============

                                                         2003             2002             2001
                                                    --------------   --------------   --------------

Diluted earnings per common share
     As restated                                    $         1.04   $         0.81   $         0.65
     Less: Total stock-based compensation expense
     determined under the fair value method for
     all rewards, net of related tax effects                  0.02             0.01             0.02
                                                    --------------   --------------   --------------

Pro-forma                                           $         1.02   $         0.80   $         0.63
                                                    ==============   ==============   ==============

     Recently-Issued Accounting Pronouncements - In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"), which establishes how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on its financial position or results of operations.

On April 30, 2003, the Financial Accounting Standards Board (FASB) issued Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This Statement is effective for contracts entered into or modified after June 30, 2003, except for contracts that relate to SFAS 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 did not have a material impact on the financial position or results of operations of the Company.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin
(ARB) 51. FIN 46 addresses consolidation by business enterprises of variable interest entities ("VIE"). FIN 46 requires a VIE to be consolidated by a company will absorb a majority of the VIE's expected losses, receive a majority of the VIE's expected residual returns, or both. The provisions are effective for any new entities that are originated subsequent to January 31, 2003. The adoption of FIN 46 resulted in the non consolidation of VSB Capital Trust I, a special purpose trust created to issue trust preferred securities

3.   MONEY MARKET INVESTMENTS, HELD TO MATURITY

     The components of money market investments at December 31, 2003 and 2002 are as follows:

                                           2003         2002
                                        ----------   ----------

            Money Market Deposit        $  599,356   $       --

                                        ----------   ----------
                                        $  599,356   $       --
                                        ==========   ==========

4.   INVESTMENT SECURITIES, AVAILABLE FOR SALE

     The components of investment securities, available for sale at December 31, 2003 and 2002 are as follows:

                                                           December 31, 2003
                                      -----------------------------------------------------------
                                                        Gross           Gross          Estimated
                                        Amortized     Unrealized      Unrealized         Market
                                          Cost          Gains           Losses           Value
                                      ------------   ------------    ------------    ------------
US Government Agency                  $  2,000,000   $         --    $         --    $  2,000,000
FNMA 7 Year Balloon                        698,940         44,371              --         743,311
FHLMC                                    1,013,649         20,189              --       1,033,838
GNMA                                     3,782,659             --         (49,705)      3,732,954
Whole Loan MBS                           3,691,027         55,081              --       3,746,108
Collateralized mortgage obligations     72,302,939        302,904        (690,507)     71,915,336
                                      ------------   ------------    ------------    ------------
                                      $ 83,489,214   $    422,545    $   (740,212)   $ 83,171,547
                                      ============   ============    ============    ============

                                                           December 31, 2002
                                      -----------------------------------------------------------
                                                        Gross           Gross          Estimated
                                        Amortized     Unrealized      Unrealized         Market
                                          Cost          Gains           Losses           Value
                                      ------------   ------------    ------------    ------------

FNMA 7 Year Balloon                   $  1,103,196   $     80,326    $         --    $  1,183,522
FHLMC                                    2,886,223         71,281              --       2,957,504
Collateralized mortgage obligations     38,202,656        659,889          (3,911)     38,858,634
                                      ------------   ------------    ------------    ------------
                                      $ 42,192,075   $    811,496    $     (3,911)   $ 42,999,660
                                      ============   ============    ============    ============

There were no gross realized gains or losses in 2003, 2002 or 2001.

The following table shows the banks investments' gross unrealized losses and estimated fair value aggregated by investment category and length of time that an individual security has been in the continuous unrealized loss position at December 31, 2003:

                                          Less than 12 months             More than 12 months                  Total
                                      ----------------------------    ---------------------------   ----------------------------

                                         Fair          Unrealized         Fair        Unrealized        Fair         Unrealized
                                         Value            Loss            Value          Loss           Value           Loss
                                      ------------    ------------    ------------   ------------   ------------    ------------
GNMA                                  $  3,732,954    $    (49,705)   $         --   $         --   $  3,732,954    $    (49,705)
Collateralized mortgage obligations     33,083,936        (690,507)             --             --     33,083,936        (690,507)
                                      ------------    ------------    ------------   ------------   ------------    ------------
                                      $ 36,816,890    $   (740,212)   $         --   $         --   $ 36,816,890    $   (740,212)
                                      ============    ============    ============   ============   ============    ============

The Banks unrealized losses in these investment securities are deemed to be temporary in nature and result primarily from fair value decline due to interest rate fluctuation.

The maturity schedule of all investment securities available for sale at amortized cost and estimated fair values for December 31, 2003 was as follows:

                                          Available for Sale Securities
                                          -----------------------------

                                                            Estimated
                                           Amortized          Fair
         Expected Maturity                    Cost            Value
                                          ------------     ------------

         Less than one year               $     14,642     $     14,885
         Due after one year through          1,290,469        1,347,156
           five years
         Due after five years through          668,309          676,889
           ten years
         Due after ten years                81,515,794       81,132,617
                                          ------------     ------------
                                          $ 83,489,214     $ 83,171,547
                                          ============     ============

    Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

5.   LOANS RECEIVABLE, NET

     Loans receivable, net at December 31, 2003 and 2002 are summarized as follows:

                                                      2003            2002
                                                  ------------    ------------

Commercial loans (principally variable rate):
  Secured                                         $  1,896,374    $  4,014,494
  Unsecured                                          8,905,587      11,322,164
                                                  ------------    ------------
    Total commercial loans                          10,801,961      15,336,658

Real estate loans:
  Commercial                                        32,416,537      31,357,950
  One-to-four family                                 1,382,490         493,504
                                                  ------------    ------------
    Total real estate loans                         33,799,027      31,851,454

Construction loans (net of undisbursed funds of
$10,944,166 and $11,531,500, respectively)          22,260,849      14,877,442

Consumer loans                                         949,899       1,179,485
Other loans                                            510,617         509,073
                                                  ------------    ------------
                                                     1,460,516       1,688,558
                                                  ------------    ------------

Total loans receivable                              68,322,353      63,754,112

Less:
Unearned loans fees, net                              (340,892)       (339,601)
Allowance for loan losses                           (1,162,776)     (1,168,358)
                                                  ------------    ------------

Total                                             $ 66,818,685    $ 62,246,153
                                                  ============    ============

    The activity in the allowance for loan losses, for the years ended December 31, 2003, 2002 and 2001 are summarized as follows:

                                  2003            2002            2001
                              ------------    ------------    ------------

Beginning balance             $  1,168,358    $    894,692    $    766,377
Charge-offs                       (332,627)       (154,612)       (244,782)
Recoveries                         122,045          73,278          68,097
Provision                          205,000         355,000         305,000
                              ------------    ------------    ------------

Ending balance                $  1,162,776    $  1,168,358    $    894,692
                              ============    ============    ============

    Nonaccrual loans outstanding at December 31, 2003 and 2002 are summarized as follows:

                                                 2003          2002
                                              ----------    ----------
Nonaccrual loans:
  Unsecured commercial loans                  $   30,619    $   14,734
  Commercial real estate                         259,026       313,039
  Construction                                   145,000            --
  Consumer loans                                   4,406            --
                                              ----------    ----------

 Total nonaccrual loans                       $  439,051    $  327,773
                                              ==========    ==========

                                                            2003         2002         2001
                                                         ----------   ----------   ----------
Interest income that would have been recorded during
  the year on nonaccrual loans outstanding at year-end
  in accordance with original terms                      $   19,959   $    7,560   $   70,307
                                                         ==========   ==========   ==========

Interest income included in net income during the
  year on nonaccrual loans outstanding at year-end       $   15,781   $       --   $       --
                                                         ==========   ==========   ==========

    The Company's recorded investment in impaired loans at December 31 is as follows:

                                                            2003                          2002
                                                 ---------------------------   ---------------------------
                                                                   Related                       Related
                                                  Investment      Allowance     Investment      Allowance
                                                 in Impaired      for loan     in Impaired      for loan
                                                    Loans          losses         Loans          losses
                                                 ------------   ------------   ------------   ------------
Impaired loans
   With a related allowance for loan losses
      Commercial and financial                   $     30,619   $      6,124   $     14,734   $      2,947
      Commercial real estate                          259,026         61,643        313,039         79,556
      Construction                                    145,000         29,000             --             --
      Consumer loans                                    4,406            881             --             --
   Without a related allowance for loan losses
      Commercial and financial                             --             --             --             --
                                                 ------------   ------------   ------------   ------------
                                                 $    439,051   $     97,648   $    327,773   $     82,503
                                                 ============   ============   ============   ============

    The following table sets forth certain information about impaired loans at December 31:

                                                                                Investment in
                                                                               Impaired Loans
                                                                          -----------------------
                                                                             2003         2002
                                                                          ----------   ----------
Average recorded investment                                               $  455,173   $  495,476
                                                                          ==========   ==========

Interest income recognized during time period that loans were impaired,
     using cash-basis method of accounting                                $    3,729   $       --
                                                                          ==========   ==========

    The Company's loan portfolios are primarily comprised of commercial loans made to small businesses and individuals located in the Borough of Staten Island. As of December 31, 2003 and 2002, the Company had no restructured loans.

6.   ACCRUED INTEREST RECEIVABLE

     Accrued interest receivable at December 31, 2003 and 2002 are summarized as follows:

                                                      2003         2002
                                                   ----------   ----------

Loans receivable                                   $  262,892   $  233,180
Investment securities, available for sale             325,340      191,456
                                                   ----------   ----------

                   Total                           $  588,232   $  424,636
                                                   ==========   ==========

7.   PREMISES AND EQUIPMENT

     Premises and equipment at December 31, 2003 and 2002 are summarized as follows:

                                                       2003            2002
                                                   ------------    ------------

   Leasehold improvements                          $  1,808,238    $  1,790,256
   Computer equipment and software                      646,041         581,827
   Furniture, fixtures and equipment                    940,584         916,114
   Other                                                 23,131          24,020
                                                   ------------    ------------
                                                      3,417,994       3,312,217

   Less accumulated depreciation and amortization    (1,285,840)       (913,054)
                                                   ------------    ------------

   Total                                           $  2,132,154    $  2,399,163
                                                   ============    ============

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

    The projected minimum rental payments under the terms of the leases at December 31, 2003 are summarized as follows:

                         Year Ending
                         December 31,                 Amount
                       ----------------            ------------

                            2004                   $    329,856
                            2005                        333,630
                            2006                        336,670
                            2007                        216,856
                            2008                        220,093
                         Thereafter                   1,621,774
                                                   ------------

                            Total                  $  3,058,879
                                                   ============

8.   PREPAID AND OTHER ASSETS

     Prepaid and other assets at December 31, 2003 and 2002 are summarized as follows:

                                                 2003         2002
                                              ----------   ----------

   Accounts receivable                        $    6,191   $   97,093
   Security deposit receivable                    64,715       64,911
   Deferred initial direct lease costs            37,514       52,568
   Prepaid assets                                157,227      104,186
   Equity securities                              74,900       30,000
   Investment in unconsolidated subsidiary       155,000           --
   Subordinated debt related placement cost      132,763           --
   Income tax receivable                              --       18,482
   Late charges receivable                        69,235       48,082
                                              ----------   ----------

                                              $  697,545   $  415,322
                                              ==========   ==========

9.   DEPOSITS

     Deposits are summarized at December 31, 2003 and 2002 as follows:

                                                  2003                                    2002
                                 --------------------------------------   ------------------------------------
                                                             Weighted                               Weighted
                                                              Average                                Average
                                    Amount       Percent    Stated Rate      Amount      Percent   Stated Rate
                                 ------------    -------    -----------   ------------   -------   -----------

Demand accounts:
Checking                         $ 77,416,339     46.15%         --%      $ 45,506,450    36.78%         --%
Variable-rate money market         23,709,155     14.14         0.69        26,025,830    21.04        1.32
Statement savings                  10,394,955      6.20         0.50         7,626,798     6.17        0.75
Interest-bearing checking          23,627,653     14.09         0.55        26,573,121    21.48        0.49
                                 ------------    ------        -----      ------------    -----       -----
                                  135,148,102     80.58         0.26       105,732,199    85.47        0.50

Time deposits:
Less than six months               11,823,870      7.05         0.83         7,740,624     6.26        1.36
Six months to one year             16,680,670      9.95         1.60         6,730,304     5.44        1.70
More than one year                  3,782,675      2.26         2.71         3,307,103     2.67        2.08
                                 ------------    ------        -----      ------------    -----       -----
                                   32,287,215     19.26         1.45        17,778,031    14.37        1.62

Other deposits                        267,484      0.16           --           192,135     0.16          --
                                 ------------    ------        -----      ------------    -----       -----

Total                            $167,702,801    100.00%        0.60%     $123,702,365   100.00%       0.66%
                                 ============    ======        =====      ============   ======       =====

   The aggregate amount of jumbo certificates of deposit with a minimum denomination of $100,000 was approximately $21,607,961 and $8,463,952 at December 31, 2003 and 2002 respectively.

Scheduled maturities of time deposits at December 31, 2003 are as follows:

                                         Amount         Percent
                                      ------------   ------------

             Within six months        $ 27,812,303          86.14%
             Six months to one year      2,078,161           6.44
             One to five years           2,396,751           7.42
                                      ------------   ------------

                          Total       $ 32,287,215         100.00%
                                      ============   ============

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

     The components of the income tax expense/(benefit) for the years ended December 31, 2003, 2002 and 2001 are summarized as follows:

                                2003            2002            2001
                            ------------    ------------    ------------

       Current:
          Federal           $    925,793    $    734,919    $    609,475
          State and local        543,068         497,592         410,752
                            ------------    ------------    ------------
                               1,468,861       1,232,511       1,020,227

       Deferred:
          Federal               (104,405)        (98,651)       (117,635)
          State and local        (38,043)        (82,930)        (78,966)
                            ------------    ------------    ------------
                                (142,448)       (181,581)       (196,601)
                            ------------    ------------    ------------
                            $  1,326,413    $  1,050,930    $    823,626
                            ============    ============    ============

    The components of the deferred income tax asset, net as of December 31, 2003 and 2002 are summarized as follows:

                                                        2003         2002
                                                     ----------   ----------

   Deferred loan fees                                $  161,009   $  112,474
   Excess book allowance for loan losses                444,415      477,298
   Unrealized loss/(gain) on investment securities      148,001     (380,372)
   Other compensation expense                           106,457       51,015
   Other                                                 74,828        3,474
                                                     ----------   ----------

           Deferred tax asset, net                   $  934,710   $  263,889
                                                     ==========   ==========

    The tax effect of SFAS 115 was recorded directly to equity and to the deferred tax asset.

    The Company's effective tax rate differs from the statutory Federal tax rate for the years ended December 31, 2003, 2002 and 2001 are as follows:

                                        2003                    2002                    2001
                                --------------------    --------------------    --------------------
Federal income tax provision
  at statutory rates            $  967,907      34.0%   $  758,621      34.0%   $  594,544      34.0%
State and local taxes, net of
  Federal income tax benefit       350,155      12.3       274,442      12.3       215,085      12.3
Other                                8,351       0.3        17,867       0.8        13,997       0.8
                                ----------    ------    ----------    ------    ----------    ------

                                $1,326,413      46.6%   $1,050,930      47.1%   $  823,626      47.1%
                                ==========    ======    ==========    ======    ==========    ======

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

    In accordance with the New York State Banking Law and the New York State Banking Board Regulations, the Bank credits 10% of quarterly net income to regulatory surplus and is required to do so until such time as shareholders' equity is equal to 10% of amounts due to depositors. As of December 31, 2003, regulatory surplus equals 10% of deposits.

    The following table is the Bank's actual capital amounts and ratios. No deductions were made for qualitative judgments by regulators:

                                                                                               To be well-capitalized
                                                                       For capital             under prompt corrective
                                            Actual                  adequacy purposes             action provisions
                                   -----------------------        ----------------------       -----------------------
                                      Amount         Ratio          Amount         Ratio         Amount          Ratio
                                   -----------       -----        ----------       -----       ----------        -----
As of December 31, 2003:
Tier 1 Capital
 (to Average Assets)               $ 15,131,000       8.40%       $7,203,000        4.00%      $9,003,750         5.00%
Tier 1 Capital
 (to Risk Weighted Assets)           15,131,000      16.48         3,672,320        4.00        5,508,480         6.00
Total Capital
 (to Risk Weighted Assets)           16,279,000      17.73         7,344,640        8.00        9,180,800        10.00


As of December 31, 2002:
Tier 1 Capital
 (to Average Assets)               $  9,336,000       7.00%       $5,333,760        4.00%      $6,667,200         5.00%
Tier 1 Capital
 (to Risk Weighted Assets)            9,336,000      11.43         3,268,240        4.00        4,902,360         6.00
Total Capital
 (to Risk Weighted Assets)           10,359,000      12.68         6,536,480        8.00        8,170,600        10.00

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

Stock Option Plans

     The purpose of the VSB Bancorp, Inc. 2000 Incentive Stock Option Plan (the "2000 Incentive Plan") and the VSB Bancorp, Inc. 1998 Incentive Stock Option Plan (the "1998 Incentive Plan") is to advance the interests of the Company and its shareholders by providing those key employees of the Company and its affiliates, upon whose judgment, initiative and efforts the successful conduct of the business of the Bank and its affiliates largely depends, with additional incentive to perform in a superior manner. A purpose of the 2000 Incentive Plan and the 1998 Incentive Plan is also to attract people of experience and ability to the service of the Company and its affiliates. Pursuant to the terms of the 2000 Incentive Plan, 42,000 shares of VSB Bancorp, Inc. common stock have been reserved for issuance under the terms of the Plan. Pursuant to the terms of the 1998 Incentive Plan, 42,000 shares of VSB Bancorp, Inc. common stock have been reserved for issuance under the terms of the Plan. To the extent that options are granted under the 2000 Incentive Plan and the 1998 Incentive Plan, the shares underlying such options are unavailable for any other use including future grants under the 2000 Incentive Plan and the 1998 Incentive Plan, except those options which terminate, or are forfeited without being exercised, may be recycled into new grants. The exercise price is determined by the Committee of the Board of Directors and may not be less than the fair market value of VSB Bancorp, Inc. common stock on the date of the grant. The term of each option is determined by the Committee of the Board of Directors and may not exceed ten years after the date of the grant. Options vest and are exercisable as determined by the Board of Directors but currently vest 20% per year after the date of the grant. As of December 31, 2003, 21,300 options under the 2000 Incentive Plan were granted and 12,780 were vested or exercisable and 42,000 options under the 1998 Incentive Plan were granted and 37,280 were vested or exercisable.

     The purpose of the VSB Bancorp, Inc. 2000 Directors Stock Option Plan (the "2000 Directors' Plan") and the 1998 Directors Stock Option Plan (the "1998 Directors' Plan") is to promote the growth and profitability of the Company by providing outside directors of the Company with an incentive to achieve long-term objectives of the Company and to attract and retain non-employee directors of outstanding competence by providing such outside Directors with an opportunity to acquire an equity interest in the Company. Pursuant to the terms of the 2000 Directors' Plan, 28,000 shares of VSB Bancorp, Inc. common stock have been reserved for issuance under the terms of the 2000 Directors' Plan. Pursuant to the terms of the 1998 Directors' Plan, 28,000 shares of VSB Bancorp, Inc. common stock have been reserved for issuance under the terms of the 1998 Directors' Plan. To the extent that options are granted under the 2000 Directors' Plan and the 1998 Directors' Plan, the shares underlying such options are unavailable for any other use including future grants under the 2000 Directors' Plan and the 1998 Directors' Plan, except those options which terminate, or are forfeited without being exercised, may be recycled into new grants. The exercise price is determined by the Board of Directors and may not be less than the fair market value of VSB Bancorp, Inc. common stock on the date of the grant. The term of each option is determined by the Board of Directors and may not exceed ten years after the date of the grant. Options vest and are exercisable as determined by the Board of Directors. All 28,000 options under the 2000 Directors' Plan were granted and all 28,000 options from the 1998 Directors' Plan were granted. In December 2002, 4,000 options from the 2000 Directors' Plan were exercised and 4,000 options from the 1998 Directors' Plan were exercised. As of December 31, 2003, the remaining 24,000 options under the 2000 Directors' Plan were vested and were exercisable and the remaining 24,000 options under the 1998 Directors' Plan were vested and were exercisable.


2003 Stock Option Grants

     There were no stock option grants in 2003.

     The weighted average fair value of options granted during 2003, 2002 and 2001 were $0, $0 and $5.48, respectively. For purposes of the pro forma calculation under SFAS No. 123, the fair value of the options granted is estimated using the Black-Scholes option pricing model with the following weighted average assumptions used for the 2003, 2002 and 2001 grants:

                                               Exercise                            Exercise                       Exercise
                                 2003            Rate               2002             Rate            2001           Rate
                             ------------   ---------------     -------------   --------------   -------------  ------------
Dividend yield                      -- %                               -- %                               -- %
Expected volatility                 --                                 --                              18.86
Risk-free interest rate             --                                 --                               5.25
Expected life                                     n/a                                 n/a           10 years        100%

     The Stock Option components of the 2000 Incentive Plan, the 1998 Incentive Plan and the 2000 Directors' Plan and the 1998 Directors' Plan, as of December 31, 2003, 2002 and 2001, and changes during the years ended, consist of the following:

                                                      2003                    2002                   2001
                                               ---------------------   ---------------------   -------------------
                                                          Weighted                Weighted                Weighted
                                                          Average                 Average                 Average
                                                          Exercise                Exercise                Exercise
                                               Shares      Price       Shares      Price       Shares      Price
                                               ------   ------------   ------   ------------   ------   ----------

Options outstanding                            111,800  $       6.77   120,400  $       6.79   120,600  $     6.84
  at the beginning of the year

    Granted                                         --            --        --            --     4,000        6.13
    Canceled                                       500          5.94       600          6.77     4,200        7.90
    Exercised                                       --            --     8,000          6.97        --          --
                                               -------                 -------                 -------

Options outstanding at the end of the year     111,300   $      6.78   111,800  $       6.77   120,400  $     6.79
                                               =======   ===========   =======  ============   =======  ==========
Options exercisable at the end of the year      98,060   $      6.87    85,600  $       6.89    81,080  $     6.92
                                               =======   ===========   =======  ============   =======  ==========

Value of exercisable options                    98,060   $ 1,017,863    85,600  $    523,444    81,080  $   47,026
                                                         ===========            ============            ==========
Value of unexercised options                    13,240   $   147,448    26,200  $    173,182    39,320  $   43,325
                                                         ===========            ============            ==========

Weighted average remaining contractual life of
options outstanding at the end of the year           5.6 Years               6.6 Years               7.7 Years

All shares and per share amounts have been adjusted as described in footnote 20.

     Described below is the range of exercise prices for options granted under the following option plans

Plan Description                                   Range of Exercise Prices
--------------------------------------          ------------------------------

1998 Director Stock Option Plan                      From $6.13 to $8.00

1998 Incentive Stock Option Plan                     From $5.94 to $8.00

2000 Director Stock Option Plan                              $5.94

2000 Incentive Stock Option Plan                             $5.94

All per share data has been adjusted for the 3 for 2 stock split and the 4 for 3 stock dividend.

Stock Appreciation Rights

      The Company issued stock appreciation rights ("SARs") to an officer of the Company to advance the interests of the Company and its shareholders by providing this key officer of the Company and its affiliates, upon whose judgment, initiative and efforts the successful conduct of the business of the Company and its affiliates largely depends, with additional incentive to perform in a superior manner. Pursuant to the terms, 25,000 SARs with an exercise price of $5.00 per SAR, as determined by the Board of Directors, have been issued. There are no SARs available to be granted and those SARs which terminate, or are forfeited without being exercised, can not be recycled into new grants. The term of each SAR is determined by the Committee of the Board of Directors and may not exceed ten years after the date of the grant. The SARs vest and are exercisable for the cash value between the Company's stock price less the exercise price. The SARs vest over five years, 40% two years after the grant date and 20% per year after. As of December 31, 2003, 25,000 SARs were granted and 24,000 were vested or exercisable. The accounting for these instruments is according to FIN 28: "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans," for which compensation expense was $157,000, $85,500 and $26,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

SAR Grants in 2003

      The Company did not issue any SAR grants in 2003.

   Aggregated Options/SAR Exercises in 2003 and 2003 Option/SAR Values
   ----------------------------------------------------------------------------------------------------------------
                            Shares                       Number of Securities
                         Acquired on      Value          Underlying Unexercised       Value of Unexercised In-the-
                           Exercise     Realized         Options/SAR at FY End        Money Options/SAR at FY End
   Name                      (#)           ($)       Exercisable/Unexercisable (#)   Exercisable/Unexercisable ($)
   ----------------------------------------------------------------------------------------------------------------
   Merton Corn                0            $-                 39,200/4,800                  $449,526/$54,714(1)
   Raffaele M. Branca         0            $-                 13,920/3,480                  $142,506/$38,889(1)

   (1) The value of unexercised, in-the-money options at December 31, 2003 is the difference between the closing price of the Common Stock on December 31, 2003 ($17.25) and the exercise price ($5.00) under such outstanding SARs and the difference between the closing price of the Common Stock on December 31, 2003 ($17.25) and the exercise price ($8.00 for 1998 Grants; $6.38 for 1999
   Grants and $5.94 for 2000 Grants) under such outstanding options. All per share data has been adjusted for the 4 for 3 stock split.


13. COMMITMENTS, CONTINGENCIES AND FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

     The Company is a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the financing needs of its customers. Such financial instruments primarily include commitments to extend credit.

     A summary of these commitments and contingent liabilities at December 31, 2003 follows:

                                                            Amount

     Commitments to fund secured construction loans      $  10,944,166
     Commitments to fund all other commercial loans         18,071,715
                                                        --------------
                                                         $  29,015,881
                                                        ==============

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

     Subordinated Debt - The fair value of subordinated debt is based upon the current rates for such instruments of the same remaining maturity.

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

     The estimated fair values of the Company's financial instruments at December 31, 2003 and 2002 were as follows:

                                                    2003                                 2002
                                    -----------------------------------   ----------------------------------
                                        Carrying             Fair             Carrying             Fair
                                         Amount              Value             Amount             Value
                                    ----------------   ----------------   ----------------   ---------------
Financial Assets:
      Cash                             $ 30,187,741       $ 30,187,741       $ 26,095,803      $ 26,095,803
      Money market investments              599,356            599,356                  -                 -
      Investment securities              83,171,547         83,171,547         42,999,660        42,999,660
      Loans receivable                   66,818,685         77,900,730         62,246,153        71,979,956
      Other financial assets                588,232            588,232            424,636           424,636
                                    ----------------   ----------------   ----------------   ---------------

      Total Financial Assets          $ 181,365,561      $ 192,447,606      $ 131,766,252     $ 141,500,055
                                    ================   ================   ================   ===============

Financial Liabilities:
      Demand deposits                 $ 135,415,586      $ 135,415,586      $ 105,924,334     $ 105,924,334
      Time deposits                      32,287,215         40,388,264         17,778,031        17,406,698
      Subordinated debt                   5,155,000          5,210,739                  -                 -
      Other liabilities                   1,585,557          1,585,557          1,379,144         1,379,144
                                    ----------------   ----------------   ----------------   ---------------

      Total Financial Liabilities     $ 174,443,358      $ 182,600,146      $ 125,081,509     $ 124,710,176
                                    ================   ================   ================   ===============

Off Balance Sheets Investments:
                                        Notional            Fair              Notional            Fair
                                         Amount             Value              Amount             Value
                                    ----------------   ----------------   ----------------   ---------------
Commitments to extend credit          $  29,015,881      $     173,380      $  24,480,872     $     123,480

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

     The change in aggregate amount of loans outstanding to directors as of December 31, 2003 and 2002 are as follows:

                                          2003             2002
                                    ---------------   --------------

       Beginning balance               $    42,209      $   562,325
       Originations                      1,393,683        1,381,122
       Payments                         (1,154,705)      (1,901,238)
                                    ---------------   --------------

       Ending balance                  $   281,187      $    42,209
                                    ===============   ==============

Certain officers and directors own, in the aggregate, 32.2% and 38.4% of the common shares outstanding at December 31, 2003 and 2002, respectively. The interest income that was paid on these loans was $17,933 and $36,755 for 2003 and 2002, respectively.


17.  QUARTERLY FINANCIAL DATA (UNAUDITED)

The following represents summarized unaudited quarterly financial data of the Company (in thousands, except per share amounts):

                                       ---------------------------------------------------------------
                                                              Three Months Ended
                                       ---------------------------------------------------------------
                                         December 31      September 30       June 30        March 31
------------------------------------------------------  ---------------  ---------------  ------------
2003
Interest income                            $2,163,572       $1,899,732       $1,821,465    $1,687,995
Interest expense                              260,921          216,771          210,607       218,330
Net interest income                         1,902,651        1,682,961        1,610,858     1,469,665
Provision for loan loss                        85,000           50,000           30,000        40,000
Provision for income taxes                    448,364          338,418          305,290       234,341
Net income                                    513,517          388,320          352,450       266,086

Net income per common share:
Basic (1)                                       $0.36            $0.28            $0.25         $0.19
Diluted (1)                                     $0.35            $0.26            $0.24         $0.18


2002
Interest income                            $1,809,316       $1,620,007       $1,616,608    $1,472,669
Interest expense                              226,216          207,085          191,983       197,003
Net interest income                         1,583,100        1,412,922        1,424,625     1,275,666
Provision for loan loss                        80,000           60,000          105,000       110,000
Provision for income taxes                    325,458          276,946          260,674       187,852
Net income                                    365,598          311,227          292,526       210,957

Net income per common share:
Basic (1)                                       $0.26            $0.22            $0.21         $0.15
Diluted (1)                                     $0.25            $0.22            $0.20         $0.15

(1) See Note 20

18.  CONDENSED FINANCIAL STATEMENTS OF THE PARENT COMPANY ONLY

VSB BANCORP, INC.

STATEMENT OF FINANCIAL CONDITION
DECEMBER 31, 2003
-------------------------------------------------------------------------------

ASSETS

Money market investments, held to maturity                        $    599,356
Investment in subsidiaries                                          15,116,079
Other assets                                                           244,634
                                                                 --------------

                               Total assets                       $ 15,960,069
                                                                 ==============

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
Subordinated debt                                                 $  5,155,000
Accounts payable, accrued expenses and other liabilities               118,457
                                                                 --------------

                            Total liabilities                        5,273,457
                                                                 --------------

COMMITMENTS AND CONTINGENT LIABILITIES

SHAREHOLDERS' EQUITY
Common stock ($.0001 par value, 3,000,000 shares authorized,
 1,055,998 issued and outstanding at December 31, 2003)                    106
Additional paid-in capital                                           7,076,486
Retained earnings                                                    3,779,686
Accumulated other comprehensive loss, net of taxes of $148,001        (169,666)
                                                                 --------------

                        Total shareholders' equity                  10,686,612
                                                                 --------------

                Total liabilities and shareholders' equity        $ 15,960,069
                                                                 ==============

VSB Bancorp, Inc. was formed on May 30, 2003 and therefore no data is available for 2002.

VSB BANCORP, INC.

STATEMENT OF OPERATIONS
FOR THE PERIOD MAY 31, 2003 THROUGH DECEMBER 31, 2003
------------------------------------------------------------------------------

INTEREST INCOME:
     Money market securities                                      $     2,251
                                                                --------------
             Total interest income                                      2,251

INTEREST EXPENSE:
     Subordinated debt                                                118,029
                                                                --------------
             Total interest expense                                   118,029

                                                                --------------
             Net interest income                                     (115,778)
                                                                --------------

NON-INTEREST EXPENSES:
     Legal fees                                                         7,079
     Professional fees                                                    405
     Other                                                             16,007
                                                                --------------
             Total non-interest expenses                               23,491
                                                                --------------

LOSS BEFORE INCOME TAXES                                             (139,269)
                                                                --------------

PROVISION/(BENEFIT) FROM INCOME TAXES:
     Current                                                          (64,801)
                                                                --------------

             Total income taxes                                       (64,801)
                                                                --------------

EQUITY IN UNDISTRIBUTED EARNINGS, NET OF TAXES                      1,594,841

NET INCOME                                                        $ 1,520,373
                                                                ==============

VSB Bancorp, Inc. was formed on May 30, 2003 and therefore no data is available for 2002.

VSB BANCORP, INC.

STATEMENT OF CASH FLOWS FOR THE PERIOD MAY 31, 2003 THROUGH DECEMBER 31, 2003
--------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                      $  1,520,373
   Adjustments to reconcile net income to net cash
       used in operating activities:
   Changes in operating assets and liabilities:
      Undistributed income of subsidiaries                           (1,594,841)
      Increase in other assets                                         (244,634)
      Increase in accrued expenses, income taxes payable
        and other liabilities                                           118,457
                                                                  --------------
          Net cash used by operating activities                        (200,645)
                                                                  --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in subsidiaries                                      (11,431,591)
   Proceeds from sale and maturities of money market investments         12,895
   Purchases of money market investments                               (612,251)
                                                                  --------------
          Net cash used in investing activities                     (12,030,947)
                                                                  --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                             7,076,592
   Proceeds from the issuance of subordinated debt                    5,155,000
                                                                  --------------
          Net cash provided by financing activities                  12,231,592
                                                                  --------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                     -

CASH AND CASH EQUIVALENTS,
   BEGINNING OF YEAR                                                          -
                                                                  --------------

CASH AND CASH EQUIVALENTS,
   END OF YEAR                                                     $          -
                                                                  ==============

SUPPLEMENTAL DISCLOSURE OF CASH
   FLOW INFORMATION:
   Cash paid during the period for:
     Interest                                                      $          -
                                                                  ==============
     Income taxes                                                  $          -
                                                                  ==============

VSB Bancorp, Inc. was formed on May 30, 2003 and therefore no data is available for 2002.


19.  SUBSEQUENT EVENTS

     On January 28, 2004, VSB Bancorp, Inc. announced a 4 for 3 stock split effected in the form of a 33 1/3 stock dividend, to be paid on March 8, 2004 to shareholders of record at the close of business on February 17, 2004. Shareholders will receive one additional share of VSB Bancorp, Inc. stock for every three shares held, and cash in lieu of fractional shares based on the average of the high and low trading price on the record date, as adjusted for the split.

20. RESTATEMENT OF BASIC AND DILUTED EARNINGS PER SHARE AND DECONSOLIDATION OF VSB CAPITAL TRUST I

     The following table sets forth the data as previously reported in the Company's original report on Form 10-KSB and the data as adjusted for the four for three stock dividend paid during the first quarter of 2004 and the deconsolidation of VSB Capital Trust I:

                                   2003                               2002                              2001
                       -----------------------------     ------------------------------     ----------------------------
                           As                                As                                 As
                       Previously            As          Previously             As          Previously           As
                        Reported          Restated        Reported           Restated        Reported         Restated
                       -----------       -----------     ------------       -----------     -----------      -----------
For the year ended
  December 31:

Basic earnings
  per share               $ 1.44            $ 1.08           $ 1.12            $ 0.84          $ 0.88           $ 0.66
                          ======            ======           ======            ======          ======           ======

Diluted earnings
  per share               $ 1.37            $ 1.04           $ 1.08            $ 0.81          $ 0.87           $ 0.65
                          ======            ======           ======            ======          ======           ======

The data reported in the original Form 10-KSB was based upon the actual average shares outstanding of 1,055,999 shares (basic) and 1,107,778 shares (diluted), 1,050,444 shares (basic) and 1,091,567 shares (diluted) shares and 1,050,000 shares (basic) and 1,060,356 shares (diluted) for 2003, 2002 and 2001 respectively. After retroactively adjusting for the stock dividend announced and paid during the first quarter of 2004, the number of shares outstanding was 1,407,999 shares (basic) and 1,467,616 shares (diluted), 1,400,592 shares (basic) and 1,455,423 shares (diluted) and 1,400,000 shares (basic) and 1,413,808 shares (diluted) for 2003, 2002 and 2001 respectively.


In addition the following table sets forth the data as previously reported in the Company's original report on Form 10-KSB and the data as adjusted for deconsolidation of VSB I Capital Trust, which was originally consolidated by the Company. No changes have been made to the income statement arising from this adjustment because the amounts are immaterial:

                                                2003
                              ----------------------------------------
                                    As
                                Previously                  As
                                 Reported                Restated
                              ----------------       -----------------
As of
  December 31:

Prepaid and other assets         $   542,545            $   697,545
                                 ===========            ===========

Trust preferred securities       $ 5,000,000
Subordinated Debt                                       $ 5,155,000

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

16. Letter of Deloitte & Touche regarding change in certifying accountant
21.            Subsidiaries of the Registrant
23.            Consent of Independent Registered Public Accounting Firm
31.1           Rule 13A-14(a)/15D-14(a) Certification of Chief Executive Officer
31.2           Rule 13A-14(a)/15D-14(a) Certification of Chief Financial Officer
32.1           Certification by CEO pursuant to 18 U.S.C. 1350.
32.2           Certification by CFO pursuant to 18 U.S.C. 1350.

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

                                              VSB Bancorp, Inc.
                                              (Registrant)
Date: March 4, 2005
                                              By: /s/ MERTON CORN
                                                  ------------------------------
                                                  Merton Corn, President and
                                                  Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated below.


/s/ MERTON CORN                                               March 4, 2005
-----------------------------------------------               -------------
Merton Corn, President, Chief Executive Officer               Date
and Director

/s/ RAFFAELE M. BRANCA                                        March 4, 2005
-----------------------------------------------               -------------
Raffaele M. Branca, Executive Vice President,                 Date
Chief Financial and Accounting Officer and
Director

/s/ JOSEPH J. LIBASSI                                         March 4, 2005
-----------------------------------------------               -------------
Joseph J, LiBassi, Chairman of the Board                      Date

/s/ JOAN NERLINO CADDELL                                      March 4, 2005
-----------------------------------------------               -------------
Joan Nerlino Caddell, Director                                Date

/s/ ROBERT S. CUTRONA, SR.                                    March 4, 2005
-----------------------------------------------               -------------
Robert S. Cutrona, Sr., Director                              Date

/s/ CHAIM FARKAS                                              March 4, 2005
-----------------------------------------------               -------------
Chaim Farkas, Director                                        Date

/s/ ALFRED C. JOHNSEN                                         March 4, 2005
-----------------------------------------------               -------------
Alfred C. Johnsen, Director                                   Date

/s/ CARLOS PEREZ                                              March 4, 2005
-----------------------------------------------               -------------
Carlos Perez, Director                                        Date

/s/ BRUNO SAVO                                                March 4, 2005
-----------------------------------------------               -------------
Bruno Savo, Director                                          Date