Form 10KSB
period 2004-12-31
VSB BANCORP INC
filed 2005-03-29
CIK 1225874

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20849

                                   FORM 10-KSB


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED DECEMBER 31, 2004


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


                                   11-3680128
                     --------------------------------------
                     (I. R. S. Employer Identification No.)


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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes  [ ] No.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X].

State Issuer's revenues for the most recent fiscal year: $11,575,546.

The aggregate market value of the voting stock held by non-affiliates of the registrant at March 21, 2005 was $27,062,091.

Documents incorporated by reference:

Portions of the registrant's definitive proxy statement filed or to be filed on or about March 23, 2005 into Part III of this Form 10-KSB.

The issuer had 1,505,022 common shares outstanding as of March 21, 2005.

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

We also own all of the common securities of VSB Capital Trust I, a special purpose trust established to issue $5 million of trust preferred securities in August 2003. Under Federal Reserve Regulations, provided that certain conditions are met, up to 25% of our Tier I capital requirement may be satisfied through funds raised by the sale of trust preferred securities. We used the proceeds from the sale of the trust preferred securities to continue to satisfy our regulatory capital requirements. We contributed $4.2 million of the proceeds from the sale of those securities to Victory State Bank as capital, thus providing the Bank with capital to support future growth. Trust preferred securities are long-term debt securities in which interest paid to the owner of the security is tax deductible to the holding company, in contrast to dividends paid by the holding company, which do not provide a tax benefit to the company that pays the dividends. The tax deductibility of the interest payments means that trust preferred securities can be a low-cost source of capital.

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

In general, when viewed on a short term basis, the interest rates we pay on deposits adjust more quickly than the interest rates we earn on loans because, although the largest part of our loan portfolio consist of loans with interest rates that fluctuate based upon the prime rate, those loans have minimum interest rate floors. Due to the current low interest rate environment, the interest rates on many of the prime-based loans are currently at their minimum levels. As a result, if there is an increase in market interest rates, including an increase in the prime rate, then the interest rate we earn on the loans which are currently at their interest rate floors may not increase, while our cost of funds would increase. This could put negative pressure on earnings. We estimate that the interest rates on many of our prime-based loans will not begin to increase until the prime rate increases to over 6% because the most common loans have interest rates equal to the prime rate plus 1% per annum with a minimum floor of 7%. We also have a substantial portfolio of investment securities with fixed rates of interest, most of which are mortgage-backed securities with an estimated life of not more than 4.5 years. However, an increase in interest rates on residential mortgage loans in the future could reduce the turnover rate of residential housing and reduce the rate of loan refinances, both of which could, in turn, extend the estimated lives of these fixed-rate mortgage-backed securities. That could also put negative pressure on earnings as below market rate mortgage-backed securities could be outstanding for longer periods.

There is no active trading market for our common stock. There is no active trading market for our common stock. Our common stock is not listed on any exchange nor is it quoted on the NASDAQ Stock Market. It is quoted on the OTC Bulletin Board, but does not trade every day. During a recent three month period, trades were reported on only 14 trading days, or less than one out of every three trading days. We had intended to apply to have our stock quoted on the NASDAQ BBX (Bulletin Board Exchange), but that system was never implemented. We currently have approximately 200 stockholders of record and we believe, based upon reports we have received from broker/dealers, that there are approximately an additional 100 stockholders who own their shares in street name. This relatively small number of stockholders reduces the likelihood that an active trading market for our common stock will develop and makes it difficult for us to have our stock listed or quoted on any but the least active exchanges or quotation systems.

The geographic concentration of our loans increases the risk that adverse economic conditions could affect our net income. Substantially all of our loans are mortgage loans on property located in Staten Island, New York, or loans to residents of Staten Island. Staten Island had experienced an economic down turn in recent years and the economy is only now recovering. A reversal of the recent improvement or a decline in the local economy could have an adverse effect on us for a number of reasons. Adverse economic conditions could hurt the ability of our borrowers to repay their loans. If real estate values decline, reductions in the value of real estate collateral could make it more difficult for us to recover the full amount due on loans which go into default. Furthermore, economic difficulties can also increase deposit outflows as customers must use savings to pay bills. This could increase our cost of funds because of the need to replace the deposit outflow. All of these factors might combine to reduce significantly our net income.

The largest segment of our loan portfolio is represented by loans to home builders and others involved in the home building industry, such as equipment and material suppliers. As a result, a down turn in the housing market in our Staten Island lending area, regardless of the state of other sectors of the economy, could have a significant negative impact on both our loan portfolio and our level of deposits. Furthermore, there is pressure in Staten Island to slow development and reduce residential density. This could cause a slowing of new construction, which could adversely affect both our customers and our ability to generate new loans that satisfy our underwriting criteria. Furthermore, businesses in the home building industry are a source of deposits as well as loans, and if their businesses suffer, they are likely to reduce the level of deposits they maintain at with us.

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

We operate in an extremely competitive environment. We operate in one of the most competitive environments for financial products in the world. Many of the world's largest financial institutions have offices in our local communities, and they have far greater financial resources than we have. According to FDIC data, in the three years from June 30, 2001 to June 30, 2004, the number of bank branches in Staten Island increased by 20%, although the number of banks with branches in the county decreased from eleven to ten due to mergers. We seek to distinguish ourselves from those institutions by providing personalized service and providing the same level of care to small community based businesses that only Fortune 500 companies can obtain from the largest banks.

Victory State Bank

Victory State Bank's principal business has been and continues to be attracting commercial deposits from primarily the general public and investing those deposits, together with funds generated from operations and repayments on existing investments, primarily in loans for business purposes and investment securities. The Bank's revenues are derived principally from interest on our commercial loan and investment securities portfolios. The Bank's primary sources of funds for new loans and investments are increases in deposits and principal and interest payments on existing loans and investment securities.

Victory State Bank is a New York state-chartered commercial bank primarily operating in Staten Island New York, which opened for business on November 13, 1997. The initial capital of $7,000,000 was raised in a public offering, primarily to residents of and businesses in the borough of Staten Island, New York. The Bank sold 700,000 shares of its common stock in that offering at a price of $10.00 per share. Net organization costs of $216,000 were fully expensed in 1997.

Victory State Bank serves its primary market of Staten Island, New York through its four banking offices. The Bank opened its main office in the Oakwood section of Staten Island in November 1997; its first branch was opened in the West Brighton section of Staten Island in June 1999; its second branch in the St. George section of Staten Island in January 2000; and its third branch in the Dongan Hills section of Staten Island in December 2002. The Bank has announced the opening of a fifth branch location in the Rosebank section of Staten Island, subject to regulatory approval. The Bank's deposits are insured by the Bank Insurance Fund of the Federal Deposit Insurance Corporation up to the maximum amounts permitted by law. Victory State Bank also serves its customers through its website, www.victorystatebank.com.

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

         Use of Estimates - The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses during the reporting period. The allowance for loan losses, prepayment estimates on the mortgage-backed securities and collateralized mortgage obligation portfolios, and fair values of financial instruments are particularly subject to change. Actual results can differ from those estimates.

         Investment Securities, Available for Sale - Investment securities, available for sale, are to be held for an unspecified period of time and include securities that management intends to use as part of its asset/liability strategy. These securities may be sold in response to changes in interest rates, prepayments or other factors and are carried at estimated fair value. Gains or losses on the sale of such securities are determined by the specific identification method. Premiums and discounts are recognized in interest income using a method that approximates the level yield method. Unrealized holding gains or losses, net of deferred income taxes, are excluded from earnings and reported as other comprehensive income in a separate component of stockholders' equity until realized. Declines in the fair value of securities below their cost that are other than temporary are reflected as realized losses. In estimating other-than-temporary losses, management considers: (1) the length of time and extent that fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, and (3) the Company's ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value.

         The Company invests primarily in agency collateralized mortgage obligations ("CMOs") with estimated average lives primarily under 4.5 years and mortgage-backed securities. These securities are primarily issued by the Federal National Mortgage Association ("FNMA"), the Government National Mortgage Association ("GNMA") or the Federal Home Loan Mortgage Corporation ("FHLMC") and are primarily comprised of mortgage pools guaranteed by FNMA, GNMA or FHLMC. The Company also invests in whole loan CMOs, all of which are AAA rated. These securities expose the Company to risks such as interest rate, prepayment and credit risk and thus pay a higher rate of return than comparable treasury issues.

         Loans Receivable - Loans receivable, that management has the intent and ability to hold for the foreseeable future or until maturity or payoff, are stated at unpaid principal balances, adjusted for deferred net origination and commitment fees and the allowance for loan losses. Interest income on loans is credited as earned.

         It is the policy of the Company to provide a valuation allowance for incurred losses on loans based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations which may affect the borrower's ability to repay, estimated value of underlying collateral and current economic conditions in the Company's lending area. The allowance is increased by provisions for loan losses charged to earnings and is reduced by charge-offs, net of recoveries. While management uses available information to estimate losses on loans, future additions to the allowance may be necessary based upon the expected growth of the loan portfolio and any changes in economic conditions beyond management's control. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on judgments different from those of management. Management believes, based upon all relevant and available information, that the allowance for loan losses is adequate.

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

         Subordinated Debt - In August of 2003, the Company formed VSB Capital Trust I (the "Trust"). The Trust is a statutory business trust organized under Delaware law and the Company owns all of its common securities. The Trust issued $5.0 million of Trust Preferred Capital Securities to an independent investor and $155,000 of common securities to the Company. The Company issued a $5.16 million subordinated debenture to the Trust. The subordinated debenture is the sole asset of the Trust. The subordinated debenture and the Trust Preferred Capital Securities pay interest and dividends, respectively, on a quarterly basis, at a rate of 6.909%. They mature thirty years after the issuance of the securities and are non-callable for five years. After the first five years, the Trust Preferred Securities may be called by the Company at any quarterly interest payment date at par and the rate of interest that fluctuates quarterly based upon 300 basis points over the 90 day LIBOR rate. The Trust is not consolidated with the Company for financial statement purposes.

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

         In March 2004, the FASB Emerging Issues Task Force ("EITF") reached a consensus regarding EITF 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The consensus clarifies the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities"("SFAS 115") and investments accounted for under the cost method or the equity method. The recognition and measurement guidance for which the consensus was reached is to be applied to other-than-temporary impairment evaluations. In September 2004, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position, FSP EITF Issue 03-01-1, which has delayed the effective date for the measurement and recognition guidance of EITF 03-01. The implementation date is unknown until further guidance is issued by the FASB. We are currently evaluating the impact of adopting EITF 03-01.

         In December 2004, FASB issued Statement of Financial Accounting Standards No 123 Revised "Share Based Payments" ("SFAS 123R") which requires all public companies to record compensation cost for stock options provided to employees in return for employee service. The cost is measured at the fair value of the options when granted, and this cost is expensed over the employee service period, which is normally the vesting period of the options. As a small business filer, this will apply to us for awards granted or modified after the first quarter or year beginning after December 15, 2005. Compensation cost will also be recorded for prior option grants that vest after the date of adoption. The effect on results of operations will depend on the level of future option grants and the calculation of the fair value of the options granted at such future date, as well as the vesting periods provided, and so cannot currently be predicted. There will be no significant effect on financial position as total equity will not change. The effect of these other new standards on the Company's financial position and results of operations is not expected to be material upon and after adoption.

         Management continuously monitors emerging issues and accounting bulletins, some of which could potentially impact the Company's financial statements

Lending Activities

Loan Portfolio Composition. Our loan portfolio consists primarily of commercial mortgage loans and unsecured commercial loans. At December 31, 2004, we had total unsecured commercial loans outstanding of $9,620,243, or 14.1% of total loans, and commercial real estate loans of $31,741,069, or 46.5% of total loans. We had $22,853,858 of construction loans secured by real estate, $19,893,858 of which were construction loans to businesses for the construction of either commercial property or residential property for sale, representing 29.1% of total loans. Other loans in our portfolio principally included commercial loans secured by assets other than real estate totaling $1,572,824 or 2.3% of total loans at December 31, 2004 and consumer non-mortgage loans of $1,048,448 or 1.5% of total loans. For the year ended December 31, 2004, approximately $58,167,819, or 85.1%, of loans for business purposes had adjustable interest rates based on the prime rate of interest.


The following table sets forth the composition of our loan portfolio in dollar amounts and in percentages at the dates indicated

                                                                          At December 31,
                            -------------------------------------------------------------------------------------------------------
                                    2004                   2003                 2002                 2001               2000
                            -------------------   -------------------   ------------------   ------------------  ------------------
                                          % of                  % of                 % of                 % of                % of
                              Amount      Total     Amount      Total     Amount     Total      Amount    Total    Amount     Total
                            -----------  ------   -----------  ------   -----------  -----   ----------- ------  -----------  -----
Commercial loans:
 Commercial secured         $ 1,572,824     2.3%  $ 1,896,374     2.8%  $ 4,014,494    6.3%  $ 4,337,062    8.6% $ 2,564,064    5.7%
 Commercial unsecured         9,620,243    14.1     8,905,587    13.1    11,322,164   17.7    10,964,539   21.6   14,124,944   31.2
                            -----------  ------   -----------  ------   -----------  -----   ----------- ------  -----------  -----
  Total commercial loans     11,193,067    16.4    10,801,961    15.9    15,336,658   24.0    15,301,601   30.2   16,689,008   36.9
Real Estate loans:
Commercial                   31,741,069    46.5    32,416,537    47.5    31,357,950   49.1    21,553,696   42.5   17,156,979   37.8
One-to-four family            1,112,032     1.6     1,382,490     2.0       493,504    0.8       376,999    0.7      403,745    0.9
                            -----------  ------   -----------  ------   -----------  -----   ----------- ------  -----------  -----
  Total real estate loans    32,853,101    48.1    33,799,027    49.5    31,851,454   49.9    21,930,695   43.2   17,560,724   38.7
Construction loans:
Commercial                   19,893,858    29.1    20,390,849    29.8    13,562,442   21.3    10,477,294   20.7    9,029,720   20.0
Owner occupied one-to-four
 family                       2,960,000     4.3     1,870,000     2.7     1,315,000    2.1     1,803,000    3.6      733,746    1.6
                            -----------  ------   -----------  ------   -----------  -----   ----------- ------  -----------  -----
  Total construction loans   22,853,858    33.4    22,260,849    32.5    14,877,442   23.4    12,280,294   24.3    9,763,466   21.6
Other loans:
Consumer loans                1,048,448     1.5       949,899     1.4     1,179,485    1.9       796,987    1.6    1,066,746    2.4
Other loans                     435,837     0.6       510,617     0.7       509,073    0.8       331,355    0.7      177,708    0.4
                            -----------  ------   -----------  ------   -----------  -----   ----------- ------  -----------  -----
  Total other loans           1,484,285     2.1     1,460,516     2.1     1,688,558    2.7     1,128,342    2.3    1,244,454    2.8

Total loans                  68,384,311   100.0%   68,322,353   100.0%   63,754,112  100.0%   50,640,932  100.0%  45,257,652  100.0%
                            -----------  ======   -----------  ======   -----------  =====   ----------- ======  -----------  =====
Less:
 Unearned discounts, net
  and deferred loan fees,
  net                           337,426               340,892               339,601              216,139             145,311
 Allowance for loan losses    1,299,520             1,162,776             1,168,358              894,692             766,377
                            -----------           -----------           -----------          -----------         -----------
 Loans, net                 $66,747,365           $66,818,685           $62,246,153          $49,530,101         $44,345,964
                            ===========           ===========           ===========          ===========         ===========

The following table sets forth our loan originations and principal repayments for the periods indicated. We did not purchase or sell any loans in 2004 or 2003.

                                            Year Ended           Year Ended
                                            December 31,         December 31,
                                                2004                2003
                                            ------------        ------------

Commercial Loans (gross):
 At beginning of period                     $ 10,801,961        $ 15,336,658
  Commercial loans originated:
   Secured                                       537,400           1,109,942
   Unsecured                                  23,088,067          24,918,508
                                            ------------        ------------
  Total commercial loans                      23,625,467          26,028,450
 Principal repayments                        (23,234,361)        (30,563,147)
                                            ------------        ------------
 At end of period                           $ 11,193,067        $ 10,801,961
                                            ============        ============

Real Estate loans:
At beginning of period                      $ 33,799,027        $ 31,851,454
Real estate loans originated:
  Commercial                                  10,373,324          12,104,500
  One-to-four family                             325,000           5,862,639
                                            ------------        ------------
  Total real estate loans                     10,698,324          17,967,139
 Principal repayments                        (11,644,250)        (16,019,566)
                                            ------------        ------------
 At end of period                           $ 32,853,101        $ 33,799,027
                                            ============        ============
Construction loans
At beginning of period                      $ 22,260,849        $ 14,877,442
  Construction loans originated               26,851,000          25,867,500
  Principal repayments                       (26,257,991)        (18,484,093)
                                            ------------        ------------
 At end of period                           $ 22,853,858        $ 22,260,849
                                            ============        ============
Other loans (gross):
 At beginning of period                     $  1,460,516        $  1,688,558
  Other loans originated                       1,242,684             771,063
  Principal repayments                        (1,218,915)           (999,105)
                                            ------------        ------------
 At end of period                           $  1,484,285        $  1,460,516
                                            ============        ============

Loan Maturity. The following table shows the contractual maturity of our loans at December 31, 2004.

                                                              At December 31, 2004
                             ----------------------------------------------------------------------------------

                              Commercial     Commercial                                  Other
                              Unsecured       Secured    Construction   Real Estate     Loans (1)      Total
                             -----------    -----------   -----------   -----------   -----------   -----------
Amounts due:
 Within one year (1)         $ 6,134,913    $   608,236   $ 7,905,609   $ 3,359,699   $   926,838   $18,935,295
 After one year:
 One to five years             3,485,330        964,588    14,948,249    26,837,321       557,447    46,792,935
Total due after five years            --             --            --     2,656,081            --     2,656,081
                             -----------    -----------   -----------   -----------   -----------   -----------
    Total amount due           9,620,243      1,572,824    22,853,858    32,853,101     1,484,285    68,384,311

Less:
 Unearned fees                      (526)         2,824       185,587       149,541            --       337,426
 Allowance for loan
  losses                         351,215         17,660       358,632       501,784        70,229     1,299,520
                             -----------    -----------   -----------   -----------   -----------   -----------
Loans, net                   $ 9,269,554    $ 1,552,340   $22,309,639   $32,201,776   $ 1,414,056   $66,747,365
                             ===========    ===========   ===========   ===========   ===========   ===========


(1) Amount includes overdrawn deposit accounts of $322,141

The following table sets forth at December 31, 2004, the dollar amount of all loans, due after December 31, 2005, and whether such loans have fixed or variable interest rates.

                                    Due After December 31, 2005
                             -----------------------------------------
                                Fixed         Variable        Total
                             -----------    -----------    -----------

Commercial Loans:
  Unsecured                  $   327,336    $ 3,157,994    $ 3,485,330
  Secured                        387,881        576,707        964,588
Real Estate
  Commercial                     501,886     27,949,162     28,451,048
  One-to-four                  1,042,354             --      1,042,354
Construction                     360,000     14,588,249     14,948,249
Other loans                      557,447             --        557,447
                             -----------    -----------    -----------
  Total loans                $ 3,176,904    $46,272,112    $49,449,016
                             ===========    ===========    ===========

Commercial Business Lending. We originate commercial business loans directly to the professional and business community in our market area. We target small to medium sized business, and professionals such as lawyers, doctors and accountants. Applications for commercial business loans are obtained primarily from the efforts of our directors and senior management, who have extensive contacts in the local business community, or from branch referrals. As of December 31, 2004, commercial loans totaled $11,193,067 or 16.4% of total loans.

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

Commercial Real Estate Lending. We originate commercial real estate loans that are generally secured by properties used for business purposes such as retail stores, other mixed-use (business and residential) properties, restaurants, light industrial and small office buildings located in our primary market area. Our commercial real estate loans are generally made in amounts up to 70% of the appraised value of the property. These loans are most commonly made with terms up to five years with interest rates that adjust to 100 or 150 basis points above the floating prime rate. A significant portion of these loans are subject to an interest rate floor ranging between 7.00% to 7.50%. Our underwriting standards consider the collateral of the borrower, the net operating income of the property and the borrower's expertise, credit history and profitability. We require personal guarantees from the borrower or the principals of the borrowing entity. At December 31, 2004, our commercial real estate loans totaled $32,853,101, or 48.1% of total loans.

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

Construction Lending. Our construction loans primarily have been made to finance the construction of one- to four-family residential properties and, to a lesser extent, multi-family residential real estate properties. Our policies provide that construction loans may be made in amounts up to the lesser of 80% of the total hard and soft costs of the project or Victory State Bank's legal lending limit for loans to-one borrower. We generally require personal guarantees. Construction loans generally are made with prime-based interest rates with terms up to 18 months. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. At December 31, 2004, our construction loans totaled $22,853,858 or 33.4% of total loans.

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

Loan Approval Procedures and Authority. All unsecured loans in excess of $200,000 and all secured loans over $350,000, are reviewed and approved prior to commitment by the Loan Committee, which consists of seven directors of Victory State Bank. Smaller loans may be approved by underwriters designated by the Bank's Chief Executive Officer. Consumer loans not secured by real estate and unsecured consumer loans require the approval of either the Bank's Chief Lending Officer or Chief Executive Officer, and may require the approval of both, depending on the amount of the loan and the loan to value ratio.

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

Classified Assets. Federal regulations and our Loan Review and Risk Rating Policy provide for the classification of loans and other assets we consider to be of lesser quality as "Substandard", "Doubtful" or "Loss" assets. An asset is considered "Substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that we will sustain "some loss" if the deficiencies are not corrected. Assets classified as "Doubtful" have all of the weaknesses inherent in those classified "Substandard" with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "Loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose us to sufficient risk to warrant classification but which possess weaknesses are designated "Special Mention" by management. We had nineteen (19) loans, in the aggregate amount of $6,053,086, classified as special mention, fifteen (15) loans, in the aggregate amount of $741,671, classified as substandard, two (2) loans, in the aggregate amount of $38,135, classified as doubtful, and no loans classified as loss as of December 31, 2004.

When we classify an asset as Substandard or Doubtful, we provide, as part of our general allowance for loan losses, an amount management deems prudent to recognize the risks pertaining to the loans. A general allowance represents a loss allowance that we have established to recognize the inherent risk associated with lending activities, but which, unlike a specific allowance, has not been allocated to particular problem assets. When we classify an asset as "Loss," we either establish a specific allowance for losses equal to 100% of the amount of the asset or charge off that amount.

Victory State Bank's Loan Review Officer and Board of Directors regularly review problem loans and review all classified assets on a quarterly basis. We believe our policies are consistent with the regulatory requirements regarding classified assets. Our determination as to the classification of our assets and the amount of our valuation allowances is subject to review, as to Victory State Bank, by the New York State Banking Department and the FDIC, and as to our holding company, by the Federal Reserve, which can order the establishment of additional general or specific loss allowances.

The following table sets forth delinquencies in our loan portfolio as of the dates indicated:


                                                  At December 31, 2004
                                  ---------------------------------------------------
                                          60-89 Days               90 Days or more
                                    Number       Principal      Number      Principal
                                  ----------    ----------    ----------   ----------
Commercial real estate                     2    $  256,137             4   $  160,310
Commercial construction                   --            --            --           --
Commercial unsecured                      --            --             1       20,112
Other                                     --            --             1        2,476
                                  ----------    ----------    ----------   ----------
Total                                      2    $  256,137             6   $  182,898
                                  ==========    ==========    ==========   ==========
Delinquent loans to total loans                       0.37%                      0.27%

                                                  At December 31, 2003
                                  ---------------------------------------------------
                                          60-89 Days               90 Days or more
                                    Number       Principal      Number      Principal
                                  ----------    ----------    ----------   ----------
Commercial real estate                     2    $  503,694             4   $  259,026
Commercial construction                   --            --             1      145,000
Commercial unsecured                      --            --             1       30,619
Other                                     --            --             1        4,406
                                  ----------    ----------    ----------   ----------
Total                                      2    $  503,694             7   $  439,051
                                  ==========    ==========    ==========   ==========
Delinquent loans to total loans                       0.74%                      0.64%

                                                  At December 31, 2002
                                  ---------------------------------------------------
                                          60-89 Days               90 Days or more
                                    Number       Principal      Number      Principal
                                  ----------    ----------    ----------   ----------
Commercial real estate                    --    $       --             7   $  925,952
Commercial construction                   --            --            --           --
Commercial unsecured                      --            --             1       14,734
Other                                     --            --            --           --
                                  ----------    ----------    ----------   ----------
Total                                     --    $       --             8   $  940,686
                                  ==========    ==========    ==========   ==========
Delinquent loans to total loans                       0.00%                      1.48%


                                                  At December 31, 2001
                                  ---------------------------------------------------
                                          60-89 Days               90 Days or more
                                    Number       Principal      Number      Principal
                                  ----------    ----------    ----------   ----------
Commercial real estate                    --    $       --            --   $       --
Commercial construction                    1         7,376            --           --
Commercial unsecured                      --            --            --           --
Other                                     --            --            --           --
                                  ----------    ----------    ----------   ----------
Total                                      1    $    7,376            --    $      --
                                  ==========    ==========    ==========   ==========
Delinquent loans to total loans                       0.01%                      0.00%

                                                  At December 31, 2000
                                  ---------------------------------------------------
                                          60-89 Days               90 Days or more
                                    Number       Principal      Number      Principal
                                  ----------    ----------    ----------   ----------
Commercial real estate                     1    $   68,995             6   $  814,210
Commercial construction                    1       110,000             2      283,458
Commercial                                 4       118,400             1      130,000
Other                                      3        15,915            --           --
                                  ----------    ----------    ----------   ----------
Total                                      9    $  313,310             9   $1,227,668
                                  ==========    ==========    ==========   ==========
Delinquent loans to total loans                       0.69%                       2.71%

Loans 90 days or more past due represent non-accrual loans and loans that are contractually past due maturity but are still accruing interest.

Non-performing Assets. The following table sets forth information about our non-performing assets at December 31, 2004 and 2003.

                                      At December 31,     At December 31,
                                           2004                2003
                                       ------------        ------------

Non-performing assets:
  Commercial loans:
    Unsecured                          $     20,112        $     30,619
  Commercial real estate                    121,810             259,026
  Construction                                   --             145,000
  Consumer loan                               2,476               4,406
                                       ------------        ------------

       Total non-performing
          assets                       $    144,398        $    439,051
                                       ============        ============

Non-performing loans to total
  loans                                        0.21%               0.64%
Non-performing loans to total
  assets                                       0.06%               0.24%
Non-performing assets to total
  assets                                       0.06%               0.24%

The following table sets forth the aggregate carrying value of our assets classified as Substandard and Doubtful according to asset type. No loans were classified as Loss at December 31, 2004.

                                     At December 31, 2004          At December 31, 2004
                                         Substandard                    Doubtful
                                  -------------------------     -------------------------
                                    Number         Amount         Number         Amount
                                  ----------     ----------     ----------     ----------
Classification of assets:
Commercial Loans:
  Unsecured                                9     $  294,882              1     $   15,459
Commercial Real Estate                     5        444,313              1         22,676
Other                                      1          2,476             --             --
                                  ----------     ----------     ----------     ----------
    Total loans                           15     $  741,671              2     $   38,135
                                  ==========     ==========     ==========     ==========

No assets were classified as Loss at year end 2004.

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

In addition, management analyzes each loan that has been identified as having specific weaknesses to determine the appropriate level of the allowance for that loan. This analysis considers both the general factors which are considered in assessing performing loans as well as specific facts pertinent to each loan, such as collateral value, borrower's income and ability to repay, payment history, the reasons for and length of the delinquency, and the value of any credit support. Although loans may be analyzed individually or in groups to determine the allowance, the entire allowance is available for any losses that occur.

In order to assist in determining the allowance, an independent loan review firm, senior management and the Bank's Board of Directors review the allowance for loan losses quarterly. If they determine that the allowance is inadequate, then management increases the provision for loan losses to bring the allowance up to the level required.

As of December 31, 2004, our allowance for loan losses was $1,299,520 or 1.90% of total loans. Based upon all relevant and presently available information, management believes that the allowance for loan losses is appropriate. We continue to monitor and modify the level of the allowance for loan losses in order to maintain the allowance at a level which management considers appropriate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary, based on changes in economic and local market conditions beyond management's control. In addition, federal and state bank regulatory agencies periodically review Victory State Bank's loan loss allowance as part of their periodic safety and soundness examinations of the Bank. They may recommend or seek to compel increases in the allowance if they believe that weaknesses in the loan portfolio are more significant than management's assessment.

The following table sets forth the activity in our allowance for loan losses:

                                                                                  For the Year
                                                                                     Ended
                                                                                  December 31,
                                                  ---------------------------------------------------------------------------
                                                     2004            2003            2002            2001            2000
                                                  -----------     -----------     -----------     -----------     -----------
Allowance for Loan Losses:
 Balance at beginning of period                   $ 1,162,776     $ 1,168,358     $   894,692     $   766,377     $   263,466
 Charge-offs:
 Commercial loans:
   Unsecured                                         (180,125)       (315,490)       (130,191)       (229,337)        (95,530)
 Other loans                                           (4,940)        (17,138)        (24,421)        (15,444)        (58,666)
                                                  -----------     -----------     -----------     -----------     -----------
Total charge-offs                                    (185,065)       (332,628)       (154,612)       (244,781)       (154,196)
Recoveries                                            171,809         122,046          73,278          68,096          12,107
                                                  -----------     -----------     -----------     -----------     -----------
Net charge-offs                                       (13,256)       (210,582)        (81,334)       (176,685)       (142,089)
Provision charged to income                           150,000         205,000         355,000         305,000         645,000
                                                  -----------     -----------     -----------     -----------     -----------
Balance at end of period                          $ 1,299,520     $ 1,162,776     $ 1,168,358     $   894,692     $   766,377
                                                  ===========     ===========     ===========     ===========     ===========

Ratio of net charge-offs during the period to
 average loans outstanding during the period             0.02%           0.49%           0.27%           0.37%           0.42%
Ratio of allowance for loan losses to
 total loans at the end of period                        1.90%           1.70%           1.83%           1.77%           1.70%
Ratio of allowance for loan losses to
 non-performing loans at the end of the period         899.96%         264.84%         356.45%         137.73%          96.41%
Ratio of allowance for loan losses to
 non-performing assets at the end of the period        899.96%         264.84%         356.45%         137.73%          96.41%


The following table sets forth the allocation of our allowance for loan losses among each of the categories listed.

                            At December 31,       At December 31,      At December 31,      At December 31,         At December 31,
                                  2004                  2003                 2002                 2001                    2000
                          ------------------    ------------------   -------------------  --------------------   ------------------
                                   % of Loans            % of Loans            % of Loans            % of Loans           % of Loans
                                        in                    in                    in                    in                    in
                                     Category              Category             Category              Category             Category
                                        to                    to                    to                    to                    to
                                      Total                 Total                 Total                 Total                 Total
                          Amount      Loans      Amount     Loans      Amount     Loans      Amount     Loans      Amount     Loans
                          ------------------    ------------------   -------------------  --------------------   ------------------
Allowance:
 Commercial loans:
   Unsecured              $  351,215    14.1%   $  218,871    13.1%  $  290,496     17.7%    $218,772     21.6%  $  288,706    31.2%
   Secured                    17,660     2.3        22,766     2.8       55,186      6.3      290,535      8.6        7,350     5.7
 Commercial real estate      490,488    46.5       523,209    47.5      567,390     49.1      279,512     42.5      329,320    37.8
 Residential real estate      11,296     1.6        12,957     2.0        8,896      0.8        2,351      0.7        5,633     0.9
 Construction loans          358,632    33.4       354,792    32.5      206,920     23.4       79,030     24.3      112,427    21.6
 Other loans                  70,229     2.1        30,181     2.1       39,470      2.7       24,492      2.3       22,941     2.8
                          ------------------    ------------------   -------------------  --------------------   ------------------
Total allowances          $1,299,520   100.0%   $1,162,776   100.0%  $1,168,358    100.0%    $894,692    100.0%  $  766,377   100.0%
                           ==================    ==================   ===================  ====================   ==================

Investment Activities

State-chartered banking institutions have the authority to invest in various types of liquid assets, including United States Treasury Obligations, securities of various federal agencies, certain certificates of deposits of insured banks and savings institutions, certain bankers' acceptances, repurchase agreements, federal funds sold and corporate debt securities. Additionally, it is appropriate for us to maintain investments for ongoing liquidity needs and we have maintained liquid assets at a level believed to be adequate to meet our normal daily activities.

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

Our policies generally limit investments to government and federal agency securities or AAA rated securities, including corporate debt obligations, that are investment grade with weighted average lives of seven years or less. Our policies provide that all investment purchases be ratified by the Bank's Board and may only be initiated by the President or Chief Financial Officer of the Bank. Investment securities consist of collateralized mortgage obligations ("CMOs") with an estimated average life of 4.5 years or less, mortgage-backed securities ("MBSs") with maturities of seven years or less and U.S. Agency notes with maturities of less than 15 years. These CMOs and MBSs are backed by federal agencies such as Federal National Mortgage Association ("FNMA") and the Federal Home Loan Mortgage Corporation ("FHLMC") or are "AAA" rated whole loan securities. At December 31, 2004, we had investment securities in the aggregate amount of $129,403,474 with a market value of $128,532,767. Of these, $120,903,474 were either CMO's or MBS's. The entire investment portfolio at December 31, 2004 was classified as available for sale and is accounted on a fair market value basis.

The following table sets forth certain information regarding the amortized cost and fair values of the investment securities, available for sale portfolio at the dates indicated:

                                                                                  At December 31,
                                                      ------------------------------------------------------------------------
                                                                   2004                                    2003
                                                      --------------------------------        --------------------------------
                                                       Amortized             Fair              Amortized             Fair
                                                          Cost               Value                Cost               Value
                                                      ------------        ------------        ------------        ------------
Investments securities, available for sale
US Government Agency                                  $  8,500,000        $  8,481,563        $  2,000,000        $  2,000,000
FNMA 7 Year Balloon                                     11,245,666          11,118,275             698,940             743,311
FHLMC                                                      517,411             523,766           1,013,649           1,033,838
GNMA                                                     3,296,901           3,263,366           3,782,659           3,732,954
Whole Loan MBS                                           5,114,582           5,068,462           3,691,027           3,746,108
Collateralized mortgage obligations                    100,728,914         100,077,335          72,302,939          71,915,336
                                                      ------------        ------------        ------------        ------------

                                                      $129,403,474        $128,532,767        $ 83,489,214        $ 83,171,547
                                                      ============        ============        ============        ============

The table below sets forth the amortized cost, weighted average yields and stated maturities of our investment securities at December 31, 2004 and 2003, all of which were classified as available for sale. No tax equivalent adjustments have been made.


                                                                    At December 31, 2004
                         -----------------------------------------------------------------------------------------------------------
                           Less   Weighted                 Weighted                Weighted                  Weighted
                           Than   Average       1 To 5     Average      5 To 10    Average       Over 10     Average
                          1 Year   Yield         Years      Yield        Years      Yield         Years       Yield        Total
                         -------  -------    ------------  -------   ------------  -------    ------------   -------    ------------
Investment Securities:
US Government Agency
 Agency                  $    --       --%   $  3,000,000     2.98%  $  5,500,000     3.54%   $         --        --%   $  8,500,000
FNMA 7 Year Balloon           --       --         560,127     5.33      2,976,988     4.36       7,708,551      3.92      11,245,666
FHLMC                         --       --         517,411     5.02             --       --              --        --         517,411
GNMA                          --       --              --       --             --       --       3,296,901      4.39       3,296,901
Whole Loan MBS                --       --              --       --             --       --       5,114,582      4.66       5,114,582
Collateralized Mortgage
 Obligations                  --       --              --       --      2,585,812     4.24      98,143,102      4.43     100,728,914
                         -------             ------------            ------------             ------------              ------------

Total                    $    --       --%   $  4,077,538     3.56%  $ 11,062,800     3.92%   $114,263,136      4.40%   $129,403,474
                         =======             ============            ============             ============              ============

                                                                    At December 31, 2003
                         -----------------------------------------------------------------------------------------------------------
                           Less   Weighted                 Weighted                Weighted                  Weighted
                           Than   Average       1 To 5     Average      5 To 10    Average       Over 10     Average
                          1 Year   Yield         Years      Yield        Years      Yield         Years       Yield        Total
                         -------  -------    ------------  -------   ------------  -------    ------------   -------    ------------
Investment Securities:
US Government Agency
 Agency                  $    --       --%   $         --       --%  $        --        --%   $  2,000,000      4.00%   $  2,000,000
FNMA 7 Year Balloon           --       --         698,940     6.82            --        --              --        --         698,940
FHLMC                         --       --         549,731     5.47        463,918     5.34              --        --       1,013,649
GNMA                          --       --              --       --             --       --       3,782,659      4.11       3,782,659
Whole Loan MBS                --       --              --       --             --       --       3,691,027      4.72       3,691,027
Collateralized Mortgage
 Obligations                  --       --          56,439     7.12        204,391     3.42      72,042,109      4.25      72,302,939
                         -------             ------------            ------------             ------------              ------------
Total                    $    --       --%   $  1,305,110     6.26%  $    668,309     4.75%   $ 81,515,795      4.26%   $ 83,489,214
                         =======             ============            ============             ============              ============

Source of Funds

General. Deposits are the primary source of our funds for use in lending, investing and for other general purposes. In addition to funds resulting from increases in aggregate deposits, we obtain funds from principal repayments and prepayments on loans and securities. Loan and securities repayments are a relatively stable source of funds, while deposit inflows and outflows as well as unscheduled prepayments are influenced by general interest rates and money market conditions.

Deposits. We offer a variety of deposit accounts having a range of interest rates and terms. Our deposits consist of non-interest bearing checking accounts, money market accounts, time deposit ("certificate") accounts, statement savings and NOW accounts. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. Our deposits are obtained primarily from the areas in which our offices are located. We do not actively solicit certificate accounts in excess of $100,000, except for $15,000,000 of New York City and New York State deposits that we received in connection with the designation of the St. George area as a banking development district, and we do not pay above-market interest rates on jumbo deposits to attract them. We do not use brokers to obtain deposits. Management constantly monitors our deposit accounts and, based on historical experience, management believes we will retain a large portion of such accounts upon maturity. Deposit account terms we offer vary according to the minimum balance required, the time periods that the funds must remain on deposit and the interest rates, among other factors. In determining the characteristics of the deposit account programs we offer, we consider potential profitability, matching terms of the deposits with loan products, the attractiveness to the customers and the rates that our competitors offer.

Our focus on customer service, primarily for the business and professional community in our marketplace, has facilitated our retention of non-interest bearing checking accounts and low cost NOW and money market accounts, which generally have interest rates substantially less than certificates of deposit. At December 31, 2004, these types of low cost deposit accounts amounted to $146,793,940, or 68.1% of total deposits.

The following table presents deposit activity for the periods indicated.

                                             Year Ended     Year Ended     Year Ended
                                            December 31,   December 31,   December 31,
                                                2004           2003           2002
                                            ------------   ------------   ------------
Beginning balance                           $167,103,445   $123,702,365   $ 91,132,816
  Net increase before interest credited       47,520,990     43,211,836     31,747,263
  Interest credited on deposits                  799,038        788,600        822,286
                                            ------------   ------------   ------------

Ending balance                              $215,423,473   $167,702,801   $123,702,365
                                            ============   ============   ============

The following table provides information regarding the remaining term to maturity of our time deposits over $100,000 at December 31, 2004:


Maturity Period                                Amount
---------------                             ------------
Three months or less                        $ 39,672,289
Over three through six months                    796,913
Over six through 12 months                     3,371,919
Over 12 months                                   103,120
                                            ------------
    Total                                   $ 43,944,241
                                            ============

The following table presents by various rate categories, the amount and the periods to maturity of the certificate accounts outstanding at December 31, 2004.

                                           Over Six Mos.  Over One Year  Over Two Years
                              Six Months    Through One    Through Two    Through Three   Over Three
                               And Less         Year           Years          Years         Years           Total
                             ------------   ------------   ------------   ------------   ------------   ------------
Certificate accounts:
   0.00% to 0.99%            $ 10,462,436   $         --   $         --   $         --   $         --   $ 10,462,436
   1.00% to 1.99%              34,089,427        895,214             --             --             --     34,984,641
   2.00% to 2.99%               1,283,420      3,962,344        789,359        801,218             --      6,836,341
   3.00% to 3.99%                  48,996        141,490             --        446,998      1,549,605      2,187,089
                             ------------   ------------   ------------   ------------   ------------   ------------
                             $ 45,884,279   $  4,999,048   $    789,359   $  1,248,216   $  1,549,605   $ 54,470,507
                             ============   ============   ============   ============   ============   ============

Borrowings

We do not routinely utilize borrowings, but in connection with the issuance of $5 million in trust preferred securities in August 2003 as described above, we issued a $5.2 million subordinated note to VSB Capital Trust I. Therefore, at December 31, 2003 and 2004, we had $5.2 million in subordinated debt.

Personnel

As of December 31, 2004, we had 43 full-time employees and 15 part-time employees. These employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be good.

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

We are subject to capital adequacy guidelines of the Federal Reserve. The guidelines apply on a consolidated basis and require bank holding companies to maintain a minimum ratio of Tier1 capital to total assets of 4.0%. The minimum ratio is 3.0% for the most highly rated bank holding companies. The Federal Reserve's capital adequacy guidelines also require bank holding companies to maintain a minimum ratio of qualifying total capital to risk-weighted assets of 8.0%, and a minimum ratio of Tier1 capital to risk-weighted assets of 4.0%. As of December 31, 2004, the ratio of Tier 1 capital to total assets was 7.88%, the ratio of Tier 1 capital to risk-weighted assets was 17.48%, and the ratio of qualifying total capital to risk-weighted assets was 19.24%.

Our ability to pay dividends can be restricted if overall capital falls below minimum capital levels established by the Federal Reserve for bank holding companies.

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

At December 31, 2004, the Bank met each of its capital requirements.

The following table shows the Bank's actual capital amounts and ratios.


                                                                                      To be well-capitalized
                                                                 For capital          under prompt corrective
                                        Actual                adequacy purposes          action provisions
                                --------------------        --------------------      ----------------------
                                   Amount     Ratio            Amount     Ratio          Amount       Ratio
                                ------------ -------        -----------  -------      ------------   -------
As of December 31, 2004
  Tier 1 Capital
    (to Average Assets)         $ 17,647,000    7.80%       $ 9,045,280     4.00%     $ 11,306,600      5.00%
  Tier 1 Capital
    (to Risk Weighted Assets)     17,647,000   17.28%         4,085,000     4.00%        6,127,500      6.00%
  Total Capital
    (to Risk Weighted Assets)     18,924,000   18.53%         8,170,000     8.00%       10,212,500     10.00%

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

With certain limited exceptions, the Bank may not make loans or extend credit for commercial, corporate or business purposes (including lease financing) to a single borrower, the aggregate amount of which would be in excess of 15% of the Bank's net worth, on an unsecured basis, and 25% of net worth if the loan is collateralized by readily marketable collateral or collateral otherwise having a value equal to the amount by which the loan exceeds 15% of the Bank's net worth. Theses limits do not apply to loans made by VSB Bancorp, Inc. directly at the holding company level. The Bank currently complies with all applicable loans-to-one-borrower limitations and VSB Bancorp, Inc. has not made any loans in its own name.

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

Prompt Corrective Action.

Federal law provides the federal banking regulators with broad power to take "prompt corrective action" to resolve the problems of undercapitalized institutions. The extent of the regulators' powers depends on whether the institution in question is "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." A bank is deemed to be (i) "well capitalized" if it has total risk-based capital ratio of 10.0% or more, has a Tier I risk-based capital ratio of 6.0% or more, has a Tier I leverage capital ratio of 5.0% or more and is not subject to specified requirements to meet and maintain a specific capital level for any capital measure, (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier I risk-based capital ratio of 4.0% or more and a Tier I leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized,"
(iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier I risk-based capital ratio that is less than 4.0% or a Tier I leverage capital ratio that is less than 4.0% (3.0% under certain circumstances), (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0% or a Tier I leverage capital ratio that is less than 3.0%, and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. The regulations also provide that a federal banking regulator may, after notice and an opportunity for a hearing, reclassify a "well capitalized" institution as "adequately capitalized" and may require an "adequately capitalized" institution or an "undercapitalized" institution to comply with supervisory actions as if it were in the next lower category if the institution is in an unsafe or unsound condition or engaging in an unsafe or unsound practice. The federal banking regulator may not, however, reclassify a "significantly undercapitalized" institution as "critically undercapitalized."

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

At December 31, 2004, the Company and the Bank had capital levels which qualified them as a "well-capitalized" institution.

FDIC Insurance

The Bank is a member of the Bank Insurance Fund administered by the FDIC. As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the FDIC.

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

Brokered Deposits

Under federal law and applicable regulations, (i) a well capitalized bank may solicit and accept, renew or roll over any brokered deposit without restriction,
(ii) an adequately capitalized bank may not accept, renew or roll over any brokered deposit unless it has applied for and been granted a waiver of this prohibition by the FDIC and (iii) an undercapitalized bank may not (x) accept, renew or roll over any brokered deposit or (y) solicit deposits by offering an effective yield that exceeds by more than 75 basis points the prevailing effective yields on insured deposits of comparable maturity in such institution's normal market area or in the market area in which such deposits are being solicited. The term "undercapitalized insured depository institution" is defined to mean any insured depository institution that fails to meet the minimum regulatory capital requirement prescribed by its appropriate federal banking agency. The FDIC may, on a case-by-case basis and upon application by an adequately capitalized insured depository institution, waive the restriction on brokered deposits upon a finding that the acceptance of brokered deposits does not constitute an unsafe or unsound practice with respect to such institution. The Bank had no brokered deposits outstanding at December 31, 2004.

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

Assessments

Banking institutions are required to pay assessments to both the FDIC and the NYSBD to fund their operations. The assessments are based upon the amount of the Bank's total assets. The Bank must also pay an examination fee to the NYSBD when they conduct an examination. The Bank also pays an assessment for the cost of the FICO bond issued to fund the savings and loan bailout of 1989. The Bank paid federal and state assessments and examination fees of $31,656 in 2004.

Transactions with Related Parties

The authority of both our Company and the Bank to engage in transactions with related parties or "affiliates" (i.e., any entity that controls or is under common control with an institution) or to make loans to certain insiders, is limited by Sections 23A and 23B of the Federal Reserve Act ("FRA"). Section 23A limits the aggregate amount of transactions with any individual affiliate to 10% of the capital and surplus of the institution and also limits the aggregate amount of transactions with all affiliates to 20% of the institution's capital and surplus.

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

Federal Reserve System

Federal Reserve Board regulations require banks to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $40.6 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement is 3%; for accounts greater than $40.6 million, the reserve requirement is $1.2 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $40.6 million. The first $7.0 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The Bank is in compliance these requirements, and for the two week period that included December 31, 2004, the Bank was required to maintain reserves, after deducting vault cash, of $6,601,000. Because required reserves must be maintained in the form of either vault cash or a direct or indirect non-interest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce our interest-earning assets.

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

Minimum Tax

The Internal Revenue Code imposes an alternative minimum tax ("AMT") at a rate of 20% on a base of regular taxable income plus certain tax preferences ("alternative minimum taxable income" or "AMTI"). The AMT is payable to the extent such AMT is in excess of the Company's regular tax liability.. Net operating losses can offset no more than 90% of AMT. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. We have not been subject to the alternative minimum tax and have no such amounts available as credits.

                            State and Local Taxation

New York State and New York City Taxation.

New York State Franchise Tax on corporations is imposed in an amount equal to the greater of (a) 7.5% of "entire net income" allocable to New York State (b) 3% of "alternative entire net income" allocable to New York State (c) 0.01% of the average value of assets allocable to New York State or (d) a nominal minimum tax. Entire net income is based on federal taxable income, subject to certain modifications. Alternative entire net income is equal to entire net income without certain modifications. The New York City Corporation Tax is imposed using similar alternative taxable income methods and rates.

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

For New York State and City tax purposes, the bad debt deduction may be computed using a specific formula based on our actual loss history ("Experience Method").

Item 2. Description of Property.

We conduct our business through four banking offices. The main office is also our loan origination center. The following is information about the real property that we own or lease.


                                                                                                    Net Book Value
                                                                        Original                     of Leasehold
                                                                          Date       Date of        Improvements at
                                                         Leased or      Leased or     Lease           December 31,
Location                               Description        Owned         Acquired   Expiration(1)          2004
                                     ---------------   -------------   ---------   -------------     ------------
3155 Amboy Road
Staten Island, N.Y. 10306              Main Office        Leased          1997       12/31/2006      $     29,591

755 Forest Avenue
Staten Island, N.Y. 10310              Branch             Leased          1999       11/30/2013      $    164,416

One Hyatt Street
Staten Island, N.Y. 10301              Branch             Leased          1999       10/30/2014      $     75,614

1762 Hylan Boulevard (2)
Staten Island, N.Y. 10301              Branch             Leased          2001       6/30/2016       $    715,559

1766 Hylan Boulevard (3)
Staten Island, N.Y. 10301              Retail Stores      Leased          2001       6/30/2016       $    205,249
                                                                                                     ------------
Total net book value                                                                                 $  1,190,429
                                                                                                     ============

(1)  All lease agreements are renewable at our option. at our option.
(2)  Hylan Boulevard Branch commenced operations on December 4, 2002.
(3) We leased the retail stores at 1766 Hylan Boulevard as a component of the lease for the Hylan branch and we sublease the property to retail tenants.

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

                                                                 2004
                                                                 ----
                           First Quarter*       Second Quarter         Third Quarter       Fourth Quarter
                           --------------       --------------         -------------       --------------
High Bid..............         $24.00               $23.60                $23.60               $23.50
Low Bid...............         $17.25               $22.00                $22.30               $21.75

                                                                 2003
                                                                 ----
                           First Quarter*       Second Quarter*        Third Quarter*      Fourth Quarter*
                           --------------       --------------         -------------       --------------
High Bid..............         $14.50               $15.00                $15.75               $18.75
Low Bid...............         $12.50               $12.00                $13.13               $15.38

* All per share prices have been adjusted for the 3 for 2 stock exchange ratio when Victory State Bank reorganized into a subsidiary of VSB Bancorp, Inc. Prices have also been adjusted for the one share for every three shares stock split effected as a stock dividend paid on March 8, 2004.

We have approximately 160 stockholders of record. We have not paid any cash dividends.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's discussion and analysis of financial condition and results of operations gives effect to the restatement of the financial statements as described in Note 21 to the financial statements.

General

VSB Bancorp, Inc. (referred to using terms such as "we," "us" or the "Company") became the holding company for Victory State Bank (the "Bank"), a New York State chartered commercial bank, on May 30, 2003 as the result of a reorganization of Victory State Bank into the holding company form of organization. The stockholders of Victory State Bank became the stockholders of VSB Bancorp, Inc. as a result of the reorganization, receiving three shares of VSB Bancorp, Inc. stock for each two shares of Victory State Bank stock. Each stockholder owned the same percentage interest in VSB Bancorp immediately after the reorganization that the stockholder owned in Victory State Bank immediately before the reorganization, subject to immaterial differences due to adjustments for cash in lieu of fractional shares. VSB Bancorp, Inc. now owns 100% of the capital stock of Victory State Bank. The transaction between these entities under common control was accounted for at historical cost on an as if pooled basis. VSB Bancorp, Inc. common stock is quoted on the NASDAQ Over the Counter Market under the symbol "VSBN".

Victory State Bank is a state-chartered, stock commercial bank, which opened for business in November 1997. Our primary market is Staten Island, New York. Since Victory State Bank opened for business, management has worked to grow the Bank's franchise. From one office in 1997, the Bank now has four offices. From no deposits, no loans and less than $7.0 million of assets on the day it opened for business in 1997, the Bank has grown to total assets of $235.7 million, total deposits of $215.4 million and capital of $17.2 million by December 31, 2004.

Management intends to exert efforts to continue growing our company in the future. However, both internal and external factors could adversely affect our future growth. A down turn in the local economy in recent years, which was followed by a moderate recovery, has made it more difficult for us to originate new loans that meet our underwriting standards. Furthermore, there is pressure in Staten Island to reduce densities in new residential developments, which has the potential to further limit business among builders and related industries that form the core of our customer base. Not only does the difficulty of originating loans cause us to invest available funds in lower-yielding securities and deposits with other banks, but it also slows the development of non-loan relationships which sometimes flow from cross-selling to loan customers.

Because our activities are concentrated in Staten Island, adverse economic conditions in the borough could make it difficult for us to execute our growth plans. Furthermore, regulatory capital requirements could have a negative effect on our ability to grow if growth outpaces our ability to support that growth with increased capital. In 2003, we contributed substantially all of the proceeds of the trust preferred offering to Victory State Bank, thus increasing its capital and allowing it to satisfy its regulatory capital requirements while growth continues. However, trust preferred securities generate interest expense at the holding company level.

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

Asset/Liability Management

We maintain the interest rate sensitivity of our assets by investing primarily in collateralized mortgage obligations ("CMOs") and mortgage-backed securities ("MBSs") with short and intermediate average lives to generate cash flows and by originating and retaining primarily loans with interest rates based on the prime rate. As of December 31, 2004, prime based loans totaled $52,489,306, or 76.8% of total loans. Many of these prime based loans are subject to interest rate floors of 7.00% to 8.00%. We anticipate that we will continue to concentrate on originating prime based loans in our principal market areas. We also expect to continue to invest other available funds that we cannot invest in loans in short-term investment grade securities.

Cash Flow Sensitivity Analysis. The matching of assets and liabilities may be analyzed by examining our cash flow sensitivity "gap." An asset or liability is said to be cash flow sensitive within a specific time period if it will mature within that time period. The cash flow sensitivity gap is defined as the difference between the amount of interest-earning assets maturing within a specific time period and the amount of interest-bearing liabilities maturing within that time period. A gap is considered positive when the amount of interest earning assets exceeds the amount of interest bearing liabilities maturing within a given time period. A gap is considered negative when the amount of interest bearing liabilities exceeds the amount of interest earning assets during that time period.

We closely monitor our interest rate risk as such risk relates to our operational strategies. The Victory State Bank Board of Directors has established an Asset/Liability Committee, responsible for reviewing our asset/liability policies and interest rate risk position, which generally meets quarterly and reports back to the Board on interest rate risk and trends on a quarterly basis. We are currently attempting to achieve a positive gap position in light of the current interest rate environment. There can be no assurance, however, that we will be able to achieve a positive gap position or that our strategies will not result in maintaining a negative gap position in the future.

During a period of falling interest rates, the net income of an institution with a positive gap can be expected to be adversely affected because the cash flows from maturity of its interest-earning assets may exceed the cash flows from the run-off of deposits, with the excess cash reinvested at lower than current yields. Conversely, during a period of rising interest rates, the net income of an institution with a positive gap position can be expected to increase as the opposite situation occurs.

In the current interest rate environment, we generally have been investing available funds not needed for lending in CMOs and MBSs with estimated average lives of four and one-half years or less. As a result of this strategy, and based upon the assumptions used in the following table at December 31, 2004, we estimate that our total interest-bearing liabilities maturing within one year exceeded our total interest-earning assets maturing in the same period by $7,884,687, representing a one year cumulative gap ratio of negative 3.49%.

To the extent that our core deposits are reduced at a more rapid rate than our decay assumptions on such deposits, our need to replace maturing liabilities could accelerate and occur faster than estimated in the table. Although we have not experienced a material runoff in our core deposits, there can be no assurances that such a runoff will not occur in the future if depositors seek higher yielding investments. In addition, our CMOs and MBSs are subject to extension risk, which is the risk that the loans underlying the securities will repay or turn over more slowly than predicted when estimating the average life of the securities. An increase in market interest rates could result in an extension of the repayment or turnover as borrowers tend to try to hold on to lower rate loans for longer periods. If this occurs, there could be a delay in our ability to reinvest the funds received upon payment of the CMOs and MBSs into higher yielding assets available as market rates rise.

Our substantial level of non-interest-bearing demand deposits complements our goal of maintaining a positive gap because the interest cost of those deposits will not increase as market rates increase. However an increase in market interest rates could cause our customers to shift funds from demand deposits into interest earning deposits if interest rates are high enough to justify maintaining multiple accounts. Furthermore, there have been frequent proposals in Congress to permit the payment of interest on commercial demand deposits. The adoption of such legislation could have a significant effect on our net income by forcing us to pay interest on business demand deposits to maintain parity with our competitors.

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2004, that we estimate, based upon certain assumptions, will mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown which mature during a particular period were determined in accordance with the earlier of estimated repayment or runoff or the contractual terms of the asset or liability. Loans are categorized based upon their scheduled repayment without any assumed prepayments. Additionally, based upon peer data, we utilized deposit decay rate assumptions of 10% for savings accounts and NOW accounts and 85% for money market deposit accounts in the one year or less category. There can be no assurance that deposit decay rate would not be affected by changes in the level of interest rates.

                                                                           At December 31, 2004
                                            ------------------------------------------------------------------------------------
                                               Three              Four           More than
                                               months           to twelve        One year to       More than
                                               or less            months         five years        five years          Total
                                            -------------     -------------     -------------    -------------     -------------
Interest-earning assets:
 Commercial loans (1)                       $   9,439,117     $  10,375,570     $  42,996,183    $   2,475,201     $  65,286,071
 Consumer loans (1)                             1,675,858           107,314         1,170,809               --         2,953,981
 Money market investments                         530,990                --                --               --           530,990
 Mortgage-backed securities                     7,388,260        22,164,780        91,097,016               --       120,650,056
 Other interest-earning assets                 28,007,399                --                --               --        28,007,399
 Investment securities                                 --                --         3,000,000        5,500,000         8,500,000
                                            -------------     -------------     -------------    -------------     -------------
    Total interest-earning assets              47,041,624        32,647,664       138,264,008        7,975,201       225,928,497
Less:
 Unearned (discount) and deferred fees(2)         (68,969)         (206,908)          191,344               --           (84,533)
                                            -------------     -------------     -------------    -------------     -------------
Net interest-earning assets                    46,972,655        32,440,756       138,455,352        7,975,201       225,843,964

Interest-bearing liabilities:
 Savings accounts (3)                           5,663,610           707,951         4,247,708        3,539,757        14,159,026
 NOW accounts (3)                               8,629,621         1,078,703         6,472,216        5,393,513        21,574,053
 Money market accounts (3)                     19,135,872         1,195,992         2,391,987        1,195,992        23,919,843
 Certificate accounts                          43,618,184         7,268,165         3,587,180               --        54,473,529
 Subordinated debt                                     --                --         5,155,000               --         5,155,000
                                            -------------     -------------     -------------    -------------     -------------
    Total interest-bearing liabilities         77,047,287        10,250,811        21,854,091       10,129,262       119,281,451

Interest sensitivity gap                    $ (30,074,632)    $  22,189,945     $ 116,601,261    $  (2,154,061)    $ 106,562,513
                                            =============     =============     =============    =============     =============
Cumulative gap                              $ (30,074,632)    $  (7,884,687)    $ 108,716,574    $ 106,562,513     $ 106,562,513
                                            =============     =============     =============    =============     =============
Cumulative gap as a percentage
 of total interest-earning
 assets                                            -13.31%            -3.49%            48.12%           47.17%            47.17%
Cumulative net interest-earning assets
 as a percentage of total interest-
 bearing liabilities                                60.97%            90.97%           199.60%          189.34%           189.34%

(1) For purposes of the gap analysis, mortgage and other loans are reduced for non-performing loans but are not reduced for the allowance for possible loan losses.
(2) For purposes of the gap analysis, unearned discount and deferred fees are pro-rated.
(3) The Company, based upon peer data, utilizes deposit decay rate assumptions of 10% for savings accounts, NOW accounts and 85% for money market deposit accounts in the one year or less category.

Certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets may have features which restrict changes in interest rates on a short-term basis and over the life of the asset. For example, many of our prime rate loans have an interest rate of prime plus 1%, but they have minimum interest rates between 7.0% and 8%. Therefore, an increase in the prime rate does not affect the yield on those loans until the prime rate exceeds 6%. Further, in the event of a change in interest rates, prepayment and early withdrawal levels may deviate significantly from those assumed in calculating the table. Finally, the ability of many borrowers to service their prime rate loans may decrease in the event of an interest rate increase.

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

Average Balance Sheet

The following table sets forth certain information relating to our consolidated statements of financial condition and the consolidated statements of earnings for the fiscal years ended December 31, 2004, 2003 and 2002 and reflects the average yield on assets and average cost of liabilities for the period indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The average balance of loans receivable does not include loans on which we have discontinued accruing interest. The yields and costs include net fees, which are considered adjustments to yields. No tax equivalent adjustments have been made.

                                              Year Ended December 31,                  Year Ended December 31,
                                                       2004                                     2003
                                     -------------------------------------     -------------------------------------
                                        Average                     Yield/        Average                    Yield/
                                        Balance       Interest       Cost         Balance       Interest      Cost
                                     ------------   ------------   -------     ------------   ------------   -------
Assets:
Interest-earning assets:
  Loans receivable                   $ 68,513,503   $  5,340,281      7.79%    $ 68,232,867   $  5,120,215      7.50%
  Money market investments                     --             --        --          204,665          3,228      1.58
  Other interest earning assets        22,406,937        293,464      1.31       22,571,739        210,182      0.93
  Investment securities, afs           95,319,848      4,051,983      4.25       61,420,313      2,239,139      3.65
                                     ------------   ------------               ------------   ------------
  Total interest-earning assets       186,240,288      9,685,728      5.20      152,429,584      7,572,764      4.97

 Non-interest earning assets           13,260,423                                10,413,473
                                     ------------                              ------------
  Total assets                       $199,500,711                              $162,843,057
                                     ============                              ============
Liabilities and equity:
 Interest-bearing liabilities:
  Savings accounts                   $ 12,596,720         63,130      0.50     $  9,150,010         57,543      0.63
  Time accounts                        41,259,632        433,374      1.05       28,341,812        343,317      1.21
  Money market accounts                23,219,409        195,269      0.84       25,379,394        264,283      1.04
  Now accounts                         23,988,825        100,941      0.42       25,610,959        123,457      0.48
  Subordinated debt                     5,155,000        356,159      6.91        1,779,534        118,029      6.63
                                     ------------   ------------               ------------   ------------
     Total interest-bearing
      liabilities                     106,219,586      1,148,873      1.08       90,261,709        906,629      1.00
  Checking accounts                    79,654,202                                60,842,673
                                     ------------                              ------------
Total                                 185,873,788                               151,104,382
Other liabilities                       2,071,349                                 1,438,827
                                     ------------                              ------------
  Total liabilities                   187,945,137                               152,543,209
 Equity                                11,555,574                                10,299,848
                                     ------------                              ------------
  Total liabilities and equity       $199,500,711                              $162,843,057
                                     ============                              ============
Net interest income/net interest
 rate spread                                        $  8,536,855      4.12%                   $  6,666,135      3.97%
                                                    ============   =======                    ============   =======
Net interest earning assets/net
 interest margin                     $ 80,020,702                     4.58%    $ 62,167,875                     4.37%
                                     ============                  =======     ============                  =======
Ratio of interest-earning assets
 to interest-bearing liabilities             1.75x                                     1.69x
                                     ============                              ============

Return on Average Assets                     1.14%                                     0.93%
                                     ============                              ============
Return on Average Equity                    19.68%                                    14.76%
                                     ============                              ============
Tangible Equity to Total Assets              5.44%                                     5.77%
                                     ============                              ============


                                             Year Ended December 31,
                                                       2002
                                     -------------------------------------
                                        Average                     Yield/
                                        Balance       Interest       Cost
                                     ------------   ------------   -------
Assets:
Interest-earning assets:
  Loans receivable                   $ 57,353,099   $  4,411,688      7.69%
  Money market investments                 95,769          3,496      3.65
  Other interest earning assets        13,440,690        181,410      1.35
  Investment securities, afs           37,051,862      1,922,006      5.19
                                     ------------   ------------
  Total interest-earning assets       107,941,420      6,518,600      6.04

 Non-interest earning assets            6,668,093
                                     ------------
  Total assets                       $114,609,513
                                     ============
Liabilities and equity:
 Interest-bearing liabilities:
  Savings accounts                   $  8,064,155         71,779      0.89
  Time accounts                        17,186,114        387,257      2.25
  Money market accounts                17,585,434        262,750      1.49
  Now accounts                         18,351,239        100,501      0.55
  Subordinated debt                            --             --        --
                                     ------------   ------------
     Total interest-bearing
      liabilities                      61,186,942        822,287      1.34
  Checking accounts                    43,345,527
                                     ------------
Total                                 104,532,469
Other liabilities                       1,222,576
                                     ------------
  Total liabilities                   105,755,045
 Equity                                 8,854,468
                                     ------------
  Total liabilities and equity       $114,609,513
                                     ============
Net interest income/net interest
 rate spread                                        $  5,696,313      4.70%
                                                    ============   =======
Net interest earning assets/net
 interest margin                     $ 46,754,478                     5.28%
                                     ============                  =======
Ratio of interest-earning assets
 to interest-bearing liabilities             1.76x
                                     ============

Return on Average Assets                     1.03%
                                     ============
Return on Average Equity                    13.33%
                                     ============
Tangible Equity to Total Assets              7.24%
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


                                          Year Ended December 31, 2004                 Year Ended December 31, 2003
                                                  Compared to                                  Compared to
                                               December 31, 2003                            December 31, 2002
                                              Increase/(Decrease)                          Increase/(Decrease)
                                            In Net Interest Income                       In Net Interest Income
                                  -----------------------------------------     ---------------------------------------
                                            Due to                                       Due to
                                  --------------------------                   -------------------------
                                     Volume          Rate           Net          Volume          Rate           Net
                                  -----------    -----------    -----------    -----------   -----------    -----------
Interest-earning assets:
  Loans receivable                $    21,048    $   199,018    $   220,066    $   836,654   $  (128,127)   $   708,527
  Money market                         (3,234)             6         (3,228)         3,975        (4,243)          (268)
  Other interest-earning assets        (1,533)        84,815         83,282        123,269       (94,497)        28,772
  Investment securities, afs        1,237,333        575,511      1,812,844      1,264,723      (947,590)       317,133
                                  -----------    -----------    -----------    -----------   -----------    -----------
     Total                          1,253,614        859,350      2,112,964      2,228,621    (1,174,457)     1,054,164

 Interest-bearing liabilities:
  Savings accounts                     21,714        (16,127)         5,587          9,664       (23,900)       (14,236)
  Time accounts                       156,306        (66,249)        90,057        251,003      (294,943)       (43,940)
  Money market accounts               (22,464)       (46,550)       (69,014)       116,130      (114,597)         1,533
  Now accounts                         (7,786)       (14,730)       (22,516)        39,928       (16,972)        22,956
  Subordinated debt                   238,130             --        238,130        118,029            --        118,029
                                  -----------    -----------    -----------    -----------   -----------    -----------
     Total                            385,900       (143,656)       242,244        534,755      (450,413)        84,342
                                  -----------    -----------    -----------    -----------   -----------    -----------
Net change in net interest
 income                           $   867,715    $ 1,003,005    $ 1,870,720    $ 1,693,866   $  (724,044)   $   969,822
                                  ===========    ===========    ===========    ===========   ===========    ===========

Comparative Results for the Years Ended December 31, 2004 and December 31, 2003

General. We had net income of $2,274,578 for the year ended December 31, 2004, as compared to net income of $1,520,373 for the year ended December 31, 2003. The principal categories which make up the 2004 net income are:

     o   Interest income of $9,685,728
     o   Reduced by interest expense of $1,148,873
     o   Reduced by the provision for loan losses of $150,000
     o   Increased by non-interest income of $1,889,818
     o   Reduced by non-interest expense of $6,018,691
     o   Reduced by $1,983,404 in income tax expense.

         We discuss each of these categories individually and the reasons for the differences between the years ended December 31, 2004 and 2003 in the following paragraphs. The over-riding factor affecting the changes in our operating results in all these categories is our continued implementation of our growth strategy as we discussed above. The implementation of our Employee Stock Ownership Plan ("ESOP") in 2004 increases compensation expense as we make contributions to the ESOP.

         Interest Income. Interest income was $9,685,728 for the year ended December 31, 2004, compared to $7,572,764 for the year ended December 31, 2003, an increase of $2,112,964, or 27.9%. The principal reason for the increase was a $33,899,535 increase in the average balance of investment securities. We invested new deposits and the proceeds of the subordinated debt in investment securities rather than other short-term liquid assets, pending planned redeployment in loans as, when and if appropriate opportunities are available. The increase in the volume of investment securities, coupled with a 0.60% increase in the average yield on those securities, generated a $1,812,844 increase in interest earned on investment securities. The reported yield for the year ended 2003 was reduced because of accelerated amortization of premiums in the CMO portfolio, resulting from the higher level of refinancing in the underlying mortgages.

         We increased the average balance of our loans by 0.41% from $68,232,867 for 2003 to $68,513,503 and average yield increased by 29 basis points. The increase in the average yield and the recovery in 2004 of interest that had not been accrued on past due loans in 2003 were the principal reasons for a $220,066 increase in interest income from loans. Seeking to limit the adverse effects of low market interest rates, we changed our lending strategy in 2003 to require minimum rates on a larger portion of our prime-based loan portfolio which caused a slight increase in loan yields. We also received $59,640 of interest during the year on prior period loans that had been designated as non-accrual and were paid in full in 2004. In contrast, during the year of 2003, reported interest was reduced by $33,248 because we designated a number of loans as non-accrual and reversed interest income that we had accrued but not received.

         Finally, we had an $83,282 increase in income from overnight funds and other interest earning assets, as the yield increased 38 basis points due to higher market rates on short term and overnight investments during the latter part of 2004. We did not increase the volume of those assets despite our overall growth because they have very low yields and, as noted above, we directed the available funds into investment securities with higher yields.

         Interest Expense. Interest expense was $1,148,873 for the year ended December 31, 2004, compared to $906,629 for the year ended December 31, 2003, an increase of 26.7%. The increase was primarily the direct result of a $238,130 increase in interest on subordinated debt. The trust preferred transaction was not completed, and the subordinated debt, created in our connection with our issuance of trust preferred securities, was not issued until August 2003, so it was outstanding for all of 2004 but less than half of 2003. We also experienced an increase in interest paid on time accounts due to an increase in the volume of those accounts as a result of our growth strategy. These increases were partially offset by the lower average rates paid on all interest-bearing deposit categories - savings, time deposit, money market and NOW accounts - as we decreased rates on many deposit products in mid 2003 and had not raised those rates by December 2004.

         Our average cost of funds increased from 1.00% to 1.08% between the periods because of the 6.91% average cost of the subordinated debt and the related increase in its average balance of $3,375,466 for the applicable periods. Our average cost of interest-bearing deposits (excluding the cost of the subordinated debt) declined from 0.89 % to 0.78%. Furthermore, we continued to increase the volume of non-interest checking accounts, a zero cost funding source, which represented 60% of the growth in average total deposits. This increase was a direct result of our efforts to increase low cost funding sources.

         Net Interest Income Before Provision for Loan Losses. Net interest income before the provision for loan losses was $8,536,855 for the year ended December 31, 2004, an increase of $1,870,720, or 28.1% over the $6,666,135 we had for the year ended December 31, 2003. The increase was driven primarily by the increase in the volume of interest-earning assets. We have continued to implement our growth strategy which resulted in an increase of $33,810,704 in average interest earning assets, most of which consisted of investment securities. Our interest rate spread improved from 3.97% at December 31, 2003 to 4.12% at December 31, 2004, principally for the following reasons:

     o low market interest rates allowed us to decrease our cost of deposits, which partially offset the higher expense of the subordinated debt;
     o we were more aggressive in imposing minimum interest rate floors on our new loan originations to combat the effects of the low prime interest rate;
     o we deployed available cash and funds from deposit growth into higher yielding investment securities rather than overnight investments; and
     o as discussed above, we received interest during 2004 on non-accruing loans that was paid for a prior period and we had the reverse situation in 2003 due to designating loans as non-accrual.

         Loans are our highest yielding asset category, and due to interest rate floors on many of our prime-based loans coupled with relatively steady market interest rates, our average loan yields have been relatively constant for the last three years. In contrast, the average yield on other (non-loan) interest earning assets was approximately 3.69% during 2004, compared to approximately 2.91% during 2003. This improvement resulted from our strategy to increase the volume of investment securities with higher yields than overnight investments and the reduction in the amortization of premiums in the mortgage-backed security portfolio due a slow down in prepayments as interest rates increased. The average level of investment securities represented 81.0% of non-loan earning assets in 2004 compared to 73.0% in 2003.

         The improvement of our interest rate spread from these factors was partially offset by the change in our mix of assets, as loans represented a lower percentage of average earning assets in 2004 (36.8%) than they represented in 2003 (44.8%). This percentage decline reduced our overall average yield on interest earning assets because instead of being able to invest available funds in higher yielding loans, we were forced to invest them in lower yielding investment securities. The growth in the loan portfolio was slower than the growth in the investment securities portfolio due to competitive pressures for loans in our marketplace.

         Most of our loans have interest rates that are based upon the fluctuating prime rate, which was 5.25% at the end of 2004 as compared to 4.00% at the end of 2003. Many of our prime-based loans have interest rate floors. The loans, which are most commonly made at interest rates from 100 to 150 basis points above the prime rate, have interest rate floors that are typically between 7.00% and 8.00%, so the increase in the prime rate did not result in a substantial increase in our yield on those loans. If the prime rate increases, the rate of interest on these loans will not increase until the prime rate reaches from 5.50% to 6.00%, while our cost of funds can be expected to increase as market interest rates begin to rise.

         Provision for Loan Losses. The provision for loan losses was $150,000 for the year ended December 31, 2004, compared to $205,000 for the year ended December 31, 2003. The decrease in the provision was primarily due to a moderate decrease in the rate of delinquencies in the loan portfolio and the slowed loan growth. The provision for loan losses in any period depends upon the amount necessary to bring the allowance for loan losses to the level management believes is appropriate, after taking into account charge offs and recoveries. Our allowance for loan losses reflects probable incurred losses based on management's evaluation of the loan portfolio and the general economy. Management periodically evaluates both broad categories of performing loans and problem loans individually to assess the appropriate level of the allowance.

         Although management uses available information to assess the appropriateness of the allowance on a quarterly basis in consultation with outside advisors and the board of directors, changes in national or local economic conditions, the circumstances of individual borrowers, or other factors, may change, increasing the level of problem loans and requiring an increase in the level of the allowance. The allowance for loan losses represented 1.90% of total loans at December 31, 2004, but there can be no assurance that a higher level, or a higher provision for loan losses, will not be necessary in the future.

         Non-interest Income. Non-interest income was $1,889,818 for the year ended December 31, 2004, compared to $1,640,818 during the same period last year. The $249,000, or 15.2% increase was caused primarily by a $282,171 increase in service charges on deposits, more specifically because of the increase in the deposit base and a related increase in aggregate overdraft fees charged to customers.

         Non-interest Expense. Non-interest expense was $6,018,691 for the year ended December 31, 2004, compared to $5,255,167 for the year ended December 31, 2003. Of the $763,524 increase, the principal causes were:

     o $629,959 in higher salary and benefits costs due to normal salary increases, a slight increase in staffing to support growth, $113,165 of compensation expense associated with the ESOP and higher benefit costs
     o $15,119 in higher legal expenses due to being an SEC registered company for the entire year and lease negotiations on our pending branch.
     o $76,886 in higher professional fees primarily due to becoming a SEC registered company, and increased costs due to our growth.
     o $56,726 more of "other expenses," reflecting the effects of growth on other expense categories.

         Income Tax Expense. Income tax expense was $1,983,404 for the year ended December 31, 2004, compared to income tax expense of $1,326,413 for the year ended December 31, 2003, due to the $1,411,196 increase of income before income taxes for the year ended December 31, 2004. Our effective tax rate remained the same for 2004 and 2003 at 46.6%.

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

         Net Interest Income Before Provision for Loan Losses. Net interest income before the provision for loan losses was $6,666,135 for the year ended December 31, 2003, an increase of $969,822 over the $5,696,313 we had for the year ended December 31, 2002. The increase was driven entirely by the increase in the volume of interest-earning assets, but was partially offset by a 73 basis point decline in our interest rate spread and a 91 basis point decline in our net interest margin. The spread and margin declined principally due to the effects of declining market interest rates coupled with a reduction in the percentage of our average assets invested in loans between the periods.

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

Changes in Financial Condition

         Our total assets were $235,684,467 at December 31, 2004, an increase of $50,554,497, or 27.3%, since December 31, 2003. The increase resulted from the investment of funds which were available to us as the result of an increase in deposits. The deposit increase was caused generally by our efforts to grow our franchise and specifically by the deposit increases at all our branch offices. Our investment of these funds generated the following increase in assets.

     o   A   $ 595,326 increase in cash and due from banks
     o   A   $ 4,876,006 increase in interest bearing deposits in other financial institutions
     o   A   $45,361,220 increase in investment securities available for sale

In addition, we also experienced increases in other asset categories due to normal fluctuations in operations.

         Our deposits (including escrow deposits) were $215,423,473 at December 31, 2004, an increase of $47,720,672, or 28.5%, from December 31, 2003, which provided most of the funds used for the increase in assets. The increase in deposits includes a $24,147,214 increase in non-interest demand deposits, a $22,183,292 increase in time deposits and a $3,764,071 increase in savings accounts, partially offset by a decrease of $2,053,600 in NOW accounts and a $320,305 decrease in money market accounts. The time deposit increase includes a $5 million time deposit from the City of New York, into our St. George branch, under the City's new Bank Development District deposit program.

         Total stockholders' equity was $12,829,621 at December 31, 2004, an increase of $2,143,009 from December 31, 2003. The increase reflected net income of $2,274,578 for the year ended December 31, 2004, reduced by an increase of $295,379 in other comprehensive loss due to an increase in the unrealized loss in securities available for sale during 2004. The unrealized loss increased due to the increase in market interest rates, principally during the second half of 2004. This unrealized loss is excluded from the calculation of regulatory capital. Management does not anticipate selling securities in this portfolio but changes in market interest rates or demand for funds may change management's plans with respect to the securities portfolio. If there is a material increase in interest rates, the market value of the available for sale portfolio may decline further. Management believes that the principal and interest payments on this portfolio, combined with the existing liquidity, will be sufficient to fund loan growth.

         The increase in stockholders' equity also included an increase of $177,802 in additional paid in capital due to the exercise of options to purchase 22,720 shares of common stock and an decrease in unearned ESOP shares of $112,719 reflecting the effect of the gradual payment of the loan we made to our ESOP to fund the ESOP's purchase of our stock. The ESOP purchased 74,320 shares of our common stock out of our authorized but unissued shares, which had no net effect on capital on the purchase date. The purchase price was $22.75 per share, the fair market value at that time, for a total purchase price of $1.7 million. As payments are made to reduce the ESOP loan, stock is released from the security interest for the loan, resulting in an increase in capital equal to the market value of the ESOP stock as it is released. However, under federal law regarding employee stock ownership plans, since our stock is not considered to be "readily tradable on an established market," employees who receive a distribution of stock from the ESOP upon termination of employment have the right to require that we repurchase the stock at fair value. We reflect this contingent repurchase obligation on our balance sheet as a reclassification of additional paid in capital of $126,825 to mezzanine capital, based upon our quoted price on December 31, 2004, but the amount still qualifies as capital for regulatory purposes.

         VSB Bancorp, Inc. satisfied all capital ratio requirements of the Federal Reserve at December 31, 2004, with a Tier I Leverage Capital ratio of 7.88%, a ratio of Tier I Capital to Risk-Weighted Assets ratio of 17.48%, and a Total Capital to Risk-Weighted Assets ratio of 19.24%.

         In May of 2004, we implemented the stockholder-approved ESOP. We lent the ESOP the money to purchase shares of our stock and the ESOP will repay the loan principally from the cash contributions from Victory State Bank. The loan has a ten year term, with periodic payments due annually sufficient to repay the loan, including interest, in monthly installments over the term of the loan. The interest rate is fixed at 4.00%, the prime rate on the date of the loan. Employees are not permitted to make contributions to the ESOP.

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

         For the year ended December 31, 2004, we had a net increase in deposits of $47,720,672 as a result of the continued implementation of our strategy to seek to grow our bank. We also received proceeds from repayment of investment securities of $31,356,409. We used those funds to increase our interest-bearing bank balances by $4,876,006 and to purchase $77,439,652 of investment securities and money market investments. The increase in deposits is primarily attributable to deposit increases at all our branches and a $5 million time deposit from the City of New York, into our St. George branch, under New York City's new Bank Development District deposit program.

         In contrast, for the year ended December 31, 2003, we had a net increase in deposits of $44,000,436 and proceeds from repayment of investment securities totaled $47,697,407. The increase in deposits was primarily attributable to the opening of a fourth branch in December 2002 and the receipt of a $10 million time deposit from the State of New York Comptroller's office due to Victory State Bank's establishment of a banking development district in St. George. In 2003, we used $4,483,177 of the available funds to fund loan growth. We used substantially all of the remainder of the funds available for investment to increase our interest-bearing bank balances by $1,510,226 and to purchase investment securities.

         The principal reason that we entered into a $5 million trust preferred securities transaction in 2003 was to increase regulatory capital to support growth. Although the proceeds of the trust preferred securities do not constitute capital under GAAP (and are shown as subordinated debt on our balance sheet), the Board of Governors of the Federal Reserve System permits a bank holding company to include net proceeds as capital when determining satisfaction of regulatory capital ratios, up to 25% as Tier 1 capital. The Company contributed $4.2 million of the proceeds of the trust preferred securities to Victory State Bank as additional capital in order to increase the bank's capital ratios and allow for future growth. At December 31, 2004, Victory State Bank satisfied all capital ratio requirements of the Federal Deposit Insurance Corporation, with a Tier I Leverage Capital ratio of 7.80%, a ratio of Tier I Capital to Risk-Weighted Assets ratio of 17.28%, and a Total Capital to Risk-Weighted Assets ratio of 18.53%.

         In both 2004 and 2003, funds available to us exceeded the amount of investments we chose to make, so we experienced a $5,471,332 increase in cash and cash equivalents in 2004 and a $4,091,938 increase in cash and cash equivalents in 2003. Total cash and cash equivalents at December 31, 2004 were $35,659,073.

The following table sets forth our contractual obligations and commitments for future lease payments, time deposit maturities and loan commitments.

Contractual Obligations and Commitments at December 31, 2004

Contractual Obligations                                            Payment Due by Period
                                            ------------------------------------------------------------------
                                                           One to        Four to                      Total
                                            Less than       three         five          After        Amounts
                                            One Year        years         years       five years    committed
                                           -----------   -----------   -----------   -----------   -----------
Minimum annual rental  payments under
  non-cancelable operating leases          $   333,630   $   553,526   $   445,156   $ 1,396,710   $ 2,729,022
Remaining contractual maturities of time
  deposits                                  50,883,327     2,037,575     1,549,605            --    54,470,507
                                           -----------   -----------   -----------   -----------   -----------
 Total contractual cash obligations        $51,216,957   $ 2,591,101   $ 1,994,761   $ 1,396,710   $57,199,529
                                           ===========   ===========   ===========   ===========   ===========

Other commitments                                        Amount of Commitment Expiration by Period
                                            ------------------------------------------------------------------
                                                           One to        Four to                      Total
                                            Less than       three         five          After        Amounts
                                            One Year        years         years       five years    committed
                                           -----------   -----------   -----------   -----------   -----------
                                           -----------   -----------   -----------   -----------   -----------
Loan commitments                           $14,817,207   $ 8,917,101   $        --   $        --   $23,734,308
                                           ===========   ===========   ===========   ===========   ===========

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

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Registered Public Accounting Firm ....................F-1

Consolidated Statements of Financial Condition as of
 December 31, 2004 and 2003.................................................F-2

Consolidated Statements of Earnings for the Years Ended
 December 31, 2004, 2003 and 2002...........................................F-3

Consolidated Statements of Stockholders' Equity for the Years Ended
 December 31, 2004, 2003 and 2002...........................................F-4

Consolidated Statements of Cash Flows for the Years Ended
 December 31, 2004, 2003 and 2002...........................................F-5

Notes to Consolidated Financial Statements..................................F-6

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


VSB Bancorp, Inc.
Staten Island, New York

We have audited the accompanying consolidated statement of financial condition of VSB Bancorp, Inc. as of December 31, 2004 and the related consolidated statement of earnings, stockholders' equity and comprehensive income and cash flows for the then year ended These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audit. The financial statements of VSB Bancorp, Inc. as of December 31, 2003 and the two years ended were audited by other auditors whose report dated March 8, 2004 (February 22, 2005 as to the effects of the restatement discussed in Note 21), expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2004 consolidated financial statements referred to above present fairly, in all material results, the financial position of VSB Bancorp, Inc. as of December 31, 2004 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ CROWE CHIZEK AND COMPANY LLC
Livingston, New Jersey
February 16, 2005, except for Note 21, as to which the date is February 22,
2005.


VSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 2004 AND 2003
--------------------------------------------------------------------------------

ASSETS                                                             2004             2003
                                                               -------------    -------------
                                                                                 As Restated.
                                                                                 See Note 21
Cash and cash equivalents                                         35,659,073       30,187,741
Money market investments, held to maturity                                --          599,356
Investment securities, available for sale                        128,532,767       83,171,547
Loans receivable (net of allowance for loan losses
 of $1,299,520 and $1,162,776, respectively)                      66,747,365       66,818,685
Accrued interest receivable                                          745,368          588,232
Premises and equipment, net                                        1,817,284        2,132,154
Prepaid and other assets                                             719,670          697,545
Deferred income taxes, net                                         1,462,940          934,710
                                                               -------------    -------------

                    Total assets                               $ 235,684,467    $ 185,129,970
                                                               =============    =============
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits
  Non-interest bearing                                         $ 101,831,037    $  77,683,823
  Interest bearing                                               113,592,436       90,018,978
Subordinated Debt                                                  5,155,000        5,155,000
Accounts payable, accrued expenses and other liabilities           2,149,548        1,585,557
                                                               -------------    -------------

                    Total liabilities                            222,728,021      174,443,358
                                                               -------------    -------------

Employee Stock Ownership Plan Repurchase Obligation                  126,825               --

STOCKHOLDERS' EQUITY
Common stock ($.0001 par value, 3,000,000 shares authorized,
 1,505,022 issued and outstanding at December 31, 2004;
 1,055,998 issued and outstanding at December 31, 2003)                  150              106
Additional paid-in capital                                         8,818,313        7,076,486
Retained earnings                                                  6,054,264        3,779,686
Unearned Employee Stock Ownership Plan shares                     (1,578,061)              --
Accumulated other comprehensive loss, net of taxes
 of $405,662 and $148,001, respectively                             (465,045)        (169,666)
                                                               -------------    -------------

                    Total stockholders' equity                    12,829,621       10,686,612
                                                               -------------    -------------

                Total liabilities and stockholders' equity     $ 235,684,467    $ 185,129,970
                                                               =============    =============

See notes to consolidated financial statements.


VSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF EARNINGS FOR THE YEARS ENDED DECEMBER 31, 2004, 2003
AND 2002
--------------------------------------------------------------------------------
                                                   2004           2003          2002
                                               -----------    -----------    -----------
                                                              As Restated    As Restated
                                                              See Note 21    See Note 21
INTEREST INCOME:
  Loans receivable                             $ 5,340,281    $ 5,120,215    $ 4,411,688
  Investment securities                          4,051,983      2,239,139      1,922,006
  Other interest income                            293,464        213,410        184,906
                                               -----------    -----------    -----------
        Total interest income                    9,685,728      7,572,764      6,518,600

INTEREST EXPENSE:
  Deposits                                         792,714        788,600        822,287
  Subordinated Debt                                356,159        118,029             --
                                               -----------    -----------    -----------
        Total interest expense                   1,148,873        906,629        822,287

        Net interest income                      8,536,855      6,666,135      5,696,313

PROVISION FOR LOAN LOSSES                          150,000        205,000        355,000
                                               -----------    -----------    -----------
        Net interest income after
         provision for loan losses               8,386,855      6,461,135      5,341,313
                                               -----------    -----------    -----------
NON-INTEREST INCOME:
  Deposit service fees                           1,709,787      1,427,616      1,184,084
  Other income                                     180,031        213,202        131,499
                                               -----------    -----------    -----------
        Total non-interest income                1,889,818      1,640,818      1,315,583
                                               -----------    -----------    -----------
NON-INTEREST EXPENSES:
  Salaries and employee benefits                 3,418,905      2,788,946      2,344,297
  Occupancy and equipment                          947,954        940,930        815,543
  Data processing service fees                     255,350        277,540        236,563
  Legal fees                                       134,371        119,252         76,037
  Professional fees                                235,041        158,155        139,730
  Other                                          1,027,070        970,344        813,488
                                               -----------    -----------    -----------
        Total non-interest expenses              6,018,691      5,255,167      4,425,658
                                               -----------    -----------    -----------

INCOME BEFORE INCOME TAXES                       4,257,982      2,846,786      2,231,238
                                               -----------    -----------    -----------
PROVISION/(BENEFIT) FROM INCOME TAXES:
  Current                                        2,253,973      1,468,861      1,232,511
  Deferred                                        (270,569)      (142,448)      (181,581)
                                               -----------    -----------    -----------

        Total income taxes                       1,983,404      1,326,413      1,050,930
                                               -----------    -----------    -----------

NET INCOME                                     $ 2,274,578    $ 1,520,373    $ 1,180,308
                                               ===========    ===========    ===========

Basic net income per share of common stock     $      1.60    $      1.08    $      0.84
                                               ===========    ===========    ===========
Diluted net income per share of common stock   $      1.54    $      1.04    $      0.81
                                               ===========    ===========    ===========
Comprehensive income                           $ 1,979,199    $   923,495    $ 1,465,499
                                               ===========    ===========    ===========

See notes to consolidated financial statements.


VSB BANCORP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME FOR
THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
--------------------------------------------------------------------------------

                                                                                                        Accumulated
                                  Number of                   Additional                   Unearned        Other          Total
                                   Common        Common        Paid-in        Retained       ESOP      Comprehensive   Stockholders'
                                   Shares         Stock        Capital        Earnings      Shares     Earnings/(Loss)    Equity
                                ------------   ------------  ------------   -----------  ------------    ----------    ------------
Balance at December 31, 2001       1,050,000   $        105  $  6,999,895   $ 1,079,005  $         --    $  142,021    $  8,221,026

Exercise stock option                  6,000              1        76,591                                                    76,592
Comprehensive income:
Net income                                                                    1,180,308                                   1,180,308
Other comprehensive income:
Unrealized holding gains, net
  of taxes                                --             --            --            --            --       285,191         285,191
                                ------------   ------------  ------------   -----------  ------------    ----------    ------------
Total comprehensive income                                                                                                1,465,499

Balance at December 31, 2002       1,056,000            106     7,076,486     2,259,313            --       427,212       9,763,117

Holding company
 reorganization                           (2)
Comprehensive income:
Net income                                                                    1,520,373                                   1,520,373
Other comprehensive income:
Unrealized holding loss, net
   of taxes                               --             --            --            --            --      (596,878)       (596,878)
                                ------------   ------------  ------------   -----------  ------------    ----------    ------------
Total comprehensive income                                                                                                  923,495

Balance at December 31, 2003       1,055,998            106     7,076,486     3,779,686            --      (169,666)     10,686,612

Exercise of stock option              22,720              2       177,802                                                   177,804
4 for 3 stock split and the
  purchase of fractional shares      351,984             35          (368)                                                     (333)
Purchase of newly issued
  common stock by ESOP                74,320              7     1,690,773                                                 1,690,780
Issuance of ESOP shares                                                                    (1,690,780)                   (1,690,780)
Amortization of earned portion
  of ESOP common stock                                                                        112,719                       112,719
Amortization of excess fair
  value of cost - ESOP                                                445                                                       445
Transfer to ESOP repuchase
  obligation                                                     (126,825)                                                 (126,825)
Comprehensive income:
  Net income                                                                  2,274,578                                   2,274,578
  Other comprehensive income,
   net:
    Unrealized holding loss
    arising during the year               --             --            --            --            --      (295,379)       (295,379)
                                ------------   ------------  ------------   -----------  ------------    ----------    ------------
Total comprehensive income                                                                                                1,979,199

Balance at December 31, 2004       1,505,022   $        150  $  8,818,313   $ 6,054,264  $ (1,578,061)   $ (465,045)   $ 12,829,621
                                ============   ============  ============   ===========  ============    ==========    ============

See notes to consolidated financial statements.


VSB BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2004,
2003 and 2002
--------------------------------------------------------------------------------
                                                                    2004            2003            2002
                                                                ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                     $  2,274,578    $  1,520,373    $  1,180,308
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                                     496,132         508,195         379,245
   Accretion of discount, net amortization of premium               (141,627)        207,201        (113,849)
   ESOP compensation expense                                         113,164              --              --
   Provision for loan losses                                         150,000         205,000         355,000
   Loss/(gain) on the sale of other assets                             3,188          (5,464)             --
   Other                                                                  --              --              --
 Changes in operating assets and liabilities:
   (Increase)/decrease in prepaid and other assets                   (22,125)       (282,223)        488,294
   Increase in accrued interest receivable                          (157,136)       (163,596)        (58,523)
   Increase in deferred income taxes                                (270,569)       (142,448)       (112,345)
   Increase in accrued expenses, income tax payable
    and other liabilities                                            563,991         206,413         307,337
                                                                ------------    ------------    ------------
       Net cash provided by operating activities                   3,009,596       2,053,451       2,425,467
                                                                ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Net decrease/( increase) in loans receivable                        231,930      (4,483,177)    (12,833,809)
 Proceeds from maturities of money market investments                599,356          12,895         550,187
 Proceeds from repayments and calls of investment securities,
  available for sale                                              31,356,409      47,697,407      24,856,565
 Purchases of money market investments                                    --        (612,251)       (500,000)
 Purchase of investment securities, available for sale           (77,439,652)    (89,496,101)    (28,153,508)
 Purchases of premises and equipment, net                           (184,450)       (235,722)     (1,436,755)
 Proceeds from the sale of other assets                                   --              --          30,000
                                                                ------------    ------------    ------------
       Net cash used in investing activities                     (45,436,407)    (47,116,949)    (17,487,320)
                                                                ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase in deposits                                         47,720,672      44,000,436      32,569,549
 Exercise of stock options                                           177,804              --          76,592
 Proceeds from ESOP loan                                           1,690,780              --              --
 Purchase of ESOP shares                                          (1,690,780)             --              --
 Issuance of subordinated debt                                            --       5,155,000              --
 Purchase of fractional shares, 4 for 3 split                           (333)             --              --
                                                                ------------    ------------    ------------
       Net cash provided by financing activities                  47,898,143      49,155,436      32,646,141
                                                                ------------    ------------    ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                          5,471,332       4,091,938      17,584,288

CASH AND CASH EQUIVALENTS,
 BEGINNING OF YEAR                                                30,187,741      26,095,803       8,511,515
                                                                ------------    ------------    ------------
CASH AND CASH EQUIVALENTS,
 END OF YEAR                                                    $ 35,659,073    $ 30,187,741    $ 26,095,803
                                                                ============    ============    ============
SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION:
 Cash paid during the period for:
  Interest                                                      $  1,220,386    $    784,751    $    830,829
                                                                ============    ============    ============
  Income taxes                                                  $  2,185,655    $  1,509,869    $  1,181,607
                                                                ============    ============    ============

See notes to consolidated financial statements.

VSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
--------------------------------------------------------------------------------

1.   GENERAL

     VSB Bancorp, Inc. ("Bancorp" or "Company") became the holding company for Victory State Bank ("Bank"), a New York State chartered commercial bank on May 30, 2003 as the result of a reorganization of Victory State Bank into the holding company form of organization. Through the Bank, the Company is primarily engaged in the business of commercial banking, and to a lesser extent retail banking, in Staten Island New York. The stockholders of Victory State Bank became the stockholders of VSB Bancorp, Inc. as a result of the reorganization, receiving three shares of VSB Bancorp, Inc. stock for each two shares of Victory State Bank stock. Each stockholder owned the same percentage interest in VSB Bancorp immediately after the reorganization that the stockholder owned in Victory State Bank immediately before the reorganization, subject to immaterial differences due to adjustments for cash in lieu of fractional shares. VSB Bancorp now owns 100% of the capital stock of Victory State Bank. No stockholders of Victory State Bank exercised dissenter's rights to receive cash instead of shares of VSB Bancorp. The transaction between these entities under common control was accounted for at historical cost on an "as if pooled basis".

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The following is a description of the significant accounting and reporting policies followed in preparing and presenting the accompanying consolidated financial statements. These policies conform with accounting principles generally accepted in the United States of America ("GAAP").

     Principles of Consolidation - The consolidated financial statements of the Company include the accounts of the Company, including its subsidiary Victory State Bank (the "Bank"). All significant inter-company accounts and transactions between the Company and Bank have been eliminated in consolidation. All adjustments consisting of normal recurring accruals, which in the opinion of management are necessary for fair presentation of the consolidated financial statements, have been included.

     Use of Estimates - The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses during the reporting period. Actual results can differ from those estimates. The allowance for loan losses, prepayment estimates on the mortgage-backed securities and Collateralized Mortgage Obligation portfolios, and fair values of financial instruments are particularly subject to change.

     Reclassifications - Some items in the prior year financial statements, as restated, were reclassified to conform to the current presentation.

     Cash and Cash Equivalents - Cash and cash equivalents consists of cash on hand, due from banks and interest-bearing deposits. Regulation D of the Board of Governors of the Federal Reserve system requires that Victory State Bank maintain non-interest-bearing deposits or cash on hand as reserves against its demand deposits. The amount of reserves which Victory State Bank is required to maintain depends upon its level of transaction accounts. During the fourteen day period from December 23, 2004 through January 5, 2005, Victory State Bank was required to maintain reserves, after deducting vault cash, of $6,601,000. Reserves are required to be maintained on a fourteen day basis, so, from time to time, Victory State Bank may use available cash reserves on a day to day basis, so long as the fourteen day average reserves satisfy Regulation D requirements. Due to increases in the volume of transaction accounts, Victory State Bank is now required to report transaction account levels to the Federal Reserve on a weekly basis.

     Interest-bearing Bank Balances - Interest-bearing bank balances mature overnight and are carried at cost.

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

     Investment Securities, Available for Sale - Investment securities, available for sale, are to be held for an unspecified period of time and include securities that management intends to use as part of its asset/liability strategy. These securities may be sold in response to changes in interest rates, prepayments or other factors and are carried at estimated fair value. Gains or losses on the sale of such securities are determined by the specific identification method. Premiums and discounts are recognized in interest income using a method that approximates the level yield method. Unrealized holding gains or losses, net of deferred income taxes, are excluded from earnings and reported as other comprehensive income in a separate component of stockholders' equity until realized. Declines in the fair value of securities below their cost that are other than temporary are reflected as realized losses. In estimating other-than-temporary losses, management considers: (1) the length of time and extent that fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, and (3) the Company's ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value.

     The Company invests primarily in agency Collateralized Mortgage-Backed Obligations ("CMOs") with average lives primarily under 4.5 years and Mortgage-Backed Securities. These securities are primarily issued by the Federal National Mortgage Association ("FNMA"), the Government National Mortgage Association ("GNMA") or the Federal Home Loan Mortgage Corporation ("FHLMC") and are primarily comprised of mortgage pools guaranteed by FNMA, GNMA or FHLMC. The Company also invests in whole loan CMOs, all of which are AAA rated. These securities expose the Company to risks such as interest rate, prepayment and credit risk and thus pay a higher rate of return than comparable treasury issues.

     Loans Receivable - Loans receivable, that management has the intent and ability to hold for the foreseeable future or until maturity or payoff, are stated at unpaid principal balances, adjusted for deferred net origination and commitment fees and the allowance for loan losses. Interest income on loans is credited as earned.

     It is the policy of the Company to provide a valuation allowance for incurred losses on loans based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations which may affect the borrower's ability to repay, estimated value of underlying collateral and current economic conditions in the Company's lending area. The allowance is increased by provisions for loan losses charged to earnings and is reduced by charge-offs, net of recoveries. While management uses available information to estimate losses on loans, future additions to the allowance may be necessary based upon the expected growth of the loan portfolio and any changes in economic conditions beyond management's control. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on judgments different from those of management. Management believes, based upon all relevant and available information, that the allowance for loan losses is adequate.

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

     Subordinated Debt - In August of 2003, the Company formed VSB Capital Trust I (the "Trust"). The Trust is a statutory business trust organized under Delaware law and the Company owns all of its common securities. The Trust issued $5.0 million of Trust Preferred Capital Securities to an independent investor and $155,000 of common securities to the Company. The Company issued a $5.16 million subordinated debenture to the Trust. The subordinated debenture is the sole asset of the Trust. The subordinated debenture and the Trust Preferred Capital Securities pay interest and dividends, respectively, on a quarterly basis, at a rate of 6.909%, for the first five years. They mature thirty years after the issuance of the securities and are non-callable for five years. After the first five years, the Trust Preferred Securities may be called by the Company at any quarterly interest payment date at par and the rate of interest that fluctuates quarterly based upon 300 basis points over the 90 day LIBOR rate. The Trust is not consolidated with the Company.

     Premises and Equipment - Premises, leasehold improvements, and furniture and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are accumulated by the straight-line method over the estimated useful lives of the respective assets, which range from three to ten years. Leasehold improvements are amortized at the lesser of their useful life or the term of the lease.

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

     Basic and Diluted Net Income Per Common Share - Basic net income per share of common stock is based on 1,425,909, 1,407,999 and 1,400,592, the weighted average number of common shares outstanding for the years ended December 31, 2004, 2003 and 2002, respectively. Diluted net income per share of common stock is based on 1,481,258, 1,467,616 and 1,455,423, the weighted average number of common shares and potentially dilutive common shares outstanding for the years ended December 31, 2004, 2003 and 2002, respectively. The weighted average number of potentially dilutive common shares excluded in calculating diluted net income per common share due to the anti-dilutive effect is 34,623, 52,183 and 64,969 shares for the years ended December 31, 2004, 2003, and 2002, respectively. Common stock equivalents were calculated using the treasury stock method.

The reconciliation of the numerators and the denominators of the basic and diluted per share computations for the years ended December 31, are as follows:

                                         2004                                2003                                2002
                          ---------------------------------   ---------------------------------  ---------------------------------
                                       Weighted                             Weighted                            Weighted
                             Net       Average     Per Share      Net       Average    Per Share    Net         Average   Per Share
                            Income     Shares       Amount       Income     Shares      Amount     Income       Shares      Amount
                          ----------  ----------   --------   ----------  ----------   --------  ----------   ----------   --------
Basic earnings per
  common share
------------------------
Net income available to
 common stockholders      $2,274,578   1,425,909   $   1.60   $1,520,373   1,407,999   $   1.08  $1,180,308    1,400,592   $   0.84
                                                   ========                            ========                            ========

Effect of dilutive shares
-------------------------
  Weighted average
    shares, if converted                  55,349                              59,617                              54,831
                                      ----------                          ----------                          ----------

Diluted earnings per
  common share
------------------------
Net income available to
 common stockholders      $2,274,578   1,481,258   $   1.54   $1,520,373   1,467,616   $   1.04  $1,180,308    1,455,423   $   0.81
                          ==========  ==========   ========   ==========  ==========   ========  ==========   ==========   ========

     Stock Based Compensation - At December 31, 2004, the Company had stock-based employee compensation plans. The Company accounts for these plans under Accounting Principles Board Opinion, ("APB Opinion") No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation expense has been reflected in net income for stock options as all rights and options to purchase the Company's stock granted under these plans have an exercise price equal to the market value of the underlying stock on the date of grant.

If compensation cost for the Stock Plan and Director's Stock Plan awards had been measured based on the fair value of the stock options awarded at the grant dates, net income and basic and diluted earnings per common share would have been reduced to the pro-forma amounts on the table below for the years ended December 31, 2004, 2003 and 2002.

                                                       2004            2003            2002
                                                  -------------   -------------   -------------
Net Income
   As reported                                    $   2,274,578   $   1,520,373   $   1,180,308
   Less: Total stock-based compensation expense
   determined under the fair value method for
   all rewards, net of related tax effects               53,897          20,666          22,942
                                                  -------------   -------------   -------------
Pro-forma                                         $   2,220,681   $   1,499,707   $   1,157,366
                                                  =============   =============   =============


                                                       2004            2003            2002
                                                  -------------   -------------   -------------
Basic earnings per common share
   As reported                                    $        1.60   $        1.08   $        0.84
   Less: Total stock-based compensation expense
   determined under the fair value method for
   all rewards, net of related tax effects                 0.04            0.01            0.01
                                                  -------------   -------------   -------------

Pro-forma                                         $        1.56   $        1.07   $        0.83
                                                  =============   =============   =============


                                                       2004            2003            2002
                                                  -------------   -------------   -------------
Diluted earnings per common share
   As reported                                    $        1.54   $        1.04   $        0.81
   Less: Total stock-based compensation expense
   determined under the fair value method for
   all rewards, net of related tax effects                 0.04            0.02            0.01
                                                  -------------   -------------   -------------

Pro-forma                                         $        1.50   $        1.02   $        0.80
                                                  =============   =============   =============

Employee Stock Ownership Plan - The cost of shares issued to the ESOP, but not yet allocated to participants, is shown as a reduction of stockholders' equity. Compensation expense is based on the market price of shares as they are committed to be released to participant accounts. Dividends on allocated ESOP shares reduce retained earnings; dividends on unearned ESOP shares reduce debt and accrued interest. As participants may put their ESOP shares back to the Company upon termination, an amount of equity equal to these shares times the current market price is reclassified out of stockholders' equity.

Comprehensive Income - Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses, net of taxes, on securities available for sale which are also recognized as separate components of equity.

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

     In March 2004, the FASB Emerging Issues Task Force ("EITF") reached a consensus regarding EITF 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The consensus clarifies the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities"("SFAS 115") and investments accounted for under the cost method or the equity method. The recognition and measurement guidance for which the consensus was reached is to be applied to other-than-temporary impairment evaluations. In September 2004, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position, FSP EITF Issue 03-01-1, which has delayed the effective date for the measurement and recognition guidance of EITF 03-01. The implementation date is unknown until further guidance is issued by the FASB. We are currently evaluating the impact of adopting EITF 03-01.

     In December 2004, FASB issued Statement of Financial Accounting Standards No 123 Revised "Share Based Payments" ("SFAS 123R") which requires all public companies to record compensation cost for stock options provided to employees in return for employee service. The cost is measured at the fair value of the options when granted, and this cost is expensed over the employee service period, which is normally the vesting period of the options. As a small business filer, this will apply to awards granted or modified after the first quarter or year beginning after December 15, 2005. Compensation cost will also be recorded for prior option grants that vest after the date of adoption. The effect on results of operations will depend on the level of future option grants and the calculation of the fair value of the options granted at such future date, as well as the vesting periods provided, and so cannot currently be predicted. There will be no significant effect on financial position as total equity will not change. The effect of these other new standards on the Company's financial position and results of operations is not expected to be material upon and after adoption.

Management continuously monitors emerging issues and accounting bulletins, some of which could potentially impact the Company's financial statements

3.   MONEY MARKET INVESTMENTS, HELD TO MATURITY

     The components of money market investments at December 31, 2003 are as follows:

                                                         2003
                                                      ----------

Money Market Deposits                                 $  599,356
                                                      ----------
                                                      $  599,356
                                                      ==========

4.   INVESTMENT SECURITIES, AVAILABLE FOR SALE

     The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income(loss) were as follows at December 31, 2004 and 2003:


                                                              December 31, 2004
                                      ---------------------------------------------------------------
                                                          Gross            Gross          Estimated
                                        Amortized      Unrealized        Unrealized         Market
                                          Cost            Gains            Losses           Value
                                      -------------   -------------    -------------    -------------
US Government Agency                  $   8,500,000   $          --    $     (18,437)   $   8,481,563
FNMA MBS                                 11,245,666          11,831         (139,222)      11,118,275
FHLMC MBS                                   517,411           6,355               --          523,766
GNMA MBS                                  3,296,901              --          (33,535)       3,263,366
Whole Loan MBS                            5,114,582          22,372          (68,492)       5,068,462
Collateralized mortgage obligations     100,728,914         340,531         (992,110)     100,077,335
                                      -------------   -------------    -------------    -------------
                                      $ 129,403,474   $     381,089    $  (1,251,796)   $ 128,532,767
                                      =============   =============    =============    =============

                                                              December 31, 2003
                                      ---------------------------------------------------------------
                                                          Gross            Gross          Estimated
                                        Amortized      Unrealized        Unrealized         Market
                                          Cost            Gains            Losses           Value
                                      -------------   -------------    -------------    -------------
US Government Agency                  $   2,000,000   $          --    $          --    $   2,000,000
FNMA 7 Year Balloon MBS                     698,940          44,371               --          743,311
FHLMC MBS                                 1,013,649          20,189               --        1,033,838
GNMA MBS                                  3,782,659              --          (49,705)       3,732,954
Whole Loan MBS                            3,691,027          55,081               --        3,746,108
Collateralized mortgage obligations      72,302,939         302,904         (690,507)      71,915,336
                                      -------------   -------------    -------------    -------------
                                      $  83,489,214   $     422,545    $    (740,212)   $  83,171,547
                                      =============   =============    =============    =============

The tax benefit related to these net unrealized gains and losses were $405,662 and $148,001 at December 31, 2004 and 2003, respectively.

The following table shows the banks investments' gross unrealized losses and estimated fair value aggregated by investment category and length of time that an individual security has been in the continuous unrealized loss position at December 31, 2004 and 2003:


December 31, 2004                          Less than 12 months             More than 12 months                    Total
                                      --------------------------------------------------------------------------------------------

                                         Fair          Unrealized        Fair          Unrealized        Fair          Unrealized
                                         Value            Loss           Value            Loss           Value            Loss
                                      ------------    ------------    ------------    ------------    ------------    ------------
US Government Agency                  $  8,481,563    $    (18,437)   $         --    $         --    $  8,481,563    $    (18,437)
FNMA                                    10,546,317        (139,222)             --              --      10,546,317        (139,222)
GNMA                                            --              --       3,263,366         (33,535)      3,263,366         (33,535)
Whole Loan MBS                           3,119,780         (68,492)             --              --       3,119,780         (68,492)
Collateralized mortgage obligations     51,235,171        (632,465)     11,309,155        (359,645)     62,544,326        (992,110)
                                      ------------    ------------    ------------    ------------    ------------    ------------
                                      $ 73,382,831    $   (858,616)   $ 14,572,521    $   (393,180)   $ 87,955,352    $ (1,251,796)
                                      ============    ============    ============    ============    ============    ============

December 31, 2003                          Less than 12 months             More than 12 months                    Total
                                      --------------------------------------------------------------------------------------------

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
                                      ============    ============    ============    ============    ============    ============

The Company evaluates securities for other-than-temporary impairment-at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer's financial condition, the Company may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer's financial condition.

At December 31, 2004, three debt securities have unrealized losses with aggregate depreciation of 5% from the Company's amortized cost basis. These unrealized losses relate principally to interest rate fluctuations from the date of purchase. In analyzing an issuer's financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts' reports. As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available for sale, no declines are deemed to be other than temporary.

The maturity schedule of all investment securities available for sale at amortized cost and estimated fair values for December 31, 2004 was as follows:

                                                  Available for Sale Securities

                                                                 Estimated
                                                   Amortized       Fair
Expected Maturity                                    Cost          Value
                                                 ------------   ------------

Less than one year                               $         --   $         --
Due after one year through                          4,077,538      4,093,850
  five years
Due after five years through                       11,062,800     11,049,331
  ten years
Due after ten years                               114,263,136    113,389,586
                                                 ------------   ------------
                                                 $129,403,474   $128,532,767
                                                 ============   ============

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

Securities pledged at year end 2004 and 2003 had a carrying amount of $23,739,000 and $13,420,000, respectively and were pledged to secure public deposits.

5.   LOANS RECEIVABLE, NET

     Loans receivable, net at December 31, 2004 and 2003 are summarized as follows:


                                                     2004           2003
                                                 ------------   ------------

Commercial loans (principally variable rate):
  Secured                                        $  1,572,824   $  1,896,374
  Unsecured                                         9,620,243      8,905,587
                                                 ------------   ------------
    Total commercial loans                         11,193,067     10,801,961

Real estate loans:
  Commercial                                       31,741,069     32,416,537
  One-to-four family                                1,112,032      1,382,490
                                                 ------------   ------------
    Total real estate loans                        32,853,101     33,799,027

Construction loans (net of undisbursed funds of
$9,774,166 and $10,944,166, respectively)          22,853,858     22,260,849

Consumer loans                                      1,048,448        949,899
Other loans                                           435,837        510,617
                                                 ------------   ------------
                                                    1,484,285      1,460,516
                                                 ------------   ------------

Total loans receivable                             68,384,311     68,322,353

Less:
Unearned loans fees, net                             (337,426)      (340,892)
Allowance for loan losses                          (1,299,520)    (1,162,776)
                                                 ------------   ------------

Total                                            $ 66,747,365   $ 66,818,685
                                                 ============   ============

      The activity in the allowance for loan losses, for the years ended December 31, 2004, 2003 and 2002, are summarized as follows:


                                                                    2004           2003           2002
                                                                ------------   ------------   ------------
Beginning balance                                               $  1,162,776   $  1,168,358   $    894,692
Charge-offs                                                         (185,065)      (332,627)      (154,612)
Recoveries                                                           171,809        122,045         73,278
Provision                                                            150,000        205,000        355,000
                                                                ------------   ------------   ------------

Ending balance                                                  $  1,299,520   $  1,162,776   $  1,168,358
                                                                ============   ============   ============

     Nonaccrual loans outstanding at December 31, 2004 and 2003 are summarized as follows:

                                                                                   2004           2003
                                                                               ------------   ------------
                  Nonaccrual loans:
                    Unsecured commercial loans                                 $     20,112   $     30,619
                    Commercial real estate                                          121,810        259,026
                    Construction                                                         --        145,000
                    Consumer loans                                                    2,476          4,406
                                                                               ------------   ------------

                   Total nonaccrual loans                                      $    144,398   $    439,051
                                                                               ============   ============

                                                                   2002            2002           2000
                                                                ------------   ------------   ------------
Interest income that would have been recorded during
 the year on nonaccrual loans outstanding at year-end
 in accordance with original terms                              $      7,149   $     19,959   $      7,560
                                                                ============   ============   ============

Interest income included in net income during the
 year on nonaccrual loans outstanding at year-end               $      5,211   $     15,781   $         --
                                                                ============   ============   ============

     The Company's recorded investment in impaired loans at December 31 is as follows:


                                                            2004                           2003
                                                 ---------------------------   ----------------------------
                                                                   Related                        Related
                                                  Investment      Allowance      Investment      Allowance
                                                 in Impaired       for loan     in Impaired       for loan
                                                    Loans          losses          Loans          losses
                                                 ------------   ------------   ------------   ------------
Impaired loans
 With a related allowance for loan losses
   Commercial and financial                      $     20,112   $      4,022   $     30,619   $      6,124
   Commercial real estate                             121,810         31,165        259,026         61,643
   Construction                                            --             --        145,000         29,000
   Consumer loans                                       2,476            495          4,406            881
 Without a related allowance for loan losses
   Commercial and financial                                --             --             --             --
                                                 ------------   ------------   ------------   ------------
                                                 $    144,398   $     35,682   $    439,051   $     97,648
                                                 ============   ============   ============   ============

     The following table sets forth certain information about impaired loans at December 31:

                                                        Investment in
                                                        Impaired Loans
                                                 ---------------------------
                                                     2004           2003
                                                 ------------   ------------
Average recorded investment                      $    151,009   $    455,173
                                                 ============   ============

Interest income recognized during time period
 that loans were impaired, using cash-basis
 method of accounting                            $      1,602   $      3,729
                                                 ============   ============

     The Company's loan portfolios are primarily comprised of commercial loans made to small businesses and individuals located in the Borough of Staten Island. As of December 31, 2004 and 2003, the Company had no restructured loans.

6.   ACCRUED INTEREST RECEIVABLE

     Accrued interest receivable at December 31, 2004 and 2003 are summarized as follows:

                                                     2004           2003
                                                 ------------   ------------

Loans receivable                                 $    246,796   $    262,892
Investment securities, available for sale             498,572        325,340
                                                 ------------   ------------

                      Total                      $    745,368   $    588,232
                                                 ============   ============

7.   PREMISES AND EQUIPMENT

     Premises and equipment at December 31, 2004 and 2003 are summarized as follows:

                                                     2004           2003
                                                 ------------   ------------

Leasehold improvements                           $  1,818,910   $  1,808,238
Computer equipment and software                       468,981        646,041
Furniture, fixtures and equipment                     807,050        940,584
Other                                                  25,987         23,131
                                                 ------------   ------------
                                                    3,120,928      3,417,994

Less accumulated depreciation and amortization     (1,303,644)    (1,285,840)
                                                 ------------   ------------

Total                                            $  1,817,284   $  2,132,154
                                                 ============   ============

    Depreciation and amortization expense amounted to $496,132, $508,195 and $379,245 for the years ended December 31, 2004, 2003 and 2002, respectively.

     At December 31, 2004, the Company was obligated under four non-cancelable operating leases on property used for banking purposes. Rental expense, under these leases was $343,161 for each of the three years ended December 31, 2004, 2003 and 2002, respectively.

     The projected minimum rental payments under the terms of the leases at December 31, 2004 are summarized as follows:

                                                  Year Ending
                 December 31,                        Amount
                 ------------                    ------------
                     2005                        $    333,630
                     2006                             336,670
                     2007                             216,856
                     2008                             220,093
                     2009                             225,063
                  Thereafter                        1,396,710
                                                 ------------

                    Total                        $  2,729,022
                                                 ============

8.   PREPAID AND OTHER ASSETS

     Prepaid and other assets at December 31, 2004 and 2003 are summarized as follows:

                                                     2004           2003
                                                 ------------   ------------

Accounts receivable and other assets             $      4,954   $      6,191
Security deposit receivable                            57,360         64,715
Deferred initial direct lease costs                    22,460         37,514
Prepaid assets                                        187,178        157,227
Equity securities, primarily FHLB stock               135,700         74,900
Investment in unconsolidated subsidiary               155,000        155,000
Subordinated debt related placement cost              104,263        132,763
Late charges receivable                                52,755         69,235
                                                 ------------   ------------

                                                 $    719,670   $    697,545
                                                 ============   ============

9.   DEPOSITS

     Deposits are summarized, according to their original terms, at December 31, 2004 and 2003 as follows:


                                                2004                                         2003
                             ------------------------------------------   ------------------------------------------
                                                             Weighted                                      Weighted
                                                              Average                                      Average
                                Amount         Percent      Stated Rate      Amount         Percent      Stated Rate
                             ------------   ------------   ------------   ------------   ------------   ------------
Demand accounts:
Checking                     $101,560,932          47.14%            --%  $ 77,416,339          46.15%            --%
Variable-rate money market     23,388,850          10.86           0.65     23,709,155          14.14           0.69
Statement savings              14,159,026           6.57           0.50     10,394,955           6.20           0.50
Interest-bearing checking      21,574,053          10.01           0.32     23,627,653          14.09           0.55
                             ------------   ------------   ------------   ------------   ------------   ------------

                              160,682,861          74.58           0.18    135,148,102          80.58           0.26

Time deposits:
Less than six months           31,400,968          14.58           1.12     11,823,870           7.05           0.83
Six months to one year         18,369,058           8.53           2.06     16,680,670           9.95           1.60
More than one year              4,700,481           2.18           2.89      3,782,675           2.26           2.71
                             ------------   ------------   ------------   ------------   ------------   ------------

                               54,470,507          25.29           1.59     32,287,215          19.26           1.45

Other deposits                    270,105           0.13             --        267,484           0.16             --
                             ------------   ------------   ------------   ------------   ------------   ------------

Total                        $215,423,473         100.00%          0.49%  $167,702,801         100.00%          0.60%
                             ============   ============   ============   ============   ============   ============

     The aggregate amount of jumbo certificates of deposit with a minimum denomination of $100,000 was approximately $43,944,241 and $21,607,961 at December 31, 2004 and 2003 respectively.

Scheduled maturities of time deposits at December 31, 2004 are as follows

                                Amount         Percent
                             ------------   ------------
Within six months            $ 45,884,279          84.23%
Six months to one year          4,999,048           9.18
One to five years               3,587,180           6.59
                             ------------   ------------

               Total         $ 54,470,507         100.00%
                             ============   ============

10.   INCOME TAXES

     The Company files consolidated federal, state and local income tax returns on a calendar-year basis. For federal, state and local income tax purposes, the Company uses the specific charge-off method in computing its federal, state and local tax bad debt deduction.

     The basis for the determination of state and local tax is the greater of a tax on entire net income or a tax computed on taxable assets. Federal, state and city income tax provisions were determined based on the tax computed on net income for the years ended December 31, 2004, 2003 and 2002.

     The components of the income tax expense/(benefit) for the years ended December 31, 2004, 2003 and 2002 are summarized as follows:

                                                2004           2003           2002
                                            ------------   ------------   ------------
Current:
  Federal                                   $  1,392,322   $    925,793   $    734,919
  State and local                                861,651        543,068        497,592
                                            ------------   ------------   ------------
                                               2,253,973      1,468,861      1,232,511

Deferred:
  Federal                                       (168,489)      (104,405)       (98,651)
  State and local                               (102,080)       (38,043)       (82,930)
                                            ------------   ------------   ------------
                                                (270,569)      (142,448)      (181,581)
                                            ------------   ------------   ------------
                                            $  1,983,404   $  1,326,413   $  1,050,930
                                            ============   ============   ============

     The components of the deferred income tax asset, net as of December 31, 2004 and 2003 are summarized as follows:

                                                               2004           2003
                                                           ------------   ------------
Deferred loan fees                                         $     84,063   $    161,009
Excess book allowance for loan losses                           519,086        444,415
Unrealized loss/(gain) on investment securities                 405,662        148,001
Other compensation expense                                      167,850        106,457
Other                                                           286,279         74,828
                                                           ------------   ------------

            Deferred tax asset, net                        $  1,462,940   $    934,710
                                                           ============   ============

     The tax effect of SFAS 115 was recorded directly to equity and to the deferred tax asset.

     The Company's effective tax rate differs from the statutory Federal tax rate for the years ended December 31, 2004, 2003 and 2002 are as follows:


                                          2004                        2003                         2002
                                ------------------------    ------------------------    ------------------------
Federal income tax provision
  at statutory rates            $1,447,714          34.0%   $  967,907          34.0%   $  758,621          34.0%
State and local taxes, net of
  Federal income tax benefit       523,732          12.3       350,155          12.3       274,442          12.3
Other                               11,958           0.3         8,351           0.3        17,867           0.8
                                ----------    ----------    ----------    ----------    ----------    ----------

                                $1,983,404          46.6%   $1,326,413          46.6%   $1,050,930          47.1%
                                ==========    ==========    ==========    ==========    ==========    ==========

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

     As of the latest notification from the FDIC, the Bank was classified as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," the Bank must maintain Tier 1 Leverage, Tier 1 Risk-Based and minimum Total risk-based ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank's category. Management believes, as of December 31, 2004, that the Bank meets all capital adequacy requirements to which it is subject.

     The Bank was required to maintain a reserve balance with the Federal Reserve Bank of New York of $6,601,000 as of December 31, 2004. The Bank is subject to certain restrictions on the availability of its undistributed earnings for payment of dividends to stockholders, including prior regulatory approval.

     In accordance with the New York State Banking Law and the New York State Banking Board Regulations, the Bank credits 10% of quarterly net income to regulatory surplus and is required to do so until such time as shareholders' equity is equal to 10% of amounts due to depositors. As of December 31, 2004, regulatory surplus equals 10% of deposits.

     The following table is the Bank's actual capital amounts and ratios, as well as the minimum required levels for both "capital adequacy purposes" and to be considered "well capitalized". No deductions were made for qualitative judgments by regulators:


                                                                                          To be well-capitalized
                                                                For capital              under prompt corrective
                                         Actual               adequacy purposes             action provisions
                               ------------------------    ------------------------     ------------------------
                                  Amount        Ratio         Amount        Ratio          Amount        Ratio
                               -----------   ----------    -----------   ----------     -----------   ----------
As of December 31, 2004:
  Tier 1 Capital
   (to Average Assets)         $17,647,000         7.80%   $ 9,045,280         4.00%    $11,306,600         5.00%
  Tier 1 Capital
   (to Risk Weighted Assets)    17,647,000        17.28      4,085,000         4.00       6,127,500         6.00
  Total Capital
   (to Risk Weighted Assets)    18,924,000        18.53      8,170,000         8.00      10,212,500        10.00

As of December 31, 2003:
  Tier 1 Capital
   (to Average Assets)         $15,131,000         8.40%   $ 7,203,000         4.00%    $ 9,003,750         5.00%
  Tier 1 Capital
   (to Risk Weighted Assets)    15,131,000        16.48      3,672,320         4.00       5,508,480         6.00
  Total Capital
   (to Risk Weighted Assets)    16,279,000        17.73      7,344,640         8.00       9,180,800        10.00

The Company's consolidated capital ratios as of December 31, 2004 were as follows: Tier 1 Capital to Average Assets of 7.88%; Tier 1 Capital to Risk Weighted Assets of 17.48%; and Total Capital to Risk Weighted Assets of 19.24%, which are not substantially different than the Bank's capital ratios at December 31, 2004 and therefore are not presented separately.

12.  EMPLOYEE BENEFITS

     The Bank does not currently maintain a defined contribution benefit plan but sponsors an incentive savings plan (401(k) plan) which started March 1, 1999. All eligible employees, who have reached the age of 21, have at least one year of service and work a minimum of 1,000 hours per year will be permitted to make tax deferred contributions up to certain limits. The Bank may reduce or cease matching contributions if it is determined that the current or accumulated net earnings or undivided profits of the Bank are insufficient to pay the full contributions in a plan year. The Bank contributed $110,204 to the 401(k) plan in 2004, $123,108 in 2003 and $108,323 in 2002.

Stock Option Plans

     The purpose of the VSB Bancorp, Inc. 2000 Incentive Stock Option Plan (the "2000 Incentive Plan") and the VSB Bancorp, Inc. 1998 Incentive Stock Option Plan (the "1998 Incentive Plan") is to advance the interests of the Company and its shareholders by providing those key employees of the Company and its affiliates, upon whose judgment, initiative and efforts the successful conduct of the business of the Bank and its affiliates largely depends, with additional incentive to perform in a superior manner. A purpose of the 2000 Incentive Plan and the 1998 Incentive Plan is also to attract people of experience and ability to the service of the Company and its affiliates. Pursuant to the terms of the 2000 Incentive Plan, 42,000 shares of VSB Bancorp, Inc. common stock have been reserved for issuance under the terms of the Plan. Pursuant to the terms of the 1998 Incentive Plan, 42,000 shares of VSB Bancorp, Inc. common stock have been reserved for issuance under the terms of the Plan. To the extent that options are granted under the 2000 Incentive Plan and the 1998 Incentive Plan, the shares underlying such options are unavailable for any other use including future grants under the 2000 Incentive Plan and the 1998 Incentive Plan, except those options which terminate, or are forfeited without being exercised, may be recycled into new grants. The exercise price is determined by the Committee of the Board of Directors and may not be less than the fair market value of VSB Bancorp, Inc. common stock on the date of the grant. The term of each option is determined by the Committee of the Board of Directors and may not exceed ten years after the date of the grant. Options vest and are exercisable as determined by the Board of Directors but currently vest 20% per year after the date of the grant. In 2004, 5,920 options from the 2000 Incentive Plan were exercised and 12,800 options from the 1998 Incentive Plan were exercised. As of December 31, 2004, 33,732 options of the remaining 36,080 options under the 2000 Incentive Plan were granted and 12,080 were vested or exercisable and the remaining 29,200 options under the 1998 Incentive Plan were granted and 29,200 were vested or exercisable.

     The purpose of the VSB Bancorp, Inc. 2004 Directors Stock Option Plan (the "2004 Directors' Plan") is to promote the growth and profitability of the Company by providing all directors of the Company with an incentive to achieve long-term objectives of the Company and to attract and retain both employee and non-employee directors of outstanding competence by providing such Directors with an opportunity to acquire an equity interest in the Company. The purpose of the VSB Bancorp, Inc. 2000 Directors Stock Option Plan (the "2000 Directors' Plan") and the 1998 Directors Stock Option Plan (the "1998 Directors' Plan") is to promote the growth and profitability of the Company by providing outside directors of the Company with an incentive to achieve long-term objectives of the Company and to attract and retain non-employee directors of outstanding competence by providing such outside Directors with an opportunity to acquire an equity interest in the Company. Pursuant to the terms of the 2004 Directors' Plan, 55,000 shares of VSB Bancorp, Inc. common stock have been reserved for issuance under the terms of the 2004 Directors' Plan. Pursuant to the terms of the 2000 Directors' Plan, 28,000 shares of VSB Bancorp, Inc. common stock have been reserved for issuance under the terms of the 2000 Directors' Plan. Pursuant to the terms of the 1998 Directors' Plan, 28,000 shares of VSB Bancorp, Inc. common stock have been reserved for issuance under the terms of the 1998 Directors' Plan. To the extent that options are granted under the 2004 Directors' Plan, the 2000 Directors' Plan and the 1998 Directors' Plan, the shares underlying such options are unavailable for any other use including future grants under the 2004 Directors' Plan, the 2000 Directors' Plan and the 1998 Directors' Plan, except those options which terminate, or are forfeited without being exercised, may be recycled into new grants. The exercise price is determined by the Board of Directors and may not be less than the fair market value of VSB Bancorp, Inc. common stock on the date of the grant. The term of each option is determined by the Board of Directors and may not exceed ten years after the date of the grant. Options vest and are exercisable as determined by the Board of Directors. Of the 55,000 options available under the 2004 Directors' Plan, 45,000 options were granted in April 2004 and those options vest over a five year period at an annual rate of 20%. All 28,000 options under the 2000 Directors' Plan were granted and all 28,000 options from the 1998 Directors' Plan were granted. In January 2004, 4,000 options from the 2000 Directors' Plan were exercised. In December 2002, 4,000 options from the 2000 Directors' Plan were exercised and 4,000 options from the 1998 Directors' Plan were exercised. As of December 31, 2004, no options from the 2004 Directors'

Plan were vested or exercisable; the remaining 20,000 options under the 2000 Directors' Plan were vested and were exercisable; and the remaining 24,000 options under the 1998 Directors' Plan were vested and were exercisable.


Stock Option Grants in 2004
---------------------------------------------------------------------------------------------------
                                          Percent
                                          of Total
                                       Options Granted  Exercise
                           Number of     to employees    or Base
                            Options       in Fiscal       Price        Expiration      Grant Date
                            Granted        Year(1)      ($/share)         Date       Present Value
---------------------------------------------------------------------------------------------------
2000 Incentive Plan            19,965(1)    100.00%    $      19.50      1/19/2014   $    129,373(2)
2004 Directors' Plan           45,000(1)     22.22%    $      22.00     04/27/2014   $    351,450(2)

(1) Options granted will become exercisable at a rate of 20% per annum after the grant date.

(2) Present value of the options was calculated using the illiquid trading market value of the VSB Bancorp, Inc. Common Stock.

     The weighted average fair value of options granted during 2004 was $7.40. There were no option grants in 2003 and 2002. For purposes of the pro forma calculation under SFAS No. 123, the fair value of the options granted is estimated using the Black-Scholes option pricing model with the following weighted average assumptions used for the 2004:

                                                       Exercise
                                          2004           Rate
                                       ----------     ----------
Dividend yield                                 --%
Expected volatility                         27.13
Risk-free interest rate                      4.32
Expected life                            10 Years            100%

     The Stock Option components of the 2000 Incentive Plan, the 1998 Incentive Plan and the 2004 Directors' Plan, the 2000 Directors' Plan and the 1998 Directors' Plan, as of December 31, 2004, 2003 and 2002, and changes during the years ended, consist of the following:


                                                       2004                          2003                         2002
                                             -------------------------     -------------------------     -------------------------
                                                              Weighted                      Weighted                     Weighted
                                                              Average                       Average                      Average
                                                              Exercise                      Exercise                     Exercise
                                               Shares         Price          Shares         Price          Shares        Price
                                             ----------     ----------     ----------     ----------     ----------     ----------
Options outstanding
 at the beginning of the year                   111,300     $     6.78        111,800     $     6.77        120,400     $     6.79

     Granted                                     64,965          21.23             --             --             --             --
     Canceled                                     1,613          17.15            500           5.94            600           6.77
     Exercised                                   22,720           6.71             --             --          8,000           6.97
                                             ----------     ----------     ----------     ----------     ----------     ----------

Options outstanding at the end of the year      151,932     $    12.85        111,300     $     6.78        111,800     $     6.77
                                             ===========     ==========     ==========     ==========     ==========     ==========
Options exercisable at the end of the year       85,280     $     6.84         98,060     $     6.87         85,600     $     6.89
                                             ===========     ==========     ==========     ==========     ==========     ==========

Weighted average remaining contractual life of
options outstanding at the end of the year             6.5 Years                    5.6 Years                     6.6 Years


     Described below is the range of exercise prices for options granted under the following option plans

                                                                            Weighted        Weighted
                                                             Number of      Average         Average
                                        Range of            Exercisable     Exercise      Contractual
Plan Description                     Exercise Prices          Shares         Price           Life
--------------------------------   -------------------     ------------   ------------   ------------
1998 Director Stock Option Plan    From $6.13 to $8.00           24,000   $       7.69           4.04

1998 Incentive Stock Option Plan   From $5.94 to $8.00           29,200           7.10           4.10

2000 Director Stock Option Plan           $5.94                  20,000           5.94           5.33

2000 Incentive Stock Option Plan     $5.94 and $19.50            12,080          13.43           7.40

2004 Director Stock Option Plan           $22.00                     --          22.00           9.33

All per share data has been adjusted for the 3 for 2 stock split and the 4 for 3 stock dividend.


Stock Appreciation Rights

     The Company issued stock appreciation rights ("SARs") to an officer of the Company to advance the interests of the Company and its shareholders by providing this key officer of the Company and its affiliates, upon whose judgment, initiative and efforts were instrumental upon the formation and development of the Company and its affiliates, with an additional incentive to perform in a superior manner. Pursuant to the terms, 25,000 SARs with an exercise price of $5.00 per SAR, as determined by the Board of Directors, have been issued. There are no SARs available to be granted and those SARs which terminate, or are forfeited without being exercised, can not be recycled into new grants. The term of each SAR is determined by the Committee of the Board of Directors and may not exceed ten years after the date of the grant. The SARs vest and are exercisable for the cash value between the Company's stock price less the exercise price. The SARs vest over five years, 40% two years after the grant date and 20% per year after. In 2004, 2,000 SARs were exercised. As of December 31, 2004, of the remaining 23,000 SARs, all 23,000 were granted and all 23,000 were vested or exercisable. The accounting for these instruments is according to FIN 28: "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans," for which compensation expense was $190,000, $157,000 and $85,500 for the years ended December 31, 2004, 2003 and 2002, respectively

     SAR Grants in 2004

     The Company did not issue any SAR grants in 2004.

13. COMMITMENTS, CONTINGENCIES AND FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

     The Company is a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the financing needs of its customers. Such financial instruments primarily include commitments to extend credit.

    A summary of these commitments and contingent liabilities, all of which are variable rate commitments, at December 31:

                                                          2004          2003
                                                         Amount        Amount
                                                       -----------   -----------

Commitments to fund secured construction loans         $ 9,774,166   $10,944,166
Commitments to fund all other commercial loans          13,960,142    18,071,715
                                                       -----------   -----------
                                                       $23,734,308   $29,015,881
                                                       ===========   ===========

     Commitments to extend credit are legally binding agreements to lend to a customer. Commitments are issued following the Company's evaluation of each applicant's creditworthiness on a case-by-case basis. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument is represented by the contractual notional amount of those instruments.

     VSB Bancorp, Inc. is not involved in any pending legal proceedings. The Bank is not involved in any pending legal proceedings other than routine collection proceedings in the ordinary course of business on loans in default. Such other routine legal proceedings in the aggregate are believed by management to be immaterial to our financial condition or results of operations.

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

     The following methods and assumptions were used by the Company in estimating fair values of financial instruments:

     Interest-bearing Bank Balances - Interest-bearing bank balances mature within one year and are carried at cost.

     Money Market Investments - The fair value of these securities approximates their carrying value due to the relatively short time to maturity

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

     Non-Interest Bearing and Interest Bearing Deposits - The fair value disclosed for non-interest bearing deposits is equal to the amount payable on demand at the reporting date. The fair value of interest bearing deposits is based upon the current rates for instruments of the same remaining maturity. Interest bearing deposits with a maturity of greater than one year are estimated using a discounted cash flow approach that applies interest rates currently being offered.

     Subordinated Debt- The fair value of subordinated debt is based upon the current rates for such instruments of the same remaining maturity.

     Other Liabilities - The estimated fair value of other liabilities, which primarily include accrued interest payable, approximates their carrying amount.

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

     The estimated fair values of the Company's financial instruments at December 31, 2004 and 2003 were as follows:


                                                       2004                         2003
                                           ---------------------------   ---------------------------
                                             Carrying        Fair          Carrying        Fair
                                              Amount         Value          Amount         Value
                                           ------------   ------------   ------------   ------------
Financial Assets:
    Cash and cash equivalents              $  7,651,674   $  7,651,674   $  7,056,348   $  7,056,348
    Interest-bearing balances                28,007,399     28,007,399     23,131,393     23,131,393
    Money market securities                          --             --        599,356        599,356
    Investment securities                   128,532,767    128,532,767     83,171,547     83,171,547
    Loans receivable                         66,747,365     83,109,864     66,818,685     77,900,730
    Other financial assets                      745,368        745,368        588,232        588,232
                                           ------------   ------------   ------------   ------------

    Total Financial Assets                 $231,684,573   $248,047,072   $181,365,561   $192,447,606
                                           ============   ============   ============   ============

Financial Liabilities:
    Non-interest bearing deposits          $161,485,913   $161,485,913   $135,415,586   $135,415,586
    Interest bearing deposits                54,470,507     66,010,396     32,287,215     40,388,264
    Trust preferred securities                5,155,000      5,268,819      5,155,000      5,210,739
    Other liabilities                            22,628         22,628         20,646         20,646
                                           ------------   ------------   ------------   ------------

    Total Financial Liabilities            $221,134,048   $232,787,756   $172,878,447   $181,035,235
                                           ============   ============   ============   ============

Off Balance Sheets Investments:
                                             Notional        Fair          Notional        Fair
                                              Amount         Value          Amount         Value
                                           ------------   ------------   ------------   ------------

Commitments to extend credit               $ 23,734,308   $    133,248   $ 29,015,881   $    173,380

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

16.     RELATED PARTIES

     In the ordinary course of business, the Company at times has had loans, and other financial transactions, with its executive officers and directors. At December 31, 2004, the aggregate amount of loans outstanding to directors was $1,468,153. There were no loans granted to executive officers.

     The change in aggregate amount of loans outstanding to directors as of December 31, 2004 and 2003 are as follows:

                                                2004           2003
                                            ------------   ------------

         Beginning balance                  $    281,187   $     42,209
         Originations                          2,630,409      1,393,683
         Payments                             (1,443,443)    (1,154,705)
                                            ------------   ------------

         Ending balance                     $  1,468,153   $    281,187
                                            ============   ============

     The interest income that was paid on these loans was $60,919 and $17,933 for 2004 and 2003, respectively. Certain officers and directors own, in the aggregate, 40.7% and 32.2% of the common shares outstanding at December 31, 2004 and 2003, respectively.

17.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following represents summarized unaudited quarterly financial data of the Company (in dollars, except per share amounts):

                                            ---------------------------------------------------------
                                                                 Three Months Ended
                                            ---------------------------------------------------------
                                            December 31    September 30     June 30        March 31
                                            ------------   ------------   ------------   ------------
2004
Interest income                             $  2,756,998   $  2,497,607   $  2,246,976   $  2,184,147
Interest expense                                 350,032        287,316        262,020        249,505
Net interest income                            2,406,966      2,210,291      1,984,956      1,934,642
Provision for loan loss                           20,000         30,000         50,000         50,000
Provision for income taxes                       581,542        539,459        426,965        435,438
Net income                                       667,259        618,841        489,308        499,170

Net income per common share:
Basic                                       $       0.47   $       0.43   $       0.34   $       0.35
Diluted                                     $       0.45   $       0.42   $       0.33   $       0.34

2003
Interest income                             $  2,163,572   $  1,899,732   $  1,821,465   $  1,687,995
Interest expense                                 260,921        216,771        210,607        218,330
Net interest income                            1,902,651      1,682,961      1,610,858      1,469,665
Provision for loan loss                           85,000         50,000         30,000         40,000
Provision for income taxes                       448,364        338,418        305,290        234,341
Net income                                       513,517        388,320        352,450        266,086

Net income per common share:
Basic                                       $       0.36   $       0.28   $       0.25   $       0.19
Diluted                                     $       0.35   $       0.26   $       0.24   $       0.18


18.  CONDENSED FINANCIAL STATEMENTS OF THE PARENT COMPANY ONLY

VSB BANCORP, INC.

STATEMENT OF FINANCIAL CONDITION
DECEMBER 31, 2004 and 2003                                           2004            2003
                                                                 ------------    ------------
ASSETS

Cash and cash equivalents                                        $      1,957    $         --
Money markets                                                         530,990         599,356
Investment in subsidiaries                                         17,291,629      15,116,079
Deferred taxes                                                            203              --
Other assets                                                          350,979         244,634
                                                                 ------------    ------------

                  Total assets                                   $ 18,175,758    $ 15,960,069
                                                                 ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Subordinated debt                                                $  5,155,000    $  5,155,000
Accounts payable, accrued expenses and other liabilities               64,312         118,457
                                                                 ------------    ------------

                  Total liabilities                                 5,219,312       5,273,457
                                                                 ------------    ------------
COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' EQUITY
Common stock ($.0001 par value, 3,000,000 shares authorized,
 1,505,022 issued and outstanding at December 31, 2004;
 1,055,998 issued and outstanding at December 31, 2003)                   150             106
Additional paid-in capital                                          8,945,138       7,076,486
Retained earnings                                                   6,054,264       3,779,686
Unearned Employee Stock Ownership Plan shares                      (1,578,061)
Accumulated other comprehensive loss, net of taxes of
 $405,662 and $148,001, respectively                                 (465,045)       (169,666)
                                                                 ------------    ------------

                  Total stockholders' equity                       12,956,446      10,686,612
                                                                 ------------    ------------

            Total liabilities and stockholders' equity           $ 18,175,758    $ 15,960,069
                                                                 ============    ============

VSB BANCORP, INC.

STATEMENT OF OPERATIONS
FOR THE PERIODS ENDED DECEMBER 31, 2004 AND 2003

                                                     2004           2003
                                                 ------------   ------------
INTEREST INCOME:
  Other interest income                          $     17,033   $      2,251
                                                 ------------   ------------
        Total interest income                          17,033          2,251

INTEREST EXPENSE:
  Subordinated debt                                   356,159        118,029
                                                 ------------   ------------
        Total interest expense                        356,159        118,029

                                                 ------------   ------------
        Net interest loss                            (339,126)      (115,778)
                                                 ------------   ------------
NON-INTEREST EXPENSES:
  Legal fees                                           52,664          7,079
  Professional fees                                        --            405
  Other                                                61,219         16,007
                                                 ------------   ------------
        Total non-interest expenses                   113,883         23,491
                                                 ------------   ------------

LOSS BEFORE INCOME TAXES                             (453,009)      (139,269)
                                                 ------------   ------------
PROVISION/(BENEFIT) FROM INCOME TAXES:
  Current                                            (211,072)       (64,801)
  Deferred                                               (203)            --
                                                 ------------   ------------

        Total income taxes                           (211,275)       (64,801)
                                                 ------------   ------------

EQUITY IN UNDISTRIBUTED EARNINGS, NET OF TAXES      2,516,312      1,594,841
                                                 ------------   ------------

NET INCOME                                       $  2,274,578   $  1,520,373
                                                 ============   ============

VSB Bancorp, Inc. was formed on May 30, 2003.


VSB BANCORP, INC.

STATEMENT OF CASH FLOWS FOR THE PERIODS ENDED DECEMBER 31, 2004 AND 2003
------------------------------------------------------------------------

                                                                       2004            2003
                                                                   ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                        $  2,274,578    $  1,520,373
 Adjustments to reconcile net income to net cash
   used in operating activities:
 Changes in operating assets and liabilities:
   ESOP compensation expense                                                445              --
   Undistributed income of subsidiaries                              (2,470,928)     (1,594,841)
   Increase in other assets                                            (106,346)       (244,634)
   Increase in deferred income taxes                                       (203)             --
   (Decrease)/increase in accrued expenses, income taxes payable
    and other liabilities                                               (54,145)        118,457
                                                                   ------------    ------------
        Net cash used by operating activities                          (356,599)       (200,645)
                                                                   ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Investments in subsidiaries                                                 --     (11,431,591)
 Net increase in loan receivable                                     (1,578,061)             --
 Net decrease/(increase) in money market deposit                         68,366        (599,356)
                                                                   ------------    ------------
        Net cash used in investing activities                        (1,509,695)    (12,030,947)
                                                                   ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of common stock                                      --       7,076,592
 Exercise stock option                                                  177,804              --
 4 for 3 stock split and the purchase of fractional shares                 (333)             --
 Proceeds from ESOP loan                                              1,690,780              --
 Proceeds from the issuance of subordinated debt                             --       5,155,000
                                                                   ------------    ------------
        Net cash provided by financing activities                     1,868,251      12,231,592
                                                                   ------------    ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                 1,957              --

CASH AND CASH EQUIVALENTS,
 BEGINNING OF YEAR                                                           --              --
                                                                   ------------    ------------
CASH AND CASH EQUIVALENTS,
 END OF YEAR                                                       $      1,957    $         --
                                                                   ============    ============
SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION:
 Cash paid during the period for:
   Interest                                                        $    412,621    $         --
                                                                   ============    ============
   Income taxes                                                    $         --    $         --
                                                                   ============    ============

VSB Bancorp, Inc. was formed on May 30, 2003.

19.     EMPLOYEE STOCK OWNERSHIP PLAN

        Employees participate in an Employee Stock Ownership Plan ("ESOP"). VSB Bancorp, Inc. ESOP Trust was formed on May 1, 2004. The ESOP borrowed from the Company to purchase 74,320 shares of stock at $22.75 per share. The Company makes discretionary contributions to the ESOP, as well as paying dividends on unallocated shares to the ESOP, and the ESOP uses funds it receives to repay the loan. When loan payments are made, ESOP shares are allocated to participants based on relative compensation and expense is recorded. Dividends on allocated shares increase participant accounts.

        Vested participants receive the shares at the end of employment. A participant may require stock receive to be repurchased unless the stock is traded on an established market.

     The contribution to the ESOP during 2004 was $112,719. Expense was $113,164.

Shares held by the ESOP were as follows

                                                     2004
                                                 ------------

Allocated to particpants                                5,700
Unearned                                               68,620
                                                 ------------

     Total ESOP Shares                                 74,320
                                                 ============
     Fair value of unearned shares               $  1,526,795
                                                 ============

     Fair value of allocated shares subject
      to repurchase obligation                   $    126,825
                                                 ============

20.  SUBORDINATED DEBENTURES

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

     The Company reports as liabilities the subordinated debentures issued by the Company and held by the Trust.

     Required interest payments on subordinated debentures over the next four years are:


                          2005                   $    356,159
                          2006                        356,159
                          2007                        356,159
                          2008                        234,471

                                                 ------------
                      Total                      $  1,302,948
                                                 ============

21. RESTATEMENT OF BASIC AND DILUTED EARNINGS PER SHARE AND DECONSOLIDATION OF VSB CAPITAL TRUST I

     The following table sets forth the data as previously reported in the Company's original report on 2003 Form 10-KSB and the data as adjusted for the four for three stock dividend paid during the first quarter of 2004 and the deconsolidation of VSB Capital Trust I:

                                        2003                          2002                          2001
                             -------------------------     -------------------------     -------------------------
                                 As                            As                            As
                             Previously         As         Previously         As         Previously         As
                              Reported       Restated       Reported       Restated       Reported       Restated
                             ----------     ----------     ----------     ----------     ----------     ----------
For the year ended
 December 31:

Basic earnings
  per share                  $     1.44     $     1.08     $     1.12     $     0.84     $     0.88     $     0.66
                             ==========     ==========     ==========     ==========     ==========     ==========

Diluted earnings
  per share                  $     1.37     $     1.04     $     1.08     $     0.81     $     0.87     $     0.65
                             ==========     ==========     ==========     ==========     ==========     ==========

     The data reported in the original 2003 Form 10-KSB was based upon the actual average shares outstanding of 1,055,999 shares (basic) and 1,107,778 shares (diluted), 1,050,444 shares (basic) and 1,091,567 shares (diluted) shares and 1,050,000 shares (basic) and 1,060,356 shares (diluted) for 2003, 2002 and 2001 respectively. After retroactively adjusting for the stock dividend announced and paid during the first quarter of 2004, the number of shares outstanding was 1,407,999 shares (basic) and 1,467,616 shares (diluted), 1,400,592 shares (basic) and 1,455,423 shares (diluted) and 1,400,000 shares (basic) and 1,413,808 shares (diluted) for 2003, 2002 and 2001 respectively.

     In addition the following table sets forth the data as previously reported in the Company's original report on 2003 Form 10-KSB and the data as adjusted for deconsolidation of VSB I Capital Trust, which was originally consolidated by the Company. No changes have been made to the income statement arising from this adjustment because the amounts are immaterial:

                                         2003
                             ---------------------------
                                  As
                              Previously         As
                               Reported       Restated
                             ------------   ------------
As of
 December 31, 2003:

Prepaid and other assets     $    542,545   $    697,545
                             ============   ============

Trust preferred securities   $  5,000,000
                             ============
Subordinated Debt                           $  5,155,000
                                            ============

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

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     The information required by this Item is incorporated by reference to pages 4 through 8 of the Company's Definitive Proxy Statement for its 2005 Annual Meeting of Stockholders dated March 25, 2005, as filed with the Commission on March 23, 2005 (the "Proxy Statement").

Item 10. Executive Compensation

     The information required by this Item is incorporated by reference to pages 8 through 9 of the Proxy Statement.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The information required by this Item is incorporated by reference to pages 11 through 12 of the Proxy Statement.

Item 12. Certain Relationships and Related Transactions

     The information required by this Item is incorporated by reference to pages 12 through 13 of the Proxy Statement.

Item 13. Exhibits and Reports on Form 8-K.

Exhibit
  No.      Title of Exhibit
-------    ----------------
2.1        Restated Certificate of Incorporation of VSB Bancorp, Inc.*
2.2        Bylaws of VSB Bancorp, Inc.*
6.1        Employment Agreement between Merton Corn and Victory State Bank*
6.2        Victory State Bank 2000 Incentive Stock Option Plan*
6.3        Victory State Bank 2000 Directors Stock Option Plan*
6.4        Victory State Bank 1998 Incentive Stock Option Plan*
6.5        Victory State Bank 1998 Directors Stock Option Plan*
6.6        VSB Bancorp, Inc. Restated 2000 Incentive Stock Option Plan*
6.7        VSB Bancorp, Inc. Restated 2000 Directors Stock Option Plan*
6.8        VSB Bancorp, Inc. Restated 1998 Incentive Stock Option Plan*
6.9        VSB Bancorp, Inc. Restated 1998 Directors Stock Option Plan*
6.10       VSB Bancorp, Inc. 2004 Directors Stock Option Plan**
6.11       VSB Bancorp, Inc. Employee Stock Ownership Plan***
11.1       Statement re: computation of per share earnings.

12.1 Agreement, Plan of Reorganization and Plan of Acquisition among Victory State Bank, VSB Bancorp, Inc. and Victory Interim Bank (in formation)*
21.        Subsidiaries of the Registrant
23.1       Consent of Independent Registered Public Accounting Firm
23.2       Consent of Independent Registered Public Accounting Firm
31.1       Rule 13A-14(a)/15D-14(a) Certification of Chief Executive Officer
31.2       Rule 13A-14(a)/15D-14(a) Certification of Chief Financial Officer
32.1       Certification by CEO pursuant to 18 U.S.C. 1350.
32.2       Certification by CFO pursuant to 18 U.S.C. 1350.
99.1       Opinion of Former Independent Registered Public Accounting Firm

* - previously filed as an exhibit to the Issuer's Registration Statement on Form 10-SB (File No. 0-50237) as filed with the Securities and Exchange Commission on April 4, 2003.
** - previously filed as an exhibit to the Issuer's definitive proxy statement for its 2004 Annual Meeting of Stockholders on Form 14A as filed with the Securities and Exchange Commission on March 24, 2004.
*** - previously filed as an appendix accompanying the Issuer's definitive proxy statement for its 2004 Annual Meeting of Stockholders on Form 14A as filed with the Securities and Exchange Commission on March 24, 2004.

Item 14. Principal Accountant Fees and Services.

The information required by this Item is incorporated by reference to pages 13 through 14 of the Proxy Statement.

                                   SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       VSB Bancorp, Inc.
                                       (Registrant)

Date: March 23, 2005                   By: /s/ MERTON CORN
                                           -------------------------------------
                                           Merton Corn, President and
                                           Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated below.

/s/ MERTON CORN                                                  March 23, 2005
---------------------------------------------------              --------------
Merton Corn, President, Chief Executive Officer                  Date
and Director

/s/ RAFFAELE M. BRANCA                                           March 23, 2005
---------------------------------------------------              --------------
Raffaele M. Branca, Executive Vice President,                    Date
Chief Financial and Accounting Officer and Director

/s/ JOSEPH J. LIBASSI                                            March 23, 2005
---------------------------------------------------              --------------
Joseph J, LiBassi, Chairman of the Board                         Date

/s/ JOAN NERLINO CADDELL                                         March 23, 2005
---------------------------------------------------              --------------
Joan Nerlino Caddell, Director                                   Date

/s/ ROBERT S. CUTRONA, SR.                                       March 23, 2005
---------------------------------------------------              --------------
Robert S. Cutrona, Sr., Director                                 Date

/s/ CHAIM FARKAS                                                 March 23, 2005
---------------------------------------------------              --------------
Chaim Farkas, Director                                           Date

/s/ ALFRED C. JOHNSEN                                            March 23, 2005
---------------------------------------------------              --------------
Alfred C. Johnsen, Director                                      Date

/s/ CARLOS PEREZ                                                 March 23, 2005
---------------------------------------------------              --------------
Carlos Perez, Director                                           Date

/s/ BRUNO SAVO                                                   March 23, 2005
---------------------------------------------------              --------------
Bruno Savo, Director                                             Date