Form 10QSB
period 2005-03-31
VSB BANCORP INC
filed 2005-05-11
CIK 1225874

UNITED STATES
                        SECURITY AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20849

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 2005


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



The Registrant had 1,505,022 common shares outstanding as of April 29, 2005.

                              CROSS REFERENCE INDEX

                                     PART I
                                                                        Page
                                                                        ----
Item 1       Consolidated Statements of Financial Condition as of
                March 31, 2005 and December 31, 2004 (unaudited).       4
             Consolidated Statements of Operations for the Three
                Months Ended March 31, 2005 and 2004 (unaudited).       5
             Consolidated Statements of Changes in Stockholders'
                Equity for the Three Months Ended March 31, 2005 and
                the Year Ended December 31, 2004 (unaudited).           6
             Consolidated Statements of Cash Flows for the Three
                Months Ended March 31, 2005 and 2004 (unaudited).       7
             Notes to Consolidated Financial Statements for the
                Three Months Ended March 31, 2005 and 2004
                (unaudited).                                            8 to 12
Item 2       Management's Discussion and Analysis of Financial
                Condition and Results of Operations                     12 to 20
Item 3       Control and Procedures                                     20 to 21

                                     PART II

Item 4       Submission of Matters to a Vote of Security Holders        21


             Signature Page                                             22

             Exhibit 31.1, 31.2, 32.1, 32.2                             23 to 26

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

                                                            VSB Bancorp, Inc.
                                              Consolidated Statements of Financial Condition
                                                              (unaudited)

                                                        March 31,       December 31,
                                                          2005              2004
                                                      -------------    -------------
Assets:
 Cash and cash equivalents                            $  33,601,497    $  35,659,073
 Investment securities, available for sale              119,700,039      128,532,767
 Loans receivable                                        66,624,126       68,046,885
  Allowance for loan loss                                (1,453,607)      (1,299,520)
                                                      -------------    -------------
    Loans receivable, net                                65,170,519       66,747,365
 Bank premises and equipment, net                         1,710,765        1,817,284
 Accrued interest receivable                                721,832          745,368
 Deferred taxes                                           2,236,953        1,462,940
 Other assets                                               940,576          719,670
                                                      -------------    -------------
      Total assets                                    $ 224,082,181    $ 235,684,467
                                                      =============    =============

Liabilities and stockholders' equity:
Liabilities:
 Deposits:
    Demand and checking                               $  85,832,911    $ 101,560,932
    NOW                                                  24,895,033       21,574,053
    Money market                                         22,104,105       23,388,850
    Savings                                              16,451,955       14,159,026
    Time                                                 53,968,374       54,470,507
                                                      -------------    -------------
       Total Deposits                                   203,252,378      215,153,368
 Escrow deposits                                            426,343          270,105
 Subordinated debt                                        5,155,000        5,155,000
 Accounts payable and accrued expenses                    2,496,227        2,149,548
                                                      -------------    -------------
     Total liabilities                                  211,329,948      222,728,021
                                                      -------------    -------------

Employee Stock Owneship Plan Repurchase Obligation          142,500          126,825

Stockholders' equity:
 Common stock, ($.0001 par value, 3,000,000 shares
    authorized, 1,505,022 issued and outstanding at
    March 31, 2005 and at December 31, 2004)                    150              150
 Additional paid in capital                               8,803,548        8,818,313
 Retained earnings                                        6,697,056        6,054,264
 Unallocated ESOP Shares                                 (1,535,792)      (1,578,061)
 Accumulated other comprehensive loss,
   net of taxes of $1,182,177 and $405,662,
   respectively                                          (1,355,229)        (465,045)
                                                      -------------    -------------

    Total stockholders' equity                           12,609,733       12,829,621
                                                      -------------    -------------

     Total liabilities and stockholders'
        equity                                        $ 224,082,181    $ 235,684,467
                                                      =============    =============

See notes to consolidated financial statements.

                                                       VSB Bancorp, Inc.
                                           Consolidated Statements of Operations
                                                         (unaudited)

                                                Three months      Three months
                                                   ended             ended
                                               March 31, 2005    March 31, 2004
                                               --------------    --------------
Interest and dividend income:
 Loans receivable                              $    1,300,636    $    1,313,740
 Investment securities                              1,319,485           843,624
 Other interest earning assets                         66,305            31,577
                                               --------------    --------------
     Total interest income                          2,686,426         2,188,941

Interest expense:
 NOW                                                   22,025            23,782
 Money market                                          54,047            46,268
 Savings                                               18,227            13,438
 Subordinated debt                                     89,040            92,699
 Time                                                 187,117            78,112
                                               --------------    --------------
     Total interest expense                           370,456           254,299

Net interest income                                 2,315,970         1,934,642
Provision (credit) for loan loss                      (30,000)           50,000
                                               --------------    --------------
    Net interest income
       after provision for loan loss                2,345,970         1,884,642
                                               --------------    --------------

Non-interest income:
 Loan fees                                             23,459            15,523
 Service charges on deposits                          404,017           427,690
 Net rental income                                     11,063             8,032
 Other income                                          20,896            22,537
                                               --------------    --------------
     Total non-interest income                        459,435           473,782
                                               --------------    --------------

Non-interest expenses:
 Salaries and benefits                                938,496           796,267
 Occupancy expenses                                   246,760           231,327
 Legal expense                                          9,924            30,875
 Professional fees                                     75,000            46,250
 Computer expense                                      54,812            64,694
 Other expenses                                       276,818           254,403
                                               --------------    --------------
     Total non-interest expenses                    1,601,810         1,423,816
                                               --------------    --------------

       Income before income taxes                   1,203,595           934,608

Provision/(benefit) for income taxes:
 Current                                              558,302           477,913
 Deferred                                               2,501           (42,475)
                                               --------------    --------------
     Total provision for income taxes                 560,803           435,438
                                               --------------    --------------

              Net income                       $      642,792    $      499,170
                                               ==============    ==============

Basic income per common share                  $         0.45    $         0.35
                                               ==============    ==============

Diluted net income per share                   $         0.43    $         0.34
                                               ==============    ==============

Comprehensive income/(loss)                    $     (247,392)   $      742,244
                                               ==============    ==============

Book value per common share                    $         8.38    $         8.13
                                               ==============    ==============

See notes to consolidated financial statements.

                                                          VSB Bancorp, Inc.
                                     Consolidated Statements of Changes in Stockholders' Equity
                                 Year Ended December 31, 2004 and Three Months Ended March 31, 2005
                                                             (unaudited)


                                                                                                                       Accumulated
                              Number of                   Additional                   Unallocated        Other           Total
                               Common         Common       Paid-In        Retained         ESOP        Comprehensive   Stockholders'
                               Shares         Stock        Capital        Earnings        Shares           Loss           Equity
                            ------------   ------------  ------------   ------------   ------------    ------------    ------------
 Balance at
   December 31, 2003           1,055,998   $        106  $  7,076,486   $  3,779,686   $         --    $   (169,666)   $ 10,686,612

Exercise of stock option          22,720              2       177,802                                                       177,804
4 for 3 stock split
  and purchase of
  fractional shares              351,984             35          (368)                                                         (333)
Purchase of newly issued
   common stock by ESOP           74,320              7     1,690,773                                                     1,690,780
Issuance of ESOP shares                                                                  (1,690,780)                     (1,690,780)
Amortization of earned
    portion of ESOP
    common stock                                                                            112,719                         112,719
Amortization of excess
    fair value over
    cost - ESOP                                                   445                                                           445
Transfer to ESOP
    repurchase obligation                                    (126,825)                                                     (126,825)
Comprehensive income:
  Net income                                                               2,274,578                                      2,274,578
  Other comprehensive
      income, net:
    Unrealized holding
    loss arising
    during the year                   --             --            --             --             --        (295,379)       (295,379)
                            ------------   ------------  ------------   ------------   ------------    ------------    ------------
Total comprehensive income                                                                                                1,979,199

 Balance at
   December 31, 2004           1,505,022   $        150  $  8,818,313   $  6,054,264   $ (1,578,061)   $   (465,045)   $ 12,829,621
                            ------------   ------------  ------------   ------------   ------------    ------------    ------------

Amortization of earned
    portion of ESOP
    common stock                                                                             42,269                          42,269
Amortization of excess
    fair value over
    cost - ESOP                                                   910                                                           910
Transfer to ESOP
    repurchase obligation                                     (15,675)                                                      (15,675)
Comprehensive income:
  Net income                                                                 642,792                                        642,792
  Other comprehensive
      income, net:
    Unrealized holding
    loss arising
    during the year                   --             --            --             --             --        (890,184)       (890,184)
                            ------------   ------------  ------------   ------------   ------------    ------------    ------------
Total comprehensive income                                                                                                 (247,392)

 Balance at
   March 31, 2005              1,505,022   $        150  $  8,803,548   $  6,697,056   $ (1,535,792)   $ (1,355,229)   $ 12,609,733
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

                                                                      VSB Bancorp, Inc.
                                                            Consolidated Statements of Cash Flows
                                                                         (unaudited)


                                                               Three months      Three months
                                                                  ended             ended
                                                              March 31, 2005    March 31, 2004
                                                              --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                  $      642,792    $      499,170
  Adjustments to reconcile net income to net cash
    provided by operating activities
  Depreciation and amortization                                      113,936           125,943
  Accretion of income, net of amortization of premium                (24,937)          (18,812)
  ESOP compensation expense                                           43,179                --
  Provision/(credit) for loan losses                                 (30,000)           50,000
  (Increase)/decrease in prepaid and other assets                   (220,906)            4,101
  Decrease in accrued interest receivable                             23,536            28,062
  Decrease/(increase) in deferred income taxes                         2,501           (42,475)
  Increase in accrued expenses and other liabilities                 346,679           202,691
                                                              --------------    --------------

        Net cash provided by operating activities                    896,780           848,680
                                                              --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net decrease in loan receivable                                  1,669,904           527,499
  Proceeds from maturities of money market investments                    --           360,826
  Proceeds from repayment of investments securities,
      available for sale                                           7,127,909         4,666,649
  Purchases of money market investments                                   --          (301,354)
  Purchases of premises and equipment                                 (7,417)           (8,423)
                                                              --------------    --------------

        Net cash provided by investing activities                  8,790,396         5,245,197
                                                              --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (decrease)/increase in deposits                            (11,744,752)        1,205,804
  Exercise stock option                                                   --            49,024
  4 for 3 stock split and the purchase of fractional shares               --              (333)
                                                              --------------    --------------

        Net cash (used in)/provided by financing activities      (11,744,752)        1,254,495
                                                              --------------    --------------

NET (DECREASE)/INCREASE IN CASH
  AND CASH EQUIVALENTS                                            (2,057,576)        7,348,372
                                                              --------------    --------------

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                             35,659,073        30,187,741
                                                              --------------    --------------

CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                               $   33,601,497    $   37,536,113
                                                              ==============    ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
  Cash paid during the period for:
    Interest                                                  $      363,000    $      329,620
                                                              ==============    ==============
    Taxes                                                     $      237,812    $      205,151
                                                              ==============    ==============

See notes to consolidated financial statements.

VSB Bancorp, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004 (UNAUDITED)
--------------------------------------------------------------------------------

1.   GENERAL

     VSB Bancorp, Inc. ("Bancorp" or "Company") became the holding company for Victory State Bank ("Bank"), a New York State chartered commercial bank, on May 30, 2003 as the result of a reorganization of Victory State Bank into the holding company form of organization. The stockholders of Victory State Bank became the stockholders of VSB Bancorp, Inc. as a result of the reorganization, receiving three shares of VSB Bancorp, Inc. stock for each two shares of Victory State Bank stock. VSB Bancorp owns 100% of the capital stock of Victory State Bank. The transaction between these entities under common control was accounted for at historical cost on an "as if pooled basis".

     Through the Bank, the Company is primarily engaged in the business of commercial banking, and to a lesser extent retail banking. The Bank gathers deposits from individuals and businesses primarily in Staten Island, New York and makes loans throughout that community. The Bank invests funds that are not used for lending primarily in government securities, mortgage backed securities and collateralized mortgage obligations. Customer deposits are insured, up to the applicable limit, by the FDIC. The Bank is supervised by the New York State Banking Department and the Federal Deposit Insurance Corporation ("FDIC").

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The following is a description of the significant accounting and reporting policies followed in preparing and presenting the accompanying consolidated financial statements. These policies conform with accounting principles generally accepted in the United States of America ("GAAP").

     Principles of Consolidation - The consolidated financial statements of the Company include the accounts of the Company, including its subsidiary Victory State Bank (the "Bank"). All significant inter-company accounts and transactions between the Company and Bank have been eliminated in consolidation. All adjustments, consisting of normal recurring accruals, which in the opinion of management are necessary for fair presentation of the consolidated financial statements, have been included.

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

     Cash and Cash Equivalents - Cash and cash equivalents consist of cash on hand, due from banks and interest-bearing deposits. Regulation D of the Board of Governors of the Federal Reserve System requires that Victory State Bank maintain non-interest-bearing deposits or cash on hand as reserves against its demand deposits. The amount of reserves which Victory State Bank is required to maintain depends upon its level of transaction accounts. During the fourteen day period from March 31, 2005 through April 13, 2005, Victory State Bank was required to maintain reserves, after deducting vault cash, of $4,809,000. Reserves are required to be maintained on a fourteen day basis, so, from time to time, Victory State Bank may use available cash reserves on a day to day basis, so long as the fourteen day average reserves satisfy Regulation D requirements

     Interest-bearing Bank Balances - Interest-bearing bank balances mature overnight and are carried at cost.

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

     The Company invests primarily in agency Collateralized Mortgage-Backed Obligations ("CMOs") with average lives primarily under 4.5 years and Mortgage-Backed Securities. These securities are primarily issued by the Federal National Mortgage Association ("FNMA"), the Government National Mortgage Association ("GNMA") or the Federal Home Loan Mortgage Corporation ("FHLMC") and are primarily comprised of mortgage pools guaranteed by FNMA, GNMA or FHLMC. The Company also invests in whole loan CMOs, all of which are AAA rated. These securities expose the Company to risks such as interest rate, prepayment and credit risk, and thus pay a higher rate of return than comparable treasury issues.

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

     Basic Income Per Common Share and Diluted Net Income Per Common Share - Basic income per share of common stock is based on 1,436,294 shares and 1,411,982 shares, the weighted average number of common shares outstanding for the three months ended March 31, 2005 and 2004, respectively. Diluted net income per share of common stock is based on 1,485,769 shares and 1,483,649 shares, the weighted average number of common shares and potentially dilutive common shares outstanding for the three months ended March 31, 2005 and 2004, respectively. The weighted average number of potentially dilutive common shares excluded in calculating diluted net income per common share due to the anti-dilutive effect is 52,980 and 52,444 shares for the for the three months ended March 31, 2005 and 2004, respectively. Common stock equivalents were calculated using the treasury stock method.

The reconciliation of the numerators and the denominators of the basic and diluted per share computations for the three months ended March 31, are as follows:

Reconciliation of EPS
---------------------

                                            2005                                   2004
                            ------------------------------------   ------------------------------------
                                          Weighted                               Weighted
                               Net         Average    Per Share       Net         Average    Per Share
                              Income       Shares       Amount       Income       Shares       Amount
                            ----------    ---------   ----------   ----------    ---------   ----------
Basic income per
  common share
--------------------------
Net income available to
 common stockholders        $  642,792    1,436,294   $     0.45   $  499,170    1,411,982   $     0.35
                                                      ==========                             ==========

Effect of dilutive shares
--------------------------
  Weighted average
    shares, if converted                     49,475                                 71,667
                                         ----------                             ----------

Diluted net income  per
  common share
--------------------------
Net income available to
 common stockholders        $  642,792    1,485,769   $     0.43   $  499,170    1,483,649   $     0.34
                            ==========   ==========   ==========   ==========   ==========   ==========


     Stock Based Compensation - At March 31, 2005, the Company had stock-based employee compensation plans. The Company accounts for these plans under Accounting Principles Board Opinion, ("APB Opinion") No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation expense has been reflected in net income for stock options as all rights and options to purchase the Company's stock granted under these plans have an exercise price equal to the market value of the underlying stock on the date of grant.

If compensation cost for the Stock Plan and Director's Stock Plan awards had been measured based on the fair value of the stock options awarded at the grant dates, net income and basic and diluted earnings per common share would have been reduced to the pro-forma amounts on the table below for the three months ended March 31, 2005 and 2004.

                                                        2005           2004
                                                    ------------   ------------

Net Income
     As reported                                    $    642,792   $    499,170
     Less: Total stock-based compensation expense
     determined under the fair value method for
     all rewards, net of related tax effects              13,464         10,966
                                                    ------------   ------------

Pro-forma                                           $    629,328   $    488,204
                                                    ============   ============

                                                        2005           2004
                                                    ------------   ------------

Basic income per common share
     As reported                                    $       0.45   $       0.35
     Less: Total stock-based compensation expense
     determined under the fair value method for
     all rewards, net of related tax effects                0.01             --
                                                    ------------   ------------

Pro-forma                                           $       0.44   $       0.35
                                                    ============   ============

                                                        2005           2004
                                                    ------------   ------------

Diluted net income per common share
     As reported                                    $       0.43   $       0.34
     Less: Total stock-based compensation expense
     determined under the fair value method for
     all rewards, net of related tax effects                0.01           0.01
                                                    ------------   ------------

Pro-forma                                           $       0.42   $       0.33
                                                    ============   ============

Employee Stock Ownership Plan - The cost of shares issued to the Employee Stock Ownership Plan ("ESOP"), but not yet allocated to participants, is shown as a reduction of stockholders' equity. Compensation expense is based on the market price of shares as they are committed to be released to participant accounts. Dividends on allocated ESOP shares reduce retained earnings; dividends on unearned ESOP shares reduce debt and accrued interest. As participants may put their ESOP shares back to the Company upon termination, an amount of equity equal to these shares multiplied by the current market price is reclassified out of stockholders' equity and is then classified as the Employee Stock Ownership Plan Obligation.

Comprehensive Income - Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses, net of taxes, on securities available for sale which are also recognized as separate components of equity.

         Recently-Issued Accounting Standards - In March 2004, the FASB Emerging Issues Task Force ("EITF") reached a consensus regarding EITF 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The consensus clarifies the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities"("SFAS 115") and investments accounted for under the cost method or the equity method. The recognition and measurement guidance for which the consensus was reached is to be applied to other-than-temporary impairment evaluations. In September 2004, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position, FSP EITF Issue 03-01-1, which has delayed the effective date for the measurement and recognition guidance of EITF 03-01. The implementation date is unknown until further guidance is issued by the FASB. We are currently evaluating the impact of adopting EITF 03-01.

         In December 2004, FASB issued Statement of Financial Accounting Standards No 123 Revised "Share Based Payments" ("SFAS 123R") which requires all public companies to record compensation cost for stock options provided to employees in return for employee service. The cost is measured at the fair value of the options when granted, and this cost is expensed over the employee service period, which is normally the vesting period of the options. As a small business filer, SFAS 123R will apply to awards granted or modified after the first quarter or year beginning after December 15, 2005. Compensation cost will also be recorded for prior option grants that vest after the date of adoption. The effect on results of operations will depend on the level of future option grants and the calculation of the fair value of the options granted at such future date, as well as the vesting periods provided, and so the effect cannot currently be predicted. There will be no significant effect on financial position as total equity will not change. The effect of these other new standards on the Company's financial position and results of operations is not expected to be material upon and after adoption.

Management continuously monitors emerging issues and accounting bulletins, some of which could potentially impact the Company's financial statements

Item 2

Management's Discussion and Analysis of Financial Condition and Results of Operations


Changes in Financial Condition

         Our total assets were $224,082,181 at March 31, 2005, a decrease of $11,602,286, or 4.9%, since December 31, 2004. The decrease resulted from deposit outflow, mainly from demand accounts, which was primarily funded by the principal paydowns received on investment securities available for sale and from cash and cash equivalents. The deposit outflow was concentrated in attorney escrow accounts related to real estate transactions, as the level of pending mortgage financings has been reduced from levels seen in 2004, which reduces the deposit balance in those related accounts.

         Our deposits (including escrow deposits) were $203,678,721 at March 31, 2005, a decrease of $11,744,752, or 5.5%, from December 31, 2004. The decrease in deposits includes a $15,571,783 decrease in non-interest demand deposits, a $502,133 decrease in time deposits and a $1,284,745 decrease in money market accounts, partially offset by an increase of $3,320,980 in NOW accounts and a $2,292,929 increase in savings accounts.

         Total stockholders' equity was $12,609,733 at March 31, 2005, a decrease of $219,888 from December 31, 2004. The decrease reflected net income of $642,792 for the three months ended March 31, 2005, reduced by an increase of $890,184 in other comprehensive loss due to an increase in the unrealized loss in securities available for sale during the first three months of 2005. The unrealized loss increased due to the increase in market interest rates. This unrealized loss is excluded from the calculation of regulatory capital. Management does not anticipate selling securities in this portfolio but changes in market interest rates or demand for funds may change management's plans with respect to the securities portfolio. If there is a material increase in interest rates, the market value of the available for sale portfolio may decline further. Management believes that the principal and interest payments on this portfolio, combined with the existing liquidity, will be sufficient to fund loan growth.

         The decrease in stockholders' equity also included a transfer of $15,765 from additional paid in capital to the Employee Stock Ownership Plan Obligation and a decrease in unearned ESOP shares of $42,269 reflecting the effect of the gradual payment of the ten-year loan we made to our ESOP to fund the ESOP's purchase of our stock. The ESOP purchased 74,320 shares of our common stock out of our authorized but unissued shares, which had no net effect on capital on the purchase date. The purchase price was $22.75 per share, the fair market value at that time, for a total purchase price of $1.7 million. As payments are made to reduce the ESOP loan, stock is released from the security interest for the loan, resulting in an increase in capital equal to the market value of the ESOP stock as it is released. However, under federal law regarding employee stock ownership plans, since our stock is not considered to be "readily tradable on an established market," employees who receive a distribution of stock from the ESOP upon termination of employment have the right to require that we repurchase the stock at fair value. We reflect this contingent repurchase obligation on our balance sheet as a reclassification of additional paid in capital to mezzanine capital, based upon our quoted price on March 31, 2005 and December 31, 2004, respectively, but the amounts still qualify as capital for regulatory purposes.

         In May of 2004, we implemented the stockholder-approved ESOP. Employees are not permitted to make contributions to the ESOP.

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

         On August 28, 2003, we received the net proceeds of $4.86 million from the issuance of subordinated debt to VSB Capital Trust I and the Trust's subsequent issuance of $5 million of trust preferred securities. We can include the proceeds from the trust preferred securities, up to 25% of our total capital, as Tier 1 capital, when determining compliance with Federal Reserve regulatory capital requirements for bank holding companies. We contributed substantially all of the proceeds of the trust preferred offering to the Bank, thus increasing its capital and allowing it to satisfy its regulatory capital requirements while growth continues. However, trust preferred securities generate interest expense at the holding company level.

         VSB Bancorp, Inc. satisfied all capital ratio requirements of the Federal Reserve at March 31, 2005, with a Tier I Leverage Capital ratio of 8.72%, a ratio of Tier I Capital to Risk-Weighted Assets ratio of 18.84%, and a Total Capital to Risk-Weighted Assets ratio of 20.39%.

         Victory State Bank is a state-chartered, stock commercial bank, which opened for business in November 1997. Our primary market is Staten Island, New York. Since Victory State Bank opened for business, management has worked to grow the Bank's franchise. From one office in 1997, the Bank now has four offices. From no deposits, no loans and less than $7.0 million of assets on the day it opened for business in 1997, the Bank has grown to total assets of $224.1 million, total deposits of $203.7 million and capital of $17.0 million by March 31, 2005.

         Management intends to exert efforts to grow our company in the future. However, both internal and external factors could adversely affect our future growth. The current economy and competition has made it more difficult for us to originate new loans that meet our underwriting standards. Not only does that cause us to invest available funds in lower-yielding securities and deposits with other banks, but it also slows the development of non-loan relationships which sometimes flow from cross-selling to loan customers.

         Because our activities are concentrated in Staten Island, adverse economic conditions in the borough could make it difficult for us to execute our growth plans. Furthermore, regulatory capital requirements could have a negative effect on our ability to grow if growth outpaces our ability to support that growth with increased capital.

Results of Operations for the Quarters Ended March 31, 2005 and March 31, 2004

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

         As described in detail below, most of our improvement in net income from 2004 to 2005 was the result of growth between the periods. However, the first quarter of 2005 showed a reversal of the constant growth we experienced since we opened for business in 1997. A decline in deposits, causing a decline in funds we have available for investment, could result in a decline in net interest income. Management intends to seek additional funds for further investment through opening new branches and the personal solicitation of new business at our existing offices, but there can be no guaranty that we will be able to continue to grow our franchise and increase interest income in the future.

         General. We had net income of $642,792 for the quarter ended March 31, 2005, compared to net income of $499,170 for the comparable quarter in 2004. The principal categories which make up the 2005 net income are:

            o  Interest income of $2,686,426
            o  Reduced by interest expense of $370,456
            o  Increased by non-interest income of $459,435
            o  Reduced by non-interest expense of $1,601,810
            o  Reduced by $560,803 in income tax expense.

         We discuss each of these categories individually and the reasons for the differences between the quarter ended March 31, 2005 and the comparable quarter in 2004 in the following paragraphs. The over-riding factor affecting the changes in our operating results in all these categories is our implementation of our growth strategy during 2004 which resulted in an increase in total assets of $51.2 million during the year.. The implementation of our Employee Stock Ownership Plan ("ESOP") in 2004 increases compensation expense as we make contributions to the ESOP.

         Interest Income. Interest income was $2,686,426 for the quarter ended March 31, 2005, compared to $2,188,941 for the quarter ended March 31, 2004, an increase of $497,485, or 22.7%. The principal reason for the increase was a $43,813,886 increase in the average balance of investment securities, as we deployed the cash from our deposit growth into investment securities. We invested new deposits and the proceeds of the subordinated debt in investment securities rather than other short-term liquid assets, pending planned redeployment in loans as, when and if appropriate opportunities are available. The increase in the volume of investment securities, coupled with a 0.10% increase in the average yield on those securities, generated a $475,861 increase in interest earned on investment securities. The reported yield in the first quarter of 2004 was lower because a higher level of refinancing in the mortgages underlying our CMOs required an accelerated amortization of the premiums we had paid when we purchased the CMOs.

         The average balance of our loans decreased by $2.1 million or 3.1%, from $68,325,409 during the 2004 quarter to $66,220,399 during the 2005 quarter. This was the principal reason for the $13,104 decrease in interest income from loans. Finally, we had a $34,728 increase in income from overnight funds and other interest earning assets as the Federal Reserve Board's periodic increase in the target federal funds rate beginning in mid-2004 had a direct and virtually immediate effect on our yield on overnight investments. Although the average balance of overnight investments decreased $956,511, the yield increased 130 basis points.

         Due to interest rate floors on many of our prime-based loans, our loan yields have been relatively constant in recent quarters. In contrast, the average yield on other (non-loan) interest earning assets was approximately 4.12% during the 2005 quarter, compared to approximately 3.77% during the 2004 quarter. This improvement resulted from our strategy to invest available funds not required to fund loans in investment securities rather than overnight investments because overnight investments have much lower yields. The investment securities represented 91.7% of average non-loan interest earning assets in the 2005 quarter compared to 86.9% in the 2004 quarter.

         Most of our loans have interest rates that are based upon the fluctuating prime rate, which was 5.75% at the end of the first quarter of 2005 as compared to 4.00% in the first quarter of 2004. Seeking to limit the adverse effects of low market interest rates, we changed our lending strategy in 2003 to require minimum rates on a larger portion of our prime-based loan portfolio. As a result, many of our prime-based loans now have interest rate floors. The loans, which are most commonly made at interest rates from 100 to 150 basis points above the prime rate, have interest rate floors that are typically between 7.00% and 8.00%. As the prime rate increases, the rate of interest on these loans will not increase until the prime rate reaches at least 6.00%, and in most cases more than 6.25%, while our cost of funds can be expected to increase gradually throughout any increase in market interest rates.

         Interest Expense. Interest expense was $370,456 for the quarter ended March 31, 2005, compared to $254,299 for the quarter ended March 31, 2004, an increase of 45.7%. The increase was the direct result of increases in the average balance of deposits, primarily the time deposit category, coupled with an increase in the rates we paid on time deposits. The average balance of time deposits increased more rapidly than other interest-bearing deposit categories because we have opened large balance time deposit accounts for attorney Section 1031 exchange trusts. Our average cost of funds increased from 1.11% to 1.30% between the periods, primarily due to an increase of 47 basis points in the average rate we paid on time deposits. Competition and the increase in market interest rates compelled an increase in the rates we offered on both new and renewing time deposits. While we were able to hold the line on interest rates in other deposit categories as market interest rates began to rise, further increases in market rates, if they occur, can be expected to compel increases in the rates we offer on other deposit categories. We were also able to hold down the increase in interest expense by increasing the volume of non-interest checking accounts as a zero cost funding source between the periods, which represented 41% of the growth in average total deposits and represented approximately 42% of our average deposits in both the 2004 and 2005 quarters.

The increase in non-interest checking was a direct result of our efforts to increase low cost funding sources.

         Net Interest Income Before Provision for Loan Losses. Net interest income before the provision for loan losses was $2,315,970 for the quarter ended March 31, 2005, an increase of $381,328, or 19.7% over the $1,934,642 we had in the comparable 2004 quarter. The increase was driven entirely by the increase in the volume of interest-earning assets, but was partially offset by a 27 basis point decline in our interest rate spread and a 19 basis point decline in our net interest margin. The spread and margin declined principally due to a shift in the mix of both our asset and liability portfolios. On the asset side, loans, our highest yield asset category, decreased as a percentage of total assets, while on the deposit side, time deposits, our highest cost deposit category, represented most of the increase in interest-bearing deposits.

         Loans represented a lower percentage of average earning assets in the first quarter of 2005 (32.7%) than they represented in the first quarter of 2004 (42.3%). This decline reduced our overall average yield on interest earning assets because instead of being able to invest available funds in higher yielding loans, we were forced to invest them in lower yielding investment securities. The average volume of our loan portfolio declined when comparing the 2005 to the 2004 quarter due to competitive pressures for loans in our marketplace.

         Changes in our time deposit portfolio contributed to the reduction in our spread and margin for two reasons. First, time deposits comprised 87% of the increase in average interest-bearing liabilities, and increased from 34.3% of average interest bearing liabilities in the 2004 quarter to 44.9% in the 2005 quarter. The increase in the average rate we paid on time deposits, as discussed above, also contributed to the declining spread.

         Our spread declined more than our net interest margin because of the effect of our non-interest checking accounts, which provide a source of funds for investment without any interest cost. Maintaining a high percentage of non-interest checking accounts is particularly advantageous as interest rates increase because those zero-cost funds can be invested at increasing yields. However, an increase in market interest rates may also make interest-bearing deposit products more attractive and cause customers to shift funds from non-interest checking into interest-bearing deposit types.

            Credit Provision for Loan Losses. For the quarter ended March 31, 2005, we reversed $30,000 which had previously been charged to expense, compared to the provision for loan losses of $50,000 for the quarter ended March 31, 2004. The $80,000 change was primarily due to a moderate decrease in the rate of delinquencies in the loan portfolio, the dollar decline in the loan portfolio and the recovery of an unsecured commercial loan previously charged off, which was added back to the allowance. The provision for loan losses in any period depends upon the amount necessary to bring the allowance for loan losses to the level management believes is appropriate, after taking into account charge offs and recoveries. Our allowance for loan losses reflects probable incurred losses based on management's evaluation of the loan portfolio and the general economy. Management periodically evaluates both broad categories of performing loans and problem loans individually to assess the appropriate level of the allowance.

            Although management uses available information to assess the appropriateness of the allowance on a quarterly basis in consultation with outside advisors and the board of directors, changes in national or local economic conditions, the circumstances of individual borrowers, or other factors, may change, increasing the level of problem loans and requiring an increase in the level of the allowance. The allowance for loan losses represented 2.18% of total loans at March 31, 2005, but there can be no assurance that a higher level, or a higher provision for loan losses, will not be necessary in the future.

            Non-interest Income. Non-interest income was $459,435 for the three months ended March 31, 2005, compared to $473,782 during the same period last year. The $14,347, or 3.0%, decrease in non-interest income was a direct result of a $23,673 decrease in service charges on deposits (primarily non-sufficient fund fees) partially offset by an increase in loan fees of $7,936 and an increase in net rental income of $3,031.

            Non-interest Expense. Non-interest expense was $1,601,810 for the quarter ended March 31, 2005, compared to $1,423,816 for the quarter ended March 31, 2004. The principal causes of the $177,994 increase were:

     o $142,229 in higher salary and benefits costs due to normal salary increases, of which $43,180 was compensation expense associated with the ESOP, a slight increase in staffing to support growth, and higher benefit costs.
     o $28,750 in higher professional fees primarily due to increased costs associated with regulatory compliance, and increased costs due to our growth.
     o    $15,433 in additional occupancy expense.
     o $22,415 more of "other expenses," reflecting the effects of growth on other expense categories.
     o A $20,951 decrease in legal expenses due to the recovery of legal fees paid on an unsecured commercial loan that was previously charged off which partially offset the increase in non-interest expense.

            Income Tax Expense. Income tax expense was $560,803 for the quarter ended March 31, 2005, compared to income tax expense of $435,438 for the quarter ended March 31, 2004, due to the $268,987 increase of income before income taxes in the 2005 quarter. Our effective tax rate remained the same for the quarter ended March 31, 2005 and 2004 at 46.6%.

                                                                             VSB Bancorp, Inc.
                                                                     Consolidated Average Balance Sheets
                                                                                (unaudited)

                                                            Three                                           Three
                                                         Months Ended                                    Months Ended
                                                        March 31, 2005                                  March 31, 2004
                                         -------------------------------------------    -------------------------------------------
                                            Average                        Yield/          Average                        Yield/
                                            Balance        Interest         Cost           Balance        Interest         Cost
                                         ------------    ------------   ------------    ------------    ------------   ------------
Assets:
Interest-earning assets:
  Loans receivable                       $ 66,220,399    $  1,300,636           7.82%   $ 68,325,409    $  1,313,740           7.65%
  Investment securities, afs              125,008,483       1,319,485           4.28      81,194,597         843,624           4.18
  Other interest-earning assets            11,248,215          66,305           2.34      12,204,726          31,577           1.04
                                         ------------    ------------                   ------------    ------------
  Total interest-earning assets           202,477,097       2,686,426           5.33     161,724,732       2,188,941           5.41

Non-interest earning assets                13,246,980                                     11,656,827
                                         ------------                                   ------------
  Total assets                           $215,724,077                                   $173,381,559
                                         ============                                   ============

Liabilities and equity:
Interest-bearing liabilities:
  Savings accounts                       $ 14,670,365          18,227           0.50    $ 10,756,272          13,438           0.50
  Time accounts                            51,990,462         187,117           1.46      31,734,320          78,112           0.99
  Money market accounts                    22,891,548          54,047           0.96      22,170,302          46,268           0.84
  Now accounts                             21,085,338          22,025           0.42      22,681,478          23,782           0.42
  Subordinated debt                         5,155,000          89,040           6.91       5,155,000          92,699           7.19
                                         ------------    ------------                   ------------    ------------
    Total interest-bearing liabilities    115,792,713         370,456           1.30      92,497,372         254,299           1.11
  Checking accounts                        84,229,837                                     68,182,383
                                         ------------                                   ------------
Total deposits and subordinated debt      200,022,550                                    160,679,755
Other liabilities                           2,414,505                                      1,708,984
                                         ------------                                   ------------
  Total liabilities                       202,437,055                                    162,388,739
Equity                                     13,287,022                                     10,992,820
                                         ------------                                   ------------
  Total liabilities and equity           $215,724,077                                   $173,381,559
                                         ============                                   ============

Net interest income/net interest
 rate spread                                             $  2,315,970           4.03%                   $  1,934,642           4.30%
                                                         ============   ============                    ============   ============

Net interest earning assets/net
 interest margin                         $ 86,684,384                           4.59%   $ 69,227,360                           4.78%
                                         ============                   ============    ============                   ============

Ratio of interest-earning assets to
 interest-bearing liabilities                    1.75x                                          1.75x
                                         ============                                   ============


Return on Average Assets                         1.18%                                          1.13%
                                         ============                                   ============
Return on Average Equity                        19.23%                                         17.75%
                                         ============                                   ============
Tangible Equity  to Total Assets                 5.63%                                          6.13%
                                         ============                                   ============


Liquidity and Capital Resources

         Our primary sources of funds are increases in deposits and proceeds from the repayment of investment securities. We use these funds principally to purchase new investment securities and to fund increases in our loan portfolio.

         During the three months ended March 31, 2005, our principal sources of cash were proceeds from the repayment of investment securities of $7,127,909 and a net decrease in loans receivable of $1,669,904, which were used to fund a net decrease in deposits of $11,744,752. We did not need to sell any investment securities prior to maturity to fund the deposit outflow. The decrease in deposits reflects the volatile nature of our demand deposit base, specifically attorney related mortgage accounts, which fluctuate with the conditions of the mortgage origination market. As origination and refinancing of mortgages decrease, the aggregate balance in these deposit accounts is expected to also decrease.

         In contrast, during the three months ended March 31, 2004, we had a net increase in deposits of $1,205,804 and proceeds from repayment of investment securities totaled $4,666,649. The increase in deposits in the 2004 quarter is primarily attributable to deposit increases at our newest branch office. In the first three months of 2004, our loan portfolio remained substantially the same, as new loan originations were offset by the repayment of construction loans. The increase in funds available for investment was used primarily to increase cash and cash equivalents.

         The principal reason that we entered into the trust preferred securities transaction discussed above was to increase regulatory capital to support growth. Although the proceeds of the trust preferred securities do not constitute capital under GAAP, the Board of Governors of the Federal Reserve System permits a bank holding company to include such proceeds as capital when determining satisfaction of regulatory capital ratios, up to 25% as Tier 1 capital. The Company contributed $4.2 million of the proceeds of the trust preferred securities to Victory State Bank as additional capital in order to increase the bank's capital ratios and allow for future growth. Victory State Bank satisfied all capital ratio requirements of the Federal Deposit Insurance Corporation, at March 31, 2005, with a Tier I Leverage Capital ratio of 8.52%, a ratio of Tier I Capital to Risk-Weighted Assets ratio of 18.44%, and a Total Capital to Risk-Weighted Assets ratio of 19.69%.

         In the first three months of 2005, we experienced a $2,057,576 decrease in cash and cash equivalents due to a net decrease in deposits, compared to a $7,348,372 increase in cash and cash equivalents during the first three months of 2004. Total cash and cash equivalents at March 31, 2005 were $33,601,497. One of the important tasks facing management in upcoming periods is to balance the level of cash and cash equivalents for liquidity purposes and the reinvestment opportunities into higher yielding interest-earning assets such as loans or securities.

         The following table sets forth our contractual obligations and commitments for future lease payments, time deposit maturities and loan commitments.

Contractual Obligations and Commitments at March 31, 2005

Contractual Obligations                                              Payment due by Period
                                           ------------------------------------------------------------------------
                                                                          Over three
                                            Less than     One to three   years to five     After       Total Amounts
                                             One Year        years           years       five years      committed
                                           ------------   ------------   ------------   ------------   ------------
Minimum annual rental payments under
      non-cancelable operating leases      $    334,331   $    524,347   $    447,425   $  1,339,863   $  2,645,966
Remaining contractual maturities of time
      deposits                               50,715,400      1,565,390      1,687,584             --     53,968,374
Principal payment of subordinated debt               --             --      5,155,000             --      5,155,000
                                           ------------   ------------   ------------   ------------   ------------
 Total contractual cash obligations        $ 51,049,731   $  2,089,737   $  7,290,009   $  1,339,863   $ 61,769,340
                                           ============   ============   ============   ============   ============


Other commitments                                           Amount of commitment Expiration by Period
                                           ------------------------------------------------------------------------
                                                                          Over three
                                            Less than     One to three   years to five     After       Total Amounts
                                             One Year        years           years       five years      committed
                                           ------------   ------------   ------------   ------------   ------------

                                           ------------   ------------   ------------   ------------   ------------
 Loan commitments                          $ 26,939,470   $ 13,660,917   $         --   $         --   $ 40,600,387
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

Critical Accounting Policies and Judgments

         The Company's consolidated financial statements are prepared based on the application of certain accounting policies, the most significant of which are described in Note 2 "Summary of Significant Accounting Policies" in the Notes to the Consolidated Financial Statements and in the "Management's Discussion and Analysis of Financial Condition and Results of Operations: Impact of New Accounting Pronouncements" in the Company's report on Form 10-KSB as filed on March 29, 2005. Certain of these policies require numerous estimates and strategic or economic assumptions that may prove inaccurate or subject to variations and may significantly affect the Company's reported results and financial position for the period or future periods. The use of estimates, assumptions, and judgments are necessary when financial assets and liabilities are required to be recorded at, or adjusted to reflect, fair value. The Company's assets and liabilities that are carried at fair value inherently result in more financial statement volatility. Fair values and the information used to record valuation adjustments for certain assets and liabilities are based on either quoted market prices or provided by other independent third-party sources, when available. When such information is not available, the Company's management estimates valuation adjustments primarily by using internal cash flow and other financial modeling techniques. Changes in underlying factors, assumptions, or estimates in any of these areas could have a material impact on the Company's future financial condition and results of operations. We consider the methodology for determining the allowance for loan losses to be a critical accounting policy.

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

Item 3 - Controls and Procedures

         Evaluation of Disclosure Controls and Procedures: As of March 31, 2005, we undertook an evaluation of our disclosure controls and procedures under the supervision and with the participation of Merton Corn, our President and CEO, and Raffaele Branca, our Executive Vice President and CFO. Disclosure controls are the systems and procedures we use that are designed to ensure that information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934 (such as annual reports on Form 10-KSB and quarterly periodic reports on Form 10-QSB) is recorded, processed, summarized and reported, in a manner which will allow senior management to make timely decisions on the public disclosure of that information. Messrs. Corn and Branca concluded that our current disclosure controls and procedures are effective in ensuring that such information is (i) collected and communicated to senior management in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Since our last evaluation of our disclosure controls, we have not made any significant changes in, or corrective actions taken regarding, either our internal controls or other factors that could significantly affect those controls.

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

Item 4 - Submission of Matters to a Vote of Security Holders

     No matters were submitted to security holders for a vote during the period from January 1, 2005 through March 31, 2005. VSB Bancorp, Inc. held its second Annual Meeting of Stockholders on April 26, 2005 at its principal office, 3155 Amboy Road, Staten Island, New York 10306, at 5:00 P.M. At that meeting, 1,253,494 shares of the capital stock of the Company were represented in person or by proxy, being 83.3% of all outstanding shares of the capital stock of the Company, with a quorum being present. The Annual Meeting was held for the purpose of voting on two proposals, with the results of the voting as follows:


     1.  The election of three directors for three-year terms:

                                        Percentage of             Percentage of
          Director             Votes        shares        Votes       shares
          Elected               For         voted       Withheld      voted
     ----------------------  ---------  -------------   --------  -------------

     Raffaele M. Branca      1,232,161       98.3%        21,333          1.7%
     Robert S. Cutrona, Sr.  1,232,161       98.3%        21,333          1.7%
     Chaim Farkas            1,232,161       98.3%        21,333          1.7%

     ----------------------

     No other persons received any votes.

     The following directors continued as directors of the Company: Joseph J. LiBassi, Merton Corn, Joan Nerlino Caddell, Alfred C. Johnsen, Carlos Perez MD and Bruno Savo.

     2. The ratification of the appointment of Crowe Chizek and Company LLC as our independent public accountants for the fiscal year ending December 31, 2005.

                 Percentage of                Percentage of                Percentage of
     Votes          shares         Votes         shares          Votes        shares
      For           voted         Against        voted         Abstained       voted
   ---------     -------------    -------     -------------    ---------   -------------
   1,232,161        98.3%         21,333           1.7%             --          0.0%

There were no broker non-votes.

Part II

Signature Page

     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        VSB Bancorp, Inc.



     Date: May 10, 2005                 /s/ MERTON CORN
                                        ----------------------------------------
                                        Merton Corn
                                        President and Chief Executive Officer



     Date: May 10, 2005                 /s/ RAFFAELE M. BRANCA
                                        ----------------------------------------
                                        Raffaele M. Branca
                                        Executive Vice President and Chief
                                        Financial Officer



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


--------------------------------------------
Item 6 - Exhibits

Exhibit
Number         Description of Exhibit
------         ----------------------
31.1           Rule 13A-14(a)/15D-14(a) Certification of Chief Executive Officer
31.2           Rule 13A-14(a)/15D-14(a) Certification of Chief Financial Officer
32.1           Certification by CEO pursuant to 18 U.S.C. 1350.
32.2           Certification by CFO pursuant to 18 U.S.C. 1350.