Form 10QSB
period 2005-06-30
VSB BANCORP INC
filed 2005-08-12
CIK 1225874

UNITED STATES
                        SECURITY AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20849

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTER ENDED JUNE 30, 2005


[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OF THE EXCHANGE ACT

     FOR THE TRANSITION PERIOD FROM _______  TO _______


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


The Registrant had 1,508,822 common shares outstanding as of July 29, 2005.

                              CROSS REFERENCE INDEX

                                     PART I
                                                                      Page
                                                                      ----
Item 1    Consolidated Statements of Financial Condition as of
           June 30, 2005 and December 31, 2004 (unaudited).           4

          Consolidated Statements of Operations for the Three
           and Six Months Ended June 30, 2005 and 2004 (unaudited).   5

          Consolidated Statements of Changes in Stockholders'
           Equity for the Six Months Ended June 30, 2005
           and the Year Ended December 31, 2004 (unaudited).          6

          Consolidated Statements of Cash Flows for the Three
           and Six Months Ended June 30, 2005 and 2004 (unaudited).   7

          Notes to Consolidated Financial Statements for the Three
           and Six Months Ended June 30, 2005 and 2004 (unaudited).   8 to 13

Item 2    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                        13 to 24

Item 3    Control and Procedures                                      24

                                  PART II


          Signature Page                                              25

          Exhibit 31.1, 31.2, 32.1, 32.2                              26 to 29

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


                                VSB Bancorp, Inc.
                 Consolidated Statements of Financial Condition
                                   (unaudited)

                                                         June 30,       December 31,
                                                           2005             2004
                                                      -------------    -------------
Assets:
 Cash and cash equivalents                            $  24,598,792    $  35,659,073
 Investment securities, available for sale              114,369,789      128,532,767
 Loans receivable                                        76,232,249       68,046,885
  Allowance for loan loss                                (1,410,640)      (1,299,520)
                                                      -------------    -------------
    Loans receivable, net                                74,821,609       66,747,365
 Bank premises and equipment, net                         1,611,597        1,817,284
 Accrued interest receivable                                743,127          745,368
 Deferred taxes                                           1,523,524        1,462,940
 Other assets                                             1,038,223          719,670
                                                      -------------    -------------
      Total assets                                    $ 218,706,661    $ 235,684,467
                                                      =============    =============

Liabilities and stockholders' equity:
Liabilities:
 Deposits:
    Demand and checking                               $  73,825,298    $ 101,560,932
    NOW                                                  29,005,794       21,574,053
    Money market                                         20,890,547       23,388,850
    Savings                                              16,439,161       14,159,026
    Time                                                 56,496,039       54,470,507
                                                      -------------    -------------
      Total Deposits                                    196,656,839      215,153,368
 Escrow deposits                                            282,011          270,105
 Subordinated debt                                        5,155,000        5,155,000
 Accounts payable and accrued expenses                    2,354,109        2,149,548
                                                      -------------    -------------
      Total liabilities                                 204,447,959      222,728,021
                                                      -------------    -------------

Employee Stock Ownership Plan Repurchase Obligation         122,550          126,825

Stockholders' equity:
 Common stock, ($.0001 par value, 3,000,000 shares
    authorized, 1,508,822 issued and outstanding at
    June 30, 2005 and 1,505,022 issued and
    outstanding at December 31, 2004)                           151              150
 Additional paid in capital                               8,866,361        8,818,313
 Retained earnings                                        7,318,517        6,054,264
 Unallocated ESOP Shares                                 (1,493,522)      (1,578,061)
 Accumulated other comprehensive loss,
    net of taxes of $484,441 and $405,662,
    respectively                                           (555,355)        (465,045)
                                                      -------------    -------------
    Total stockholders' equity                           14,136,152       12,829,621
                                                      -------------    -------------
      Total liabilities and stockholders'
        equity                                        $ 218,706,661    $ 235,684,467
                                                      =============    =============

See notes to consolidated financial statements.


                                VSB Bancorp, Inc.
                      Consolidated Statements of Operations
                                   (unaudited)

                                            Three months     Three months    Six months      Six months
                                                ended           ended          ended           ended
                                            June 30, 2005   June 30, 2004   June 30, 2005   June 30, 2004
                                            -------------   -------------   -------------   -------------
Interest and dividend income:
 Loans receivable                           $   1,352,333   $   1,303,760   $   2,652,969   $   2,617,500
 Investment securities                          1,235,763         897,417       2,555,248       1,741,064
 Other interest earning assets                     83,142          43,986         145,260          67,720
                                            -------------   -------------   -------------   -------------
     Total interest income                      2,671,238       2,245,163       5,353,477       4,426,284

Interest expense:
 NOW                                               27,871          26,892          49,896          50,674
 Money market                                      51,953          50,506         106,000          96,774
 Savings                                           20,111          14,742          38,338          28,180
 Subordinated debt                                 89,039          89,039         178,079         178,079
 Time                                             263,269          81,882         450,386         159,994
                                            -------------   -------------   -------------   -------------
     Total interest expense                       452,243         263,061         822,699         513,701

Net interest income                             2,218,995       1,982,102       4,530,778       3,912,583
Provision (credit) for loan loss                  (45,000)         50,000         (75,000)        100,000
                                            -------------   -------------   -------------   -------------
     Net interest income
       after provision for loan loss            2,263,995       1,932,102       4,605,778       3,812,583
                                            -------------   -------------   -------------   -------------
Non-interest income:
 Loan fees                                         33,635          18,674          57,094          34,197
 Service charges on deposits                      440,590         407,976         844,607         835,666
 Net rental income                                 10,542          11,762          21,605          19,794
 Other income                                      29,410          17,595          54,493          44,293
                                            -------------   -------------   -------------   -------------
     Total non-interest income                    514,177         456,007         977,799         933,950
                                            -------------   -------------   -------------   -------------
Non-interest expenses:
 Salaries and benefits                            935,254         834,101       1,873,750       1,630,368
 Occupancy expenses                               239,982         228,150         486,742         459,477
 Legal expense                                     23,451          53,423          33,375          84,298
 Professional fees                                 51,000          49,527         126,000          95,777
 Computer expense                                  60,138          70,532         114,950         135,226
 Other expenses                                   304,755         236,103         581,573         490,506
                                            -------------   -------------   -------------   -------------
     Total non-interest expenses                1,614,580       1,471,836       3,216,390       2,895,652
                                            -------------   -------------   -------------   -------------

       Income before income taxes               1,163,592         916,273       2,367,187       1,850,881

Provision/(benefit) for income taxes:
 Current                                          526,438         516,217       1,084,740         994,130
 Deferred                                          15,693         (89,252)         18,194        (131,727)
                                            -------------   -------------   -------------   -------------
     Total provision for income taxes             542,131         426,965       1,102,934         862,403
                                            -------------   -------------   -------------   -------------
              Net income                    $     621,461   $     489,308   $   1,264,253   $     988,478
                                            =============   =============   =============   =============
Basic income per common share               $        0.43   $        0.34   $        0.88   $        0.70
                                            =============   =============   =============   =============
Diluted net income per share                $        0.42   $        0.33   $        0.85   $        0.67
                                            =============   =============   =============   =============
Comprehensive income/(loss)                 $   1,421,335   $    (958,821)  $   1,173,943   $    (216,577)
                                            =============   =============   =============   =============
Book value per common share                 $        9.45   $        7.06   $        9.45   $        7.06
                                            =============   =============   =============   =============

See notes to consolidated financial statements.


                                VSB Bancorp, Inc.
           Consolidated Statements of Changes in Stockholders' Equity
         Year Ended December 31, 2004 and Six Months Ended June 30, 2005
                                   (unaudited)


                                                                                                       Accumulated
                                      Number of            Additional                    Unallocated      Other          Total
                                       Common     Common    Paid-In        Retained         ESOP      Comprehensive    Stockholders'
                                       Shares     Stock     Capital        Earnings        Shares         Loss           Equity
                                      ---------   ------  ------------    -----------   ------------    ----------    ------------
Balance at December 31, 2003          1,055,998   $  106  $  7,076,486    $ 3,779,686   $         --    $ (169,666)   $ 10,686,612

Exercise of stock option                 22,720        2       177,802                                                     177,804
4 for 3 stock split and purchase
  of fractional shares                  351,984       35          (368)                                                       (333)
Purchase of newly issued
  common stock by ESOP                   74,320        7     1,690,773                                                   1,690,780
Issuance of ESOP shares                                                                   (1,690,780)                   (1,690,780)
Amortization of earned portion
  of ESOP common stock                                                                       112,719                       112,719
Amortization of excess fair
  value over cost - ESOP                                           445                                                         445
Transfer to ESOP repurchase
  obligation                                                  (126,825)                                                   (126,825)
Comprehensive income:
  Net income                                                                2,274,578                                    2,274,578
  Other comprehensive income, net:
    Unrealized holding loss arising
    during the year                          --       --            --             --             --      (295,379)       (295,379)
                                      ---------   ------  ------------    -----------   ------------    ----------    ------------
Total comprehensive income                                                                                               1,979,199

Balance at December 31, 2004          1,505,022   $  150  $  8,818,313    $ 6,054,264   $ (1,578,061)   $ (465,045)   $ 12,829,621
                                      ---------   ------  ------------    -----------   ------------    ----------    ------------
Exercise of stock option                  3,800        1        40,775                                                      40,776
Amortization of earned portion
  of ESOP common stock                                                                        84,539                        84,539
Amortization of excess fair
  value over cost - ESOP                                         2,998                                                       2,998
Transfer from ESOP repurchase
  obligation                                                     4,275                                                       4,275
Comprehensive income:
  Net income                                                                1,264,253                                    1,264,253
  Other comprehensive income, net:
    Unrealized holding loss arising
    during the year                          --       --            --             --             --       (90,310)        (90,310)
                                      ---------   ------  ------------    -----------   ------------    ----------    ------------
Total comprehensive income                                                                                               1,173,943

Balance at June 30, 2005              1,508,822   $  151  $  8,866,361    $ 7,318,517   $ (1,493,522)   $ (555,355)   $ 14,136,152
                                      =========   ======  ============    ===========   ============    ==========    ============

See notes to consolidated financial statements.


                                VSB Bancorp, Inc.
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                  Three months     Three months      Six months       Six months
                                                                     ended            ended            ended            ended
                                                                  June 30, 2005    June 30, 2004    June 30, 2005    June 30, 2004
                                                                  -------------    -------------    -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                      $     621,461    $     489,308    $   1,264,253    $     988,478
  Adjustments to reconcile net income to net cash
    provided by operating activities
  Depreciation and amortization                                         115,147          128,930          229,083          254,873
  Accretion of income, net of amortization of premium                   (13,423)         (25,861)         (38,360)         (44,673)
  ESOP compensation expense                                              44,358           28,774           87,537           28,773
  Provision/(credit) for loan losses                                    (45,000)          50,000          (75,000)         100,000
  (Increase)/decrease in prepaid and other assets                       (97,647)         (88,228)        (318,553)         (84,127)
  (Increase)/decrease in accrued interest receivable                    (21,295)         (34,974)           2,241           (6,912)
  Decrease/(increase) in deferred income taxes                           15,693          (89,252)          18,194         (131,726)
  Decrease/(increase) in accrued expenses and other liabilities        (142,118)         718,428          204,561          921,119
                                                                  -------------    -------------    -------------    -------------
        Net cash provided by operating activities                       477,176        1,177,125        1,373,956        2,025,805
                                                                  -------------    -------------    -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net increase in loan receivable                                    (9,557,842)      (3,556,833)      (7,887,938)      (3,029,334)
  Proceeds from maturities of money market investments                       --        1,971,834               --        2,332,660
  Proceeds from repayment of investments securities,
    available for sale                                                6,793,035        8,905,657       13,920,944       13,572,306
  Purchases of money market investments                                      --       (2,045,123)              --       (2,346,477)
  Purchases of investment securities, afs                                    --      (27,231,164)              --      (27,231,164)
  Purchases of premises and equipment                                   (15,979)         (45,349)         (23,396)         (53,772)
                                                                  -------------    -------------    -------------    -------------
        Net cash (used in)/provided by investing activities          (2,780,786)     (22,000,978)       6,009,610      (16,755,781)
                                                                  -------------    -------------    -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (decrease)/increase in deposits                                (6,739,871)      21,483,889      (18,484,623)      22,689,693
  Exercise stock option                                                  40,776          118,580           40,776          167,604
  Proceeds from ESOP loan                                                    --        1,690,780               --        1,690,780
  Purchase of ESOP shares                                                    --       (1,690,780)              --       (1,690,780)
  4 for 3 stock split and the purchase of fractional shares                  --               --               --             (333)
                                                                  -------------    -------------    -------------    -------------
        Net cash (used in)/provided by financing activities          (6,699,095)      21,602,469      (18,443,847)      22,856,964
                                                                  -------------    -------------    -------------    -------------
NET (DECREASE)/INCREASE IN CASH
  AND CASH EQUIVALENTS                                               (9,002,705)         778,616      (11,060,281)       8,126,988
                                                                  -------------    -------------    -------------    -------------
CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                                33,601,497       37,536,113       35,659,073       30,187,741
                                                                  -------------    -------------    -------------    -------------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                                   $  24,598,792    $  38,314,729    $  24,598,792    $  38,314,729
                                                                  =============    =============    =============    =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
  Cash paid during the period for:
    Interest                                                      $     408,849    $     258,755    $     771,849    $     589,916
                                                                  =============    =============    =============    =============
    Taxes                                                         $   1,039,075    $     728,050    $   1,276,887    $     933,201
                                                                  =============    =============    =============    =============

See notes to consolidated financial statements.

VSB Bancorp, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004 (UNAUDITED)
--------------------------------------------------------------------------------

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

     Cash and Cash Equivalents - Cash and cash equivalents consist of cash on hand, due from banks and interest-bearing deposits. Regulation D of the Board of Governors of the Federal Reserve System requires that Victory State Bank maintain non-interest-bearing deposits or cash on hand as reserves against its demand deposits. The amount of reserves which Victory State Bank is required to maintain depends upon its level of transaction accounts. During the fourteen day period from June 23, 2005 through July 6, 2005, Victory State Bank was required to maintain reserves, after deducting vault cash, of $4,509,000. Reserves are required to be maintained on a fourteen day basis, so, from time to time,

Victory State Bank may use available cash reserves on a day to day basis, so long as the fourteen day average reserves satisfy Regulation D requirements

     Interest-bearing Bank Balances - Interest-bearing bank balances mature overnight and are carried at cost.

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

     Basic Income Per Common Share and Diluted Net Income Per Common Share - Basic income per share of common stock is based on 1,440,559 shares and 1,425,128 shares, the weighted average number of common shares outstanding for the three months ended June 30, 2005 and 2004, respectively. Diluted net income per share of common stock is based on 1,490,689 shares and 1,474,561 shares, the weighted average number of common shares and potentially dilutive common shares outstanding for the three months ended June 30, 2005 and 2004, respectively. The weighted average number of potentially dilutive common shares excluded in calculating diluted net income per common share due to the anti-dilutive effect is 49,772 and 49,216 shares for the for the three months ended June 30, 2005 and 2004, respectively. Common stock equivalents were calculated using the treasury stock method.

     The reconciliation of the numerators and the denominators of the basic and diluted per share computations for the three months ended June 30, are as follows:


Reconciliation of EPS
---------------------
                                        Three Months Ended                           Three Months Ended
                                           June 30, 2005                                June 30, 2004
                             ------------------------------------------   ------------------------------------------
                                              Weighted                                     Weighted
                                 Net          Average       Per Share        Net           Average       Per Share
                                Income        Shares          Amount        Income         Shares          Amount
                             ------------   ------------   ------------   ------------   ------------   ------------
Basic income per
 common share
-------------------------
Net income available to
 common stockholders         $    621,461      1,440,559   $       0.43   $    489,308      1,425,128   $       0.34
                                                           ============                                 ============
Effect of dilutive shares
-------------------------
 Weighted average
  shares, if converted                            50,130                                       49,433
                                            ------------                                 ------------
Diluted net income  per
  common share
-------------------------
Net income available to
 common stockholders         $    621,461      1,490,689   $       0.42   $    489,308      1,474,561   $       0.33
                             ============   ============   ============   ============   ============   ============

Reconciliation of EPS
---------------------

                                          Six Months Ended                             Six Months Ended
                                           June 30, 2005                                June 30, 2004
                             ------------------------------------------   ------------------------------------------
                                              Weighted                                     Weighted
                                 Net          Average       Per Share        Net           Average       Per Share
                                Income        Shares          Amount        Income         Shares          Amount
                             ------------   ------------   ------------   ------------   ------------   ------------
Basic income per
  common share
-------------------------
Net income available to
 common stockholders         $  1,264,253      1,438,426   $       0.88   $    988,478      1,417,989   $       0.70
                                                           ============                                 ============
Effect of dilutive shares
-------------------------
 Weighted average
  shares, if converted                            49,802                                       64,953
                                            ------------                                 ------------
Diluted net income  per
  common share
-------------------------
Net income available to
 common stockholders         $  1,264,253      1,488,228   $       0.85   $    988,478      1,482,942   $       0.67
                             ============   ============   ============   ============   ============   ============

     Stock Based Compensation - At June 30, 2005, the Company had stock-based employee compensation plans. The Company accounts for these plans under Accounting Principles Board Opinion, ("APB Opinion") No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation expense has been reflected in net income for stock options as all rights and options to purchase the Company's stock granted under these plans have an exercise price equal to the market value of the underlying stock on the date of grant.

If compensation cost for the Stock Plan and Director's Stock Plan awards had been measured based on the fair value of the stock options awarded at the grant dates, net income and basic and diluted earnings per common share would have been reduced to the pro-forma amounts on the table below for the three and six months ended June 30, 2005 and 2004.


                                                            Three months     Three months     Six months       Six months
                                                               ended            ended           ended            ended
                                                           June 30, 2005    June 30, 2004    June 30, 2005    June 30, 2004
                                                           --------------   --------------   --------------   --------------
Net Income
     As reported                                           $      621,461   $      489,308   $    1,264,253   $      988,478
     Less: Total stock-based compensation expense
     determined under the fair value method for
     all rewards, net of related tax effects                       13,562           10,966           27,026           21,932
                                                           --------------   --------------   --------------   --------------
Pro-forma                                                  $      607,899   $      478,342   $    1,237,227   $      966,546
                                                           ==============   ==============   ==============   ==============

                                                            Three months     Three months     Six months       Six months
                                                               ended            ended           ended            ended
                                                           June 30, 2005    June 30, 2004    June 30, 2005    June 30, 2004
                                                           --------------   --------------   --------------   --------------
Basic income per common share
     As reported                                           $         0.43   $         0.34   $         0.88   $         0.70
     Less: Total stock-based compensation expense
     determined under the fair value method for
     all rewards, net of related tax effects                         0.01               --             0.02             0.02
                                                           --------------   --------------   --------------   --------------
Pro-forma                                                  $         0.42   $         0.34   $         0.86   $         0.68
                                                           ==============   ==============   ==============   ==============

                                                            Three months     Three months     Six months       Six months
                                                               ended            ended           ended            ended
                                                           June 30, 2005    June 30, 2004    June 30, 2005    June 30, 2004
                                                           --------------   --------------   --------------   --------------
Diluted net income per common share
     As reported                                           $         0.42   $         0.33   $         0.85   $         0.67
     Less: Total stock-based compensation expense
     determined under the fair value method for
     all rewards, net of related tax effects                         0.01             0.01             0.02             0.02
                                                           --------------   --------------   --------------   --------------
Pro-forma                                                  $         0.41   $         0.32   $         0.83   $         0.65
                                                           ==============   ==============   ==============   ==============

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

     Recently-Issued Accounting Standards - In December 2004, FASB issued Statement of Financial Accounting Standards No 123 Revised "Share Based Payments" ("SFAS 123R") which requires all public companies to record compensation cost for stock options provided to employees in return for employee service. The cost is measured at the fair value of the options when granted, and this cost is expensed over the employee service period, which is normally the vesting period of the options. As a small business filer, SFAS 123R will apply to awards granted or modified after the first quarter or year beginning after December 15, 2005. Compensation cost will also be recorded for prior option grants that vest after the date of adoption. The effect on results of operations will depend on the level of future option grants and the calculation of the fair value of the options granted at such future date, as well as the vesting periods provided, and so the effect cannot currently be predicted. There will be no significant effect on financial position as total equity will not change. The effect of these other new standards on the Company's financial position and results of operations is not expected to be material upon and after adoption.

Management continuously monitors emerging issues and accounting bulletins, some of which could potentially impact the Company's financial statements

Item 2

Management's Discussion and Analysis of Financial Condition and Results of Operations

Changes in Financial Condition

     Our total assets were $218,706,661 at June 30, 2005, a decrease of $16,977,806, or 7.2%, since December 31, 2004. The decrease resulted from deposit outflow, mainly from demand accounts, which was primarily funded by the principal paydowns received on investment securities available for sale and from a reduction in cash and cash equivalents. The deposit outflow was concentrated in attorney escrow accounts used to fund mortgage closings, as the level of pending mortgage financings has been reduced from levels seen in 2004, which reduces the deposit balance in those related accounts. Our asset mix changed as net loans receivable increased during the six months of 2005 because of our efforts to increase our loan portfolio, while cash equivalents and investment securities decreased in order to fund loan growth and the deposit outflow.

     Our deposits (including escrow deposits) were $196,938,850 at June 30, 2005, a decrease of $18,484,623, or 8.6%, from December 31, 2004. The decrease in deposits includes a $27,723,728 decrease in non-interest demand deposits and a $2,498,303 decrease in money market accounts, partially offset by an increase of $7,431,741 in NOW accounts, a $2,025,532 increase in time deposits and a $2,280,135 increase in savings accounts.

     Total stockholders' equity was $14,136,152 at June 30, 2005, an increase of $1,306,531 from December 31, 2004. The increase reflected net income of $1,264,253 for the six months ended June 30, 2005 and a net reduction of $90,310 in other comprehensive income due to an increase in the unrealized loss for securities available for sale during the first six months of 2005. The unrealized loss increased due to the recent increases in short-term market interest rates. This unrealized loss is excluded from the calculation of regulatory capital. Management does not anticipate selling securities in this portfolio but changes in market interest rates or demand for funds may change management's plans with respect to the securities portfolio. If there is a material increase in interest rates, the market value of the available for sale portfolio may decline further. Management believes that the principal and interest payments on this portfolio, combined with the existing liquidity, will be sufficient to fund loan growth.

     The increase in stockholders' equity also included an increase of $40,775 in additional paid in capital due to the exercise of options to purchase 3,800 shares of common stock, the transfer of $4,275 to additional paid in capital from the Employee Stock Ownership Plan Obligation and a decrease in unearned ESOP shares of $84,539 reflecting the effect of the gradual payment of the ten-year loan we made to our ESOP to fund the ESOP's purchase of our stock. In May of 2004, the ESOP purchased 74,320 shares of our common stock out of our authorized but unissued shares, which had no net effect on capital on the purchase date. The purchase price was $22.75 per share, the fair market value at that time, for a total purchase price of $1.7 million. As payments are made to reduce the ESOP loan, stock is released from the security interest for the loan, resulting in an increase in capital equal to the market value of the ESOP stock as it is released. However, under federal law regarding employee stock ownership plans, since our stock is not considered to be "readily tradable on an established market," employees who receive a distribution of stock from the ESOP upon termination of employment have the right to require that we repurchase the stock at fair value. We reflect this contingent repurchase obligation on our balance sheet as a reclassification of additional paid in capital to mezzanine capital, based upon our quoted price on June 30, 2005 and December 31, 2004, respectively, but the amounts still qualify as capital for regulatory purposes.

     For financial statement reporting purposes, we record the compensation expense related to the ESOP when shares are to be released from the security interest for the loan. The amount of the compensation expense will be based upon the fair market value of the shares at that time, not the original purchase price. When we calculate earnings per share, only shares allocated or committed to be allocated to employee accounts are considered to be outstanding. However, all shares that the ESOP owns are legally outstanding, so they have voting rights and, if we pay dividends, dividends will be paid on all ESOP shares.

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

     VSB Bancorp, Inc. satisfied all capital ratio requirements of the Federal Reserve at June 30, 2005, with a Tier I Leverage Capital ratio of 9.27%, a ratio of Tier I Capital to Risk-Weighted Assets ratio of 18.74%, and a Total Capital to Risk-Weighted Assets ratio of 20.04%.

     Victory State Bank is a state-chartered, stock commercial bank, which opened for business in November 1997. Our primary market is Staten Island, New York. Since Victory State Bank opened for business, management has worked to grow the Bank's franchise. From one office in 1997, the Bank now has four offices. From no deposits, no loans and less than $7.0 million of assets on the day it opened for business in 1997, the Bank has grown to total assets of $218.4 million, total deposits of $196.9 million and capital of $18.5 million by June 30, 2005. The Bank has recently received approval to open its fifth banking office.

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

Results of Operations for the Quarters Ended June 30, 2005 and June 30, 2004

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

     As described in detail below, most of our improvement in net income from 2004 to 2005 was the result of growth between the periods. However, the first six months of 2005 showed a reversal of the constant growth we experienced since we opened for business in 1997, with average interest-earning assets declining from $202.8 million in the first quarter of 2005 to $200.6 million in the second quarter of 2005. A decline in deposits, causing a decline in funds we have available for investment, could result in a decline in net interest income. Management intends to seek additional funds for further investment through opening new branches and the personal solicitation of new business at our existing offices, but there can be no guaranty that we will be able to continue to grow our franchise and increase interest income in the future.

     General. We had net income of $621,461 for the quarter ended June 30, 2005, compared to net income of $489,308 for the comparable quarter in 2004. The principal categories which make up the 2005 net income are:

         o    Interest income of $2,671,238
         o    Reduced by interest expense of $452,243
         o    Increased by a credit provision for loan loss of $45,000
         o    Increased by non-interest income of $514,177
         o    Reduced by non-interest expenses of $1,614,580
         o    Reduced by $542,131 in income tax expense.

     We discuss each of these categories individually and the reasons for the differences between the quarter ended June 30, 2005 and the comparable quarter in 2004 in the following paragraphs. The over-riding factor affecting the changes in our operating results in all these categories is our implementation of our growth strategy during 2004 which resulted in an increase in total assets of $51.2 million during the year. The implementation of our ESOP beginning in 2004 increases compensation expense as we make contributions to the ESOP.

     Interest Income. Interest income was $2,671,238 for the quarter ended June 30, 2005, compared to $2,245,163 for the quarter ended June 30, 2004, an increase of $426,075, or 19.0%. The principal reason for the increase was a $31,006,304 increase in the average balance of investment securities, as we deployed the cash from a higher level of average deposits into investment securities. We chose to invest new deposits in investment securities, rather than other short-term liquid assets, to take advantage of the higher yields available for investment securities pending planned redeployment of the funds into loans as, when and if appropriate opportunities are available. The increase in the volume of investment securities, coupled with a 0.04% increase in the average yield on those securities, generated a $338,346 increase in interest earned on investment securities.

     The average balance of our loans increased by $1,567,599 or 2.3%, from $69,350,806 during the 2004 quarter to $70,918,405 during the 2005 quarter as a result of our efforts to increase our loan portfolio, which is our highest yielding asset category. The increase in loan volume was the principal reason for the $48,573 increase in interest income from loans. We also had a $39,156 increase in income from overnight funds and other interest earning assets as the Federal Reserve Board's periodic increases in the target federal funds rate beginning in mid-2004 had a direct and virtually immediate effect on our yield on overnight investments. Although the average balance of overnight investments decreased $9,062,405, because we chose to invest in higher-yielding investment securities, the yield on overnight investments increased 186 basis points.

     Due to interest rate floors on many of our prime-based loans, our loan yields have been relatively constant in recent quarters. In contrast, the average yield on other (non-loan) interest earning assets was approximately 4.08% during the 2005 quarter, compared to approximately 3.52% during the 2004 quarter. This improvement resulted from our strategy to invest available funds not required to fund loans in investment securities rather than overnight investments because overnight investments have much lower yields. The investment securities represented 90.4% of average non-loan interest earning assets in the 2005 quarter compared to 80.1% in the 2004 quarter.

     Most of our loans have interest rates that are based upon the fluctuating prime rate, which was 6.00% at the end of the second quarter of 2005 as compared to 4.00% in the second quarter of 2004. Seeking to limit the adverse effects of low market interest rates, we changed our lending strategy in 2003 to require minimum rates on a larger portion of our prime-based loan portfolio. As a result, many of our prime-based loans now have interest rate floors. The loans, which are most commonly made at interest rates from 100 to 150 basis points above the prime rate, have interest rate floors that are typically between 7.00% and 8.00%. As the prime rate increases, the rate of interest on these loans does not increase until the prime rate reaches at least 6.00%(which occurred on June 30, 2005), and in most cases more than 6.25%, while our cost of funds can be expected to increase gradually throughout any increase in market interest rates.

     Interest Expense. Interest expense was $452,243 for the quarter ended June 30, 2005, compared to $263,061 for the quarter ended June 30, 2004, an increase of 71.9%. The increase was the direct result of increases in the average balance of deposits, primarily the time deposit category, coupled with an increase in the rates we paid on time deposits. The average balance of time deposits increased more rapidly than other interest-bearing deposit categories because we have opened large balance time deposit accounts for like-kind exchange trusts created by attorneys in real estate transactions which have a maximum term of six months. Our average cost of funds increased from 1.05% to 1.44% between the periods, primarily due to an increase of 89 basis points in the average rate we paid on time deposits. Competition and the increase in market interest rates compelled an increase in the rates we offered on both new and renewing time deposits. While we were able to hold the line on some interest rates in other deposit categories as market interest rates began to rise, further increases in market rates, if they occur, can be expected to compel increases in the rates we offer on other deposit categories.

     Net Interest Income Before Provision for Loan Losses. Net interest income before the provision for loan losses was $2,218,995 for the quarter ended June 30, 2005, an increase of $236,893, or 12.0% over the $1,982,102 we had in the comparable 2004 quarter. The increase was driven entirely by the increase in the volume of interest-earning assets, but was partially offset by a 15 basis point decline in our interest rate spread and a 6 basis point decline in our net interest margin. The spread and margin declined principally due to a shift in the mix of both our asset and liability portfolios. On the asset side, loans, our highest yield asset category, decreased as a percentage of total assets, while on the deposit side, time deposits, our highest cost deposit category, represented most of the increase in interest-bearing deposits.

     Loans represented a lower percentage of average earning assets in the second quarter of 2005 (35.4%) than they represented in the second quarter of 2004 (39.2%). This decline reduced our overall average yield on interest earning assets because instead of being able to invest available funds in higher yielding loans, we deployed those funds into lower yielding investment securities.

     Changes in our time deposit portfolio contributed to the reduction in our spread and margin for two reasons. First, time deposits comprised 91% of the increase in average interest-bearing liabilities, and increased from 34.2% of average interest bearing liabilities in the 2004 quarter to 45.5% in the 2005 quarter. The increase in the average rate we paid on time deposits, as discussed above, also contributed to the declining spread.

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

     Credit Provision for Loan Losses. For the quarter ended June 30, 2005, we reversed $45,000 which had previously been charged to expense, compared to the provision for loan losses of $50,000 for the quarter ended June 30, 2004. The $95,000 change was primarily due to a moderate decrease in the rate of delinquencies in the loan portfolio and the recovery of a $177,000 unsecured commercial loan previously charged off, which was added back to the allowance for loan losses. The provision for loan losses in any period depends upon the amount necessary to bring the allowance for loan losses to the level management believes is appropriate, after taking into account charge offs and recoveries. Our allowance for loan losses reflects probable incurred losses based on management's evaluation of the loan portfolio and the general economy. Management periodically evaluates both broad categories of performing loans and problem loans individually to assess the appropriate level of the allowance.

     Although management uses available information to assess the appropriateness of the allowance on a quarterly basis in consultation with outside advisors and the board of directors, changes in national or local economic conditions, the circumstances of individual borrowers, or other factors, may change, increasing the level of problem loans and requiring an increase in the level of the allowance. The allowance for loan losses represented 1.85% of total loans at June 30, 2005, but there can be no assurance that a higher level, or a higher provision for loan losses, will not be necessary in the future.

     Non-interest Income. Non-interest income was $514,177 for the three months ended June 30, 2005, compared to $456,007 during the same period last year. The $58,170, or 12.8%, increase in non-interest income was a direct result of a $32,614 increase in service charges on deposits (primarily non-sufficient fund fees) as the number of deposit accounts grew, a $14,961 increase in loan fees due an increase in late fees as the volume of loans increased and a modest increase in delinquencies and an $11,815 increase in other income.

     Non-interest Expense. Non-interest expense was $1,614,580 for the quarter ended June 30, 2005, compared to $1,471,836 for the quarter ended June 30, 2004. The principal causes of the $142,744 increase were:

     o $101,153 in higher salary and benefits costs due to normal salary increases, of which $44,537 was compensation expense associated with the ESOP, a slight increase in staffing to support growth, and higher benefit costs.
     o   $11,832 in additional occupancy expense.
     o $68,652 more of "other expenses," reflecting the effects of growth on other expense categories and increased costs of service providers.
     o $29,972 less in legal expenses due to the recovery of legal fees on a paid off non-accrual loan.
     o   $10,394 less in computer expenses.

     Income Tax Expense. Income tax expense was $542,131 for the quarter ended June 30, 2005, compared to income tax expense of $426,965 for the quarter ended June 30, 2004, due to the $247,319 increase of income before income taxes in the 2005 quarter. Our effective tax rate remained the same for the quarter ended June 30, 2005 and 2004 at 46.6%.

Results of Operations for the Six Months Ended June 30, 2005 and June 30, 2004

     As described in detail below, most of our improvement in net income from 2004 to 2005 was the result of growth between the periods. However, as noted above, the first six months of 2005 showed a reversal of the constant growth we experienced since we opened for business in 1997.

     General. We had net income of $1,264,253 for the six months ended June 30, 2005, compared to net income of $988,478 for the comparable period in 2004. The principal categories which make up the 2005 net income are:

     o   Interest income of $5,353,477
     o   Reduced by interest expense of $822,699
     o   Increased by a credit provision of $75,000
     o   Increased by non-interest income of $977,799
     o   Reduced by non-interest expense of $3,216,390
     o   Reduced by $1,102,934 in income tax expense.

     We discuss each of these categories individually and the reasons for the differences between the six months ended June 30, 2005 and the comparable period in 2004 in the following paragraphs. The over-riding factor affecting the changes in our operating results in all these categories is our implementation of our growth strategy during 2004 which resulted in an increase in total assets of $51.2 million during the year.

     Interest Income. Interest income was $5,353,477 for the six months ended June 30, 2005, compared to $4,426,284 for the six months ended June 30, 2004, an increase of $927,193, or 21.00%. The principal reason for the increase was a $37,446,556 increase in the average balance of investment securities, as we deployed the cash from our deposit growth into investment securities. We invested new deposits in investment securities rather than other short-term liquid assets, pending planned redeployment in loans as, when and if appropriate opportunities are available. The increase in the volume of investment securities, coupled with a 0.07% increase in the average yield on those securities, generated an $814,184 increase in interest earned on investment securities. The reported yield grew in the first six months of 2005 due to higher investment opportunities as short-term market rates increased in 2005.

     The average balance of our loans decreased by $271,174 or 0.39%, from $68,832,397 during the 2004 period to $68,561,223 during the 2005 period as competitive pressures and the local economy made it more difficult to originate loans. This had a moderating effect on the increase in interest income because our loans generally have higher yields than other investment alternatives. Finally, we had a $77,540 increase in income from overnight funds and other interest earning assets as the Federal Reserve Board's increases in the target federal funds rate beginning in mid-2004 had a direct and virtually immediate effect on our yield on overnight investments. Although the average balance of overnight investments decreased $5,020,152, or 29.75%the yield increased 166 basis points, or more than 200%, so that overall we had an increase in interest income from this category despite the decline in volume.

     Many of our prime-based loans have interest rate floors so that, in recent periods with very low prime rates, the interest rates on those loans have been greater than the prime rate plus the margin used to determine interest rate adjustments. As a result, our loan yields have been relatively constant in recent quarters. In contrast, the average yield on other (non-loan) interest earning assets was approximately 4.10% during the 2005 period, compared to approximately 3.62% during the 2004 period. This improvement resulted from the combined effect of our strategy to invest available funds not required to fund loans in investment securities rather than overnight investments because overnight investments have much lower yields, coupled with the increase in market interest rate conditions. The investment securities represented 91.1% of average non-loan interest earning assets in the 2005 period compared to 83.2% in the 2004 period.

     Our prime based loans with interest rate floors have interest rates equal to from 100 to 150 basis points above the prime rate, with a minimum interest rate typically between 7.00% and 8.00%. As the prime rate increased in recent periods, the rate of interest on these loans did not increase because the minimum interest rate was greater than the prime rate plus the margin. However, on June 30, 2005, the prime rate reached 6.25% and thus the rates on our prime-based loans have begun to increase. In contrast, our cost of funds generally increased throughout the period of market interest rate increases that began in mid-2004.

     Interest Expense. Interest expense was $822,699 for the six months ended June 30, 2005, compared to $513,701 for the six months ended June 30, 2004, an increase of $308,998 or 60.2%. The increase was the direct result of increases in the average balance of deposits, primarily the time deposit category, coupled with an increase in the rates we paid on time deposits. The average balance of time deposits increased more rapidly than other interest-bearing deposit categories because we have opened large balance time deposit accounts for like-kind exchange trusts created by attorneys in real estate transactions which have a maximum term of six months. Our average cost of funds increased from

1.07% to 1.37% between the periods, primarily due to an increase of 69 basis points in the average rate we paid on time deposits. We were also able to hold down the increase in interest expense by increasing the volume of non-interest checking accounts as a zero cost funding source between the periods, which represented 21.4% of the growth in average total deposits, although such accounts decreased as a percentage of average deposits to 40.1% in the first six months of 2005 as compared to 43.6% in the same period in 2004. The increase in non-interest checking was a direct result of our efforts to increase our low cost funding sources.

     Net Interest Income Before Provision for Loan Losses. Net interest income before the provision for loan losses was $4,530,778 for the six months ended June 30, 2005, an increase of $618,195, or 15.8% over the $3,912,583 we had in the comparable 2004 period. The increase was driven entirely by the increase in the volume of interest-earning assets, but was partially offset by a 20 basis point decline in our interest rate spread and an 11 basis point decline in our net interest margin. The spread and margin declined principally due to a shift in the mix of both our asset and liability portfolios. On the asset side, loans, our highest yield asset category, decreased as a percentage of total assets, while on the deposit side, time deposits, our highest cost deposit category, accounted for most of the increase in interest-bearing deposits. Additionally, the yield on our prime-based loans did not increase significantly as the prime rate increased due to the imposition of interest rate floors on those loans.

     Loans represented a lower percentage of average earning assets in the first six months of 2005 (34.0%) than they represented in the first six months of 2004 (40.6%). This decline, which occurred as the result of market conditions and competition for loans in our marketplace despite our efforts to originate a higher volume of loans, reduced our overall average yield on interest earning assets. Instead of being able to invest available funds in higher yielding loans, we were forced to invest them in lower yielding investment securities.

     Changes in our time deposit portfolio contributed to the reduction in our spread and margin for two reasons. First, time deposits comprised 89% of the increase in average interest-bearing liabilities, and increased from 34.2% of average interest bearing liabilities in the 2004 period to 45.2% in the 2005 period. The increase in the average rate we paid on time deposits, as discussed above, also contributed to the declining spread.

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

     Credit Provision for Loan Losses. For the six months ended June 30, 2005, we reversed $75,000 which had previously been charged to expense, compared to the provision for loan losses of $100,000 for the six months ended June 30, 2004. The $175,000 change was primarily due to a moderate decrease in the rate of delinquencies in the loan portfolio and the recovery of a $177,000 unsecured commercial loan previously charged off, which was added back to the allowance for loan losses.

     Non-interest Income. Non-interest income was $977,799 for the six months ended June 30, 2005, compared to $933,950 during the same period last year. The $43,849, or 4.7% increase was a direct result of a $22,897 increase in loan fees due to increased letter of credit fees, an $8,941 increase in service charges on deposits (primarily non-sufficient fund fees) due to an increase in the aggregate number of deposit accounts and an increase in other income of $10,200.

     Non-interest Expense. Non-interest expense was $3,216,390 for the six months ended June 30, 2005, compared to $2,895,652 for the six months ended June 30, 2004. The principal causes of the $320,738 increase were:

     o $243,382 in higher salary and benefits costs due to normal salary increases, $87,537 of additional compensation expense associated with the ESOP, a slight increase in staffing to support growth, and higher benefit costs.
     o $30,223 in higher professional fees primarily due to increased costs of both external and internal audits and expenses related to gearing up for the implementation of Sarbanes Oxley Act Section 404 regarding the assessment of internal controls.
     o $27,265 in additional occupancy expense due to increased real estate taxes and general repair.
     o $91,067 more of "other expenses," reflecting the effects of growth on other expense categories and the higher costs of service providers.
     o $50,923 less in legal expenses due to the recovery of legal fees paid on an unsecured commercial loan that was previously charged off.

     Income Tax Expense. Income tax expense was $1,102,934 for the six months ended June 30, 2005, compared to income tax expense of $862,403 for the six months ended June 30, 2004, due to the $516,306 increase of income before income taxes in the 2005 period. Our effective tax rate remained the same for the six months ended June 30, 2005 and 2004 at 46.6%.


                                VSB Bancorp, Inc.
                       Consolidated Average Balance Sheets
                                   (unaudited)

                                                         Three                                  Three
                                                     Months Ended                            Months Ended
                                                    June 30, 2005                           June 30, 2004
                                         --------------------------------     ------------------------------------
                                            Average                  Yield/     Average                     Yield/
                                            Balance      Interest     Cost      Balance        Interest      Cost
                                         ------------   ----------   ------   ------------   ------------   ------
Assets:
Interest-earning assets:
  Loans receivable                       $ 70,918,405   $1,352,333     7.65%  $ 69,350,806   $  1,303,760     7.56%
  Investment securities, afs              117,218,512    1,235,763     4.23     86,212,208        897,417     4.19
  Other interest-earning assets            12,429,379       83,142     2.68     21,491,784         43,986     0.82
                                         ------------   ----------            ------------   ------------
  Total interest-earning assets           200,566,296    2,671,238     5.34    177,054,798      2,245,163     5.10

Non-interest earning assets                12,605,933                           11,393,920
                                         ------------                         ------------
  Total assets                           $213,172,229                         $188,448,718
                                         ============                         ============


Liabilities and equity:
Interest-bearing liabilities:
  Savings accounts                       $ 16,011,291       20,111     0.50   $ 11,918,814         14,742     0.50
  Time accounts                            57,465,469      263,269     1.84     34,571,649         81,882     0.95
  Money market accounts                    21,235,658       51,953     0.98     23,680,057         50,506     0.86
  Now accounts                             26,445,152       27,871     0.42     25,798,759         26,892     0.42
  Subordinated debt                         5,155,000       89,039     6.91      5,155,000         89,039     6.91
                                         ------------   ----------            ------------   ------------
    Total interest-bearing liabilities    126,312,570      452,243     1.44    101,124,279        263,061     1.05
  Checking accounts                        70,887,187                           73,689,060
                                         ------------                         ------------
Total deposits and subordinated debt      197,199,757                          174,813,339
Other liabilities                           2,407,203                            1,819,698
                                         ------------                         ------------
    Total liabilities                     199,606,930                          176,633,037
Equity                                     13,565,269                           11,815,681
                                         ------------                         ------------
  Total liabilities and equity           $213,172,229                         $188,448,718
                                         ============                         ============

Net interest income/net interest
 rate spread                                            $2,218,995     3.90%                 $  1,982,102     4.05%
                                                        ==========   ======                  ============   ======

Net interest earning assets/net
 interest margin                         $ 74,253,726                  4.44%  $ 75,930,519                    4.50%
                                         ============                ======   ============                  ======

Ratio of interest-earning assets
 to interest-bearing liabilities                 1.59x                                1.75x
                                         ============                         ============

Return on Average Assets                         1.17%                                1.04%
                                         ============                         ============

Return on Average Equity                        18.38%                               16.66%
                                         ============                         ============

Tangible Equity  to Total Assets                 6.46%                                5.06%
                                         ============                         ============

                                                        Six                                     Six
                                                    Months Ended                           Months Ended
                                                    June 30, 2005                         June 30. 2004
                                         ----------------------------------     --------------------------------
                                            Average                    Yield/     Average                   Yield/
                                            Balance       Interest      Cost      Balance       Interest     Cost
                                         ------------   ------------   ------   ------------   ----------   ------
Assets:
Interest-earning assets:
  Loans receivable                       $ 68,561,223   $  2,652,969     7.76%  $ 68,832,397   $2,617,500     7.62%
  Investment securities, afs              121,099,608      2,555,248     4.26     83,653,052    1,741,064     4.19
  Other interest-earning assets            11,855,950        145,260     2.47     16,876,102       67,720     0.81
                                         ------------   ------------            ------------   ----------
  Total interest-earning assets           201,516,781      5,353,477     5.34    169,361,551    4,426,284     5.24

Non-interest earning assets                12,932,913                             11,529,789
                                         ------------                           -----------
  Total assets                           $214,449,694                           $180,891,340
                                         ============                           ============


Liabilities and equity:
Interest-bearing liabilities:
  Savings accounts                       $ 15,343,521         38,338     0.50   $ 11,333,850       28,180     0.50
  Time accounts                            54,749,671        450,386     1.66     33,140,654      159,994     0.97
  Money market accounts                    22,058,472        106,000     0.97     22,932,498       96,774     0.85
  Now accounts                             23,778,689         49,896     0.42     24,245,495       50,674     0.42
  Subordinated debt                         5,155,000        178,079     6.91      5,155,000      178,079     6.91
                                         ------------   ------------            ------------   ----------
    Total interest-bearing liabilities    121,085,353        822,699     1.37     96,807,497      513,701     1.07
  Checking accounts                        77,529,495                             70,916,101
                                         ------------                           -----------
Total deposits and subordinated debt      198,614,848                            167,723,598
Other liabilities                           2,410,810                              1,764,644
                                         ------------                           -----------
    Total liabilities                     201,025,658                            169,488,242
Equity                                     13,424,036                             11,403,098
                                         ------------                           -----------
  Total liabilities and equity           $214,449,694                           $180,891,340
                                         ============                           ============

Net interest income/net interest
 rate spread                                            $  4,530,778     3.97%                 $3,912,583     4.17%
                                                        ============   ======                  ==========   ======

Net interest earning assets/net
 interest margin                         $ 80,431,428                    4.52%  $ 72,554,054                  4.63%
                                         ============                  ======   ============                ======

Ratio of interest-earning assets
 to interest-bearing liabilities                 1.66x                                  1.75x
                                         ============                           ============

Return on Average Assets                         1.18%                                  1.09%
                                         ============                           ============

Return on Average Equity                        18.86%                                 17.27%
                                         ============                           ============

Tangible Equity  to Total Assets                 6.46%                                  5.06%
                                         ============                           ============

Liquidity and Capital Resources

     Our primary sources of funds are the proceeds from the repayment of investment securities and, until the two most recent quarters, increases in deposits. We use these funds principally to purchase new investment securities and to fund increases in our loan portfolio.

     During the six months ended June 30, 2005, our principal sources of cash were proceeds from the repayment of investment securities of $13,920,944 and the reduction of $11,060,281 in cash and cash equivalents, which were used to fund a net increase in loans receivable of $7,887,938 and a net decrease in deposits of $18,484,623. We did not need to sell any investment securities prior to maturity to fund the deposit outflow. The decrease in deposits reflects the volatile nature of our demand deposit base, specifically attorney related mortgage funding accounts, which fluctuate with the conditions of the mortgage origination market. As origination and refinancing of mortgages decrease, the aggregate balance in these deposit accounts also decreases.

     In contrast, during the six months ended June 30, 2004, we had a net increase in deposits of $22,689,693 and proceeds from repayment of investment securities totaled $13,572,306. We used those funds to finance a $3,029,334 increase in our loan portfolio and to purchase $27,231,164 of investment securities. That increase in deposits was primarily attributable to deposit increases at all our branches and a $5 million time deposit from the City of New York, into our St. George branch, under the City's new Bank Development District deposit program.

     Victory State Bank satisfied all capital ratio requirements of the Federal Deposit Insurance Corporation, at June 30, 2005, with a Tier I Leverage Capital ratio of 8.94%, a ratio of Tier I Capital to Risk-Weighted Assets ratio of 18.11%, and a Total Capital to Risk-Weighted Assets ratio of 19.37%.

     In the first six months of 2005, we experienced an $11,060,281 decrease in cash and cash equivalents due to a net decrease in deposits, compared to an $8,126,988 increase in cash and cash equivalents during the first six months of 2004. Total cash and cash equivalents at June 30, 2005 were $24,598,792. One of the important tasks facing management in upcoming periods is to balance the level of cash and cash equivalents for liquidity purposes and the reinvestment opportunities into higher yielding interest-earning assets such as loans or securities.

     The following table sets forth our contractual obligations and commitments for future lease payments, time deposit maturities and loan commitments.


Contractual Obligations and Commitments at June 30, 2005

Contractual Obligations
                                                                    Payment due by Period
                                           -------------------------------------------------------------------
                                                           One to      Over three                     Total
                                           Less than        three     years to five    After         Amounts
                                            One Year        years         years      five years     committed
                                           -----------   -----------   -----------   -----------   -----------
Minimum annual rental payments under
   non-cancelable operating leases         $   335,031   $   495,168   $   449,693   $ 1,283,016   $ 2,562,908
Remaining contractual maturities of
   time deposits                            53,318,293     1,538,129     1,639,617            --    56,496,039
Principal payment of subordinated debt              --            --     5,155,000            --     5,155,000
                                           -----------   -----------   -----------   -----------   -----------
 Total contractual cash obligations        $53,653,324   $ 2,033,297   $ 7,244,310   $ 1,283,016   $64,213,947
                                           ===========   ===========   ===========   ===========   ===========

Other commitments                                           Amount of commitment Expiration by Period
                                           -------------------------------------------------------------------
                                                           One to      Over three                     Total
                                           Less than        three     years to five    After         Amounts
                                            One Year        years         years      five years     committed
                                           -----------   -----------   -----------   -----------   -----------
                                           -----------   -----------   -----------   -----------   -----------
 Loan commitments                          $13,742,850   $14,586,007   $        --   $        --   $28,328,857
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

Item 3 - Controls and Procedures

     Evaluation of Disclosure Controls and Procedures: As of June 30, 2005, we undertook an evaluation of our disclosure controls and procedures under the supervision and with the participation of Merton Corn, our President and CEO, and Raffaele M. Branca, our Executive Vice President and CFO. Disclosure controls are the systems and procedures we use that are designed to ensure that information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934 (such as annual reports on Form 10-KSB and quarterly periodic reports on Form 10-QSB) is recorded, processed, summarized and reported, in a manner which will allow senior management to make timely decisions on the public disclosure of that information. Messrs. Corn and Branca concluded that our current disclosure controls and procedures are effective in ensuring that such information is (i) collected and communicated to senior management in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Since our last evaluation of our disclosure controls, we have not made any significant changes in, or corrective actions taken regarding, either our internal controls or other factors that could significantly affect those controls.

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


                                       VSB Bancorp, Inc.



Date: August 9, 2005                   /s/ MERTON CORN
                                       -----------------------------------------
                                       Merton Corn
                                       President and Chief Executive Officer



Date: August 9, 2005                   /s/ RAFFAELE M. BRANCA
                                       -----------------------------------------
                                       Raffaele M. Branca
                                       Executive Vice President and
                                       Chief Financial Officer

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