Form 10QSB
period 2005-09-30
VSB BANCORP INC
filed 2005-11-10
CIK 1225874

UNITED STATES
                        SECURITY AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20849

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2005


[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OF THE EXCHANGE ACT
     FOR THE TRANSITION PERIOD


                         COMMISSION FILE NUMBER 0-50237


                                VSB Bancorp, Inc.
                                -----------------
                 (Name of Small Business Issuer in its charter)


                                    New York
         (State or other jurisdiction of incorporation or organization)


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


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                 Yes [X]  No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
                                                                 Yes [ ]  No [X]

The Registrant had 1,509,311 common shares outstanding as of November 1, 2005.

                              CROSS REFERENCE INDEX

                                     PART I
                                                                         Page
                                                                         ----
Item 1    Consolidated Statements of Financial Condition as of
             September 30, 2005 and December 31, 2004 (unaudited).      4
          Consolidated Statements of Operations for the Three and
             Nine Months Ended September 30, 2005 and 2004
             (unaudited).                                               5
          Consolidated Statements of Changes in Stockholders' Equity
             for the Nine Months Ended September 30, 2005 and the
             Year Ended December 31, 2004 (unaudited).                  6
          Consolidated Statements of Cash Flows for the Three and
             Nine Months Ended September 30, 2005 and 2004
             (unaudited).                                               7
          Notes to Consolidated Financial Statements for the Three
             and Nine Months Ended September 30, 2005 and 2004
             (unaudited).                                                8 to 12

Item 2    Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                     13 to 23

Item 3    Control and Procedures                                        23

                                     PART II

Item 1    Legal Proceedings                                             23

Signature Page                                                          24

          Exhibit 31.1, 31.2, 32.1, 32.2                             25 to 28

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

                                VSB Bancorp, Inc.
                 Consolidated Statements of Financial Condition
                                   (unaudited)

                                                        September 30,     December 31,
                                                             2005            2004
                                                        -------------    -------------
Assets:
 Cash and due from banks                                $  42,429,608    $  35,659,073
 Investment securities, available for sale                105,466,369      128,532,767
 Loans receivable                                          76,122,690       68,046,885
  Allowance for loan loss                                  (1,409,645)      (1,299,520)
                                                        -------------    -------------
    Loans receivable, net                                  74,713,045       66,747,365
 Bank premises and equipment, net                           1,523,076        1,817,284
 Accrued interest receivable                                  712,752          745,368
 Deferred taxes                                             2,037,193        1,462,940
 Other assets                                               1,117,425          719,670
                                                        -------------    -------------
      Total assets                                      $ 227,999,468    $ 235,684,467
                                                        =============    =============

Liabilities and stockholders' equity:
Liabilities:
 Deposits:
    Demand and checking                                 $  74,597,681    $ 101,560,932
    NOW                                                    28,712,347       21,574,053
    Money market                                           19,439,898       23,388,850
    Savings                                                16,291,566       14,159,026
    Time                                                   65,786,923       54,470,507
                                                        -------------    -------------
       Total Deposits                                     204,828,415      215,153,368
 Escrow deposits                                              364,090          270,105
 Subordinated debt                                          5,155,000        5,155,000
 Accounts payable and accrued expenses                      3,253,128        2,149,548
                                                        -------------    -------------
     Total liabilities                                    213,600,633      222,728,021
                                                        -------------    -------------

Employee Stock Ownership Plan Repurchase Obligation           123,120          126,825

Stockholders' equity:
 Common stock, ($.0001 par value, 3,000,000 shares
    authorized, 1,509,822 issued and outstanding
    at September 30, 2005 and 1,505,022 issued and
    outstanding at December 31, 2004)                             151              150
 Additional paid in capital                                 8,887,700        8,818,313
 Retained earnings                                          7,976,091        6,054,264
 Unallocated ESOP Shares                                   (1,451,253)      (1,578,061)
 Accumulated other comprehensive loss,
   net of taxes of $991,792 and $405,662,
   respectively                                            (1,136,974)        (465,045)
                                                        -------------    -------------

    Total stockholders' equity                             14,275,715       12,829,621
                                                        -------------    -------------

     Total liabilities and stockholders'
        equity                                          $ 227,999,468    $ 235,684,467
                                                        =============    =============

See notes to consolidated financial statements.

                                VSB Bancorp, Inc.
                      Consolidated Statements of Operations
                                   (unaudited)

                                          Three months     Three months      Nine months      Nine months
                                              ended           ended             ended            ended
                                          Sep. 30, 2005    Sep. 30, 2004    Sep. 30, 2005    Sep. 30, 2004
                                          -------------    -------------    -------------    -------------
Interest and dividend income:
 Loans receivable                         $   1,540,973    $   1,335,491    $   4,193,942    $   3,952,991
 Investment securities                        1,160,153        1,074,385        3,715,401        2,815,449
 Other interest earning assets                  171,029           85,560          316,289          153,280
                                          -------------    -------------    -------------    -------------
     Total interest income                    2,872,155        2,495,436        8,225,632        6,921,720

Interest expense:
 NOW                                             28,455           25,494           78,351           76,168
 Money market                                    55,768           49,295          161,768          146,069
 Savings                                         20,897           16,910           59,235           45,090
 Subordinated debt                               89,040           89,040          267,119          267,119
 Time                                           330,917          107,626          781,303          267,620
                                          -------------    -------------    -------------    -------------
     Total interest expense                     525,077          288,365        1,347,776          802,066

Net interest income                           2,347,078        2,207,071        6,877,856        6,119,654
Provision for loan loss                         (15,000)          30,000          (90,000)         130,000
                                          -------------    -------------    -------------    -------------
    Net interest income
       after provision for loan loss          2,362,078        2,177,071        6,967,856        5,989,654
                                          -------------    -------------    -------------    -------------

Non-interest income:
 Loan fees                                       22,914           23,109           80,008           57,306
 Service charges on deposits                    450,172          428,587        1,294,779        1,264,253
 Net rental income                              149,129            3,799          170,734           23,593
 Other income                                    49,259           18,790          103,752           63,083
                                          -------------    -------------    -------------    -------------
     Total non-interest income                  671,474          474,285        1,649,273        1,408,235
                                          -------------    -------------    -------------    -------------

Non-interest expenses:
 Salaries and benefits                          958,331          853,144        2,832,081        2,483,512
 Occupancy expenses                             238,295          248,119          725,037          707,596
 Legal expense                                   84,057           36,890          117,432          121,188
 Professional fees                               51,000           49,814          177,000          145,591
 Computer expense                                62,045           60,914          176,995          196,140
 Other expenses                                 408,468          244,175          990,041          734,681
                                          -------------    -------------    -------------    -------------
     Total non-interest expenses              1,802,196        1,493,056        5,018,586        4,388,708

       Income before income taxes             1,231,356        1,158,300        3,598,543        3,009,181
                                          -------------    -------------    -------------    -------------

Provision/(benefit) for income taxes:
 Current                                        580,100          589,434        1,664,840        1,583,564
 Deferred                                        (6,318)         (49,975)          11,876         (181,702)
                                          -------------    -------------    -------------    -------------
     Total provision for income taxes           573,782          539,459        1,676,716        1,401,862
                                          -------------    -------------    -------------    -------------

              Net income                  $     657,574    $     618,841    $   1,921,827    $   1,607,319
                                          =============    =============    =============    =============

Basic income per common share             $        0.46    $        0.43    $        1.33    $        1.13
                                          =============    =============    =============    =============

Diluted net income per share              $        0.44    $        0.41    $        1.29    $        1.08
                                          =============    =============    =============    =============

Comprehensive income                      $      75,955    $   1,435,201    $   1,249,898    $   1,218,624
                                          =============    =============    =============    =============

Book value per common share               $        9.54    $        8.05    $        9.54    $        8.05
                                          =============    =============    =============    =============

See notes to consolidated financial statements.
All per share data has been adjusted for the 4 for 3 stock split, payable on March 8, 2004.

                                VSB Bancorp, Inc.
           Consolidated Statements of Changes in Stockholders' Equity
      Year Ended December 31, 2004 and Nine Months Ended September 30, 2005
                                   (unaudited)

                                                                                                       Accumulated
                              Number of                    Additional                   Unallocated       Other          Total
                               Common         Common         Paid-In       Retained         ESOP       Comprehensive  Stockholders'
                               Shares         Stock          Capital       Earnings        Shares         Loss           Equity
                            ------------   ------------   ------------   ------------   ------------   ------------   ------------
Balance at
December 31, 2003              1,055,998   $        106   $  7,076,486   $  3,779,686   $         --   $   (169,666)  $ 10,686,612

Exercise of stock option          22,720              2        177,802                                                     177,804
4 for 3 stock split and
  purchase of fractional
  shares                         351,984             35           (368)                                                       (333)
Purchase of newly issued
   common stock by ESOP           74,320              7      1,690,773                                                   1,690,780
Issuance of ESOP shares                                                                   (1,690,780)                   (1,690,780)
Amortization of earned
    portion of ESOP
    common stock                                                                             112,719                       112,719
Amortization of excess
    fair value over
    cost - ESOP                                                    445                                                         445
Transfer to ESOP
    repurchase
    obligation                                                (126,825)                                                   (126,825)
Comprehensive income:
  Net income                                                                2,274,578                                    2,274,578
  Other comprehensive
  income, net:
    Unrealized holding
    loss arising
    during the year                   --             --             --             --             --       (295,379)      (295,379)
                            ------------   ------------   ------------   ------------   ------------   ------------   ------------
Total comprehensive
income                                                                                                                   1,979,199

Balance at
December 31, 2004              1,505,022   $        150   $  8,818,313   $  6,054,264   $ (1,578,061)  $   (465,045)  $ 12,829,621
                            ------------   ------------   ------------   ------------   ------------   ------------   ------------

Exercise of stock option           4,800              1         63,731                                                      63,732
Amortization of earned
    portion of ESOP
    common stock                                                                             126,808                       126,808
Amortization of excess
    fair value over
    cost - ESOP                                                  1,951                                                       1,951
Transfer from ESOP
    repurchase
    obligation                                                   3,705                                                       3,705
Comprehensive income:
  Net income                                                               1,921,827                                     1,921,827
  Other comprehensive
  income, net:
    Unrealized holding
    loss arising
    during the year                   --             --             --             --             --       (671,929)      (671,929)
                            ------------   ------------   ------------   ------------   ------------   ------------   ------------
Total comprehensive
income                                                                                                                   1,249,898

Balance at
September 30, 2005             1,509,822   $        151   $  8,887,700   $  7,976,091   $ (1,451,253)  $ (1,136,974)  $ 14,275,715
                            ============   ============   ============   ============   ============   ============   ============


See notes to consolidated financial statements.

                                VSB Bancorp, Inc.
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                   Three months     Three months      Nine months      Nine months
                                                                       ended            ended            ended            ended
                                                                   Sep. 30, 2005    Sep. 30, 2004    Sep. 30, 2005    Sep. 30, 2004
                                                                   -------------    -------------    -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                       $     657,574    $     618,841    $   1,921,827    $   1,607,319
  Adjustments to reconcile net income to net cash
    used in operating activities
  Depreciation and amortization                                          110,658          121,602          339,741          376,475
  Accretion of income, net of amortization of premium                    (48,290)         (56,450)         (86,650)        (101,123)
  ESOP compensation expense                                               41,222           42,411          128,759           71,185
  Provision for loan losses                                              (15,000)          30,000          (90,000)         130,000
  (Increase)/decrease in prepaid and other assets                        (79,202)         (47,078)        (397,755)        (131,205)
  Increase in accrued interest receivable                                 30,375          (68,918)          32,616          (75,830)
  (Increase)/decrease in deferred income taxes                            (6,318)         (49,975)          11,876         (181,702)
  (Decrease)/increase in accrued expenses and other liabilities          899,019         (350,634)       1,103,580          570,485
                                                                   -------------    -------------    -------------    -------------

        Net cash provided by operating activities                      1,590,038          239,799        2,963,994        2,265,604
                                                                   -------------    -------------    -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net decrease/(increase) in loan receivable                             202,071        2,310,484       (7,685,867)        (718,850)
  Proceeds from maturities of money market investments                        --          333,114               --        2,665,774
  Proceeds from repayment of investments securities,
      available for sale                                               7,784,233        9,305,693       21,705,177       22,877,999
  Purchases of money market investments                                       --         (305,683)              --       (2,652,160)
  Purchase of investments securities, available for sale                      --      (23,303,371)              --      (50,534,535)
  Purchases of premises and equipment                                    (22,137)         (81,814)         (45,533)        (135,586)
  (Loss)/gain on the sale of other assets                                     --           (3,188)              --           (3,188)
                                                                   -------------    -------------    -------------    -------------
        Net cash used in investing activities                          7,964,167      (11,744,765)      13,973,777      (28,500,546)
                                                                   -------------    -------------    -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase/(decrease) in deposits                                  8,253,655       23,944,240      (10,230,968)      46,633,933
  Exercise stock option                                                   22,956           10,200           63,732          177,804
  Proceeds from ESOP loan                                                     --        1,690,780               --        1,690,780
  Purchase of ESOP shares                                                     --       (1,690,780)              --       (1,690,780)
  4 for 3 stock split and the purchase of fractional shares                   --               --               --             (333)
                                                                   -------------    -------------    -------------    -------------

        Net cash provided by financing activities                      8,276,611       23,954,440      (10,167,236)      46,811,404
                                                                   -------------    -------------    -------------    -------------

NET INCREASE/(DECREASE) IN CASH
  AND CASH EQUIVALENTS                                                17,830,816       12,449,474        6,770,535       20,576,462
                                                                   -------------    -------------    -------------    -------------

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                                 24,598,792       38,314,729       35,659,073       30,187,741
                                                                   -------------    -------------    -------------    -------------

CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                                    $  42,429,608    $  50,764,203    $  42,429,608    $  50,764,203
                                                                   =============    =============    =============    =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
  Cash paid during the period for:
    Interest                                                       $     734,962    $     286,180    $   1,506,811    $     876,096
                                                                   =============    =============    =============    =============
    Taxes                                                          $     554,897    $     658,331    $   1,831,784    $   1,591,532
                                                                   =============    =============    =============    =============

See notes to consolidated financial statements.

VSB Bancorp, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)
--------------------------------------------------------------------------------

1.   GENERAL

     VSB Bancorp, Inc. ("Bancorp" or "Company") became the holding company for Victory State Bank (the "Bank") , a New York State chartered commercial bank, on May 30, 2003 as the result of a reorganization of the Bank into the holding company form of organization. The stockholders of the Bank became the stockholders of VSB Bancorp, Inc. as a result of the reorganization, receiving three shares of VSB Bancorp, Inc. stock for each two shares of stock of the Bank. Each stockholder owned the same percentage interest in VSB Bancorp immediately after the reorganization that the stockholder owned in the Bank immediately before the reorganization, subject to immaterial differences due to adjustments for cash in lieu of fractional shares. VSB Bancorp now owns 100% of the capital stock of the Bank. No stockholders of the Bank exercised dissenter's rights to receive cash instead of shares of the Company. The transaction between these entities under common control was accounted for at historical cost on an "as if pooled" basis.

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

     Principles of Consolidation - The consolidated financial statements of the Company include the accounts of the Company, including its subsidiary Victory State Bank. All significant inter-company accounts and transactions between the Company and Bank have been eliminated in consolidation. All adjustments, consisting of normal recurring accruals, which in the opinion of management are necessary for fair presentation of the consolidated financial statements, have been included.

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

     Cash and Cash Equivalents - Cash and cash equivalents consist of cash on hand, due from banks and interest-bearing deposits. Regulation D of the Board of Governors of the Federal Reserve System requires that Victory State Bank maintain non-interest-bearing deposits or cash on hand as reserves against its demand deposits. The amount of reserves which the Bank is required to maintain depends upon its level of transaction accounts. During the fourteen day period from September 27, 2005 through October 10, 2005, the Bank was required to maintain reserves, after deducting vault cash, of $5,169,000. Reserves are required to be maintained on a fourteen day basis, so, from time to time, the Bank may use available cash reserves on a day to day basis, so long as the fourteen day average reserves satisfy Regulation D requirements

     Interest-bearing Bank Balances - Interest-bearing bank balances mature overnight and are carried at cost.

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

     It is the policy of the Company to provide a valuation allowance for probable incurred losses on loans based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations which may affect the borrower's ability to repay, estimated value of underlying collateral and current economic conditions in the Company's lending area. The allowance is increased by provisions for loan losses charged to earnings and is reduced by charge-offs, net of recoveries. While management uses available information to estimate losses on loans, future additions to the allowance may be necessary based upon the expected growth of the loan portfolio and any changes in economic conditions beyond management's control. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on judgments different from those of management. Management believes, based upon all relevant and available information, that the allowance for loan losses is adequate.

     The Company has a policy that all loans 90 days past due are placed on non-accrual status. It is the Company's policy to cease the accrual of interest on loans to borrowers past due less than 90 days where a probable loss is estimated and to reverse out of income all interest that is due. The Company applies payments received on non-accrual loans to the outstanding principal balance due. On a limited basis, the Company may apply a payment to interest on a non-accrual loan if there is no impairment or no apparent loss on this asset. The Company continues to accrue interest on construction loans that are 90 days past contractual maturity date if the loan is expected to be paid in full in the next 60 days and all interest is paid up to date.

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

     Basic Income Per Common Share and Diluted Net Income Per Common Share - Basic income per share of common stock is based on 1,444,290 shares and 1,432,088 shares, the weighted average number of common shares outstanding for the three months ended September 30, 2005 and 2004, respectively. Diluted net income per share of common stock is based on 1,489,047 shares and 1,497,324 shares, the weighted average number of common shares and potentially dilutive common shares outstanding for the three months ended September 30, 2005 and 2004, respectively. The weighted average number of potentially dilutive common shares excluded in calculating diluted net income per common share due to the anti-dilutive effect is 58,116 and 43,309 shares for the for the three months ended September 30, 2005 and 2004, respectively. Common stock equivalents were calculated using the treasury stock method.


     The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for the three and nine month period ended September 30, 2005 and 2004.

Reconciliation of EPS                    Three Months Ended                       Three Months Ended
---------------------                    September 30, 2005                       September 30, 2004
                               ---------------------------------------   ---------------------------------------
                                              Weighted                                  Weighted
                                   Net         Average      Per Share       Net         Average       Per Share
                                 Income        Shares        Amount        Income        Shares         Amount
                               -----------   -----------   -----------   -----------   -----------   -----------
Basic income per
  common share
--------------------------
Net income available to
 common stockholders           $   657,574     1,444,290   $      0.46   $   618,841     1,432,088   $      0.43
                                                           ===========                               ===========

Effect of dilutive shares
--------------------------
  Weighted average
    shares, if converted                          44,758                                    65,236
                                             -----------                               -----------

Diluted net income  per
  common share
--------------------------
Net income available to
 common stockholders           $   657,574     1,489,048   $      0.44   $   618,841     1,497,324   $      0.41
                               ===========   ===========   ===========   ===========   ===========   ===========

Reconciliation of EPS                    Nine Months Ended                        Nine Months Ended
---------------------                    September 30, 2005                       September 30, 2004
                               ---------------------------------------   ---------------------------------------
                                              Weighted                                  Weighted
                                   Net         Average      Per Share       Net         Average       Per Share
                                 Income        Shares        Amount        Income        Shares         Amount
                               -----------   -----------   -----------   -----------   -----------   -----------
Basic income per
  common share
--------------------------
Net income available to
 common stockholders           $ 1,921,827     1,440,410   $      1.33   $ 1,607,319     1,422,723   $      1.13
                                                           ===========                               ===========

Effect of dilutive shares
--------------------------
  Weighted average
    shares, if converted                          48,242                                    64,365
                                             -----------                               -----------

Diluted net income  per
  common share
--------------------------
Net income available to
 common stockholders           $ 1,921,827     1,488,652   $      1.29   $ 1,607,319     1,487,088   $      1.08
                               ===========   ===========   ===========   ===========   ===========   ===========

     Stock Based Compensation - At September 30, 2005, the Company had stock-based employee compensation plans. The Company accounts for these plans under Accounting Principles Board Opinion, ("APB Opinion") No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation expense has been reflected in net income for stock options as all rights and options to purchase the Company's stock granted under these plans have an exercise price equal to the market value of the underlying stock on the date of grant.

If compensation cost for the Stock Plan and Director's Stock Plan awards had been measured based on the fair value of the stock options awarded at the grant dates, net income and basic and diluted earnings per common share would have been reduced to the pro-forma amounts on the table below for the three and nine months ended September 30, 2005 and 2004.

     The following table illustrates the effect on net income and earnings per share if expense was measured using fair value recognition of FASB Statement No. 123, Accounting for Stock-Based Compensation.

                                                            Three Months Ended                Nine Months Ended
                                                               September 30,                     September 30,
                                                           2005             2004             2005             2004
                                                      -------------    -------------    -------------    -------------
Net income as reported                                $     657,574    $     618,841    $   1,921,827    $   1,607,319
Deduct: Stock-based compensation expense
     determined under the fair value based method           (13,513)         (10,966)         (40,539)         (32,898)
                                                      -------------    -------------    -------------    -------------

Pro forma net income                                        644,061          607,875        1,881,288        1,574,421

Basic earnings per share as reported                  $        0.46    $        0.43    $        1.33    $        1.13
Pro forma basic earnings per share                    $        0.45    $        0.42    $        1.31    $        1.11

Diluted earnings per share as reported                $        0.44    $        0.41    $        1.29    $        1.08
Pro forma diluted earnings per share                  $        0.43    $        0.41    $        1.26    $        1.06

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

Item 2

Management's Discussion and Analysis of Financial Condition and Results of Operations


Financial Condition at September 30, 2005

     Total assets were $227,999,468 at September 30, 2005, a decrease of $7,684,999, or 3.3%, from December 31, 2004. The decline in total assets resulted from a need to fund a decline in deposits, principally demand accounts. We funded the decline in deposits with principal paydowns on investment securities. We also used principal paydowns on investment securities to fund an increase in loans and cash and equivalents. Our asset mix changed as net loans receivable increased during the nine months of 2005 due to our efforts to grow our loan portfolio, while investment securities decreased in order to fund loan growth and the deposit outflow. Management believes that the principal and interest payments on the investment securities portfolio, combined with the existing liquidity, will be sufficient to fund loan growth.

     Deposits (including escrow deposits) were $205,192,505 at September 30, 2005 a decrease of $10,230,968, or 4.8%, from December 31, 2004. The decline in deposits resulted from a decrease of $26,963,251 in demand deposits and $3,948,952 in money market accounts, partially offset by increases of $7,138,294 in NOW accounts, $2,132,540 in savings and $11,316,416 in time deposits. The deposit outflow was primarily concentrated in accounts used to fund mortgage closings by other lenders. The level of pending mortgage financings has been reduced from levels seen in 2004, and one settlement company that maintained substantial deposits has ceased operations, which combined to reduce the deposit balances in mortgage funding and related accounts.

     Total stockholders' equity was $14,275,715 at September 30, 2005, an increase of $1,446,094 during the first nine months of 2005. The increase represented net income of $1,921,827 for the nine months ended September 30, 2005, offset in part by an increase of $671,929 in other comprehensive losses due to an increase in the unrealized loss in securities available for sale during the first nine months of 2005 as rising market interest rates had an adverse effect on the market value of some securities in our investment portfolio. The market value decrease is excluded from the calculation of regulatory capital. Management does not anticipate selling securities in this portfolio, but changes in market interest rates or demand for funds may change management's plans with respect to the securities portfolio. If there is a material increase in interest rates, the market value of the available for sale portfolio may decline further.

     The increase in stockholders' equity also included an increase of $63,732 in additional paid in capital due to the exercise of options to purchase 4,800 shares of common stock, the transfer of $3,705 to additional paid in capital due to a decline in the amount of our Employee Stock Ownership Plan repurchase obligation and a decrease in unearned ESOP shares of $126,808 reflecting the effect of the gradual payment of the ten-year loan we made to our ESOP to fund the ESOP's purchase of our stock. In May of 2004, the ESOP purchased 74,320 shares of our common stock out of our authorized but unissued shares, which had no net effect on capital on the purchase date. The purchase price was $22.75 per share, the fair market value at that time, for a total purchase price of $1.7 million. As payments are made to reduce the ESOP loan, stock is released from the security interest for the loan, resulting in an increase in capital equal to the market value of the ESOP stock as it is released. However, under federal law regarding employee stock ownership plans, since our stock is not considered to be "readily tradable on an established market," employees who receive a distribution of stock from the ESOP upon termination of employment have the right to require that we repurchase the stock at fair value. We reflect this contingent repurchase obligation on our balance sheet as a reclassification of additional paid in capital to mezzanine capital, based upon our quoted price at the date of the applicable financial statement, but the amounts still qualify as capital for regulatory purposes.

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

     On August 28, 2003, we received the net proceeds of $4.86 million from the issuance of subordinated debt to VSB Capital Trust I and the Trust's subsequent issuance of $5 million of trust preferred securities. We can include the proceeds from the trust preferred securities, up to 25% of our total capital, as Tier 1 capital, when determining compliance with Federal Reserve regulatory capital requirements for bank holding companies. We contributed substantially all of the proceeds of the trust preferred offering to the Bank, thus increasing its capital and allowing it to satisfy its regulatory capital requirements while growth continued. However, subordinated debt generates interest expense at the holding company level.

     The Bank is a state-chartered, stock commercial bank, which opened for business in November 1997. Our primary market is Staten Island, New York. Since the Bank opened for business, management has worked to grow the Bank's franchise. From one office in 1997, the Bank now has four offices and has received regulatory approval to open two more branches on Staten Island. From no deposits, no loans and less than $7.0 million of assets on the day it opened for business in 1997, the Bank has grown to total assets of $227.6 million, total deposits of $205.8 million and capital of $18.6 million by September 30, 2005.

     Management intends to exert efforts to grow the company in the future. However, both internal and external factors could adversely affect our future growth. The current economy and competition has made it more difficult for us to originate new loans that meet our underwriting standards. Not only does that cause us to invest available funds in lower-yielding securities and deposits with other banks, but it also slows the development of non-loan relationships which sometimes flow from cross-selling to loan customers. Competition for deposits has also increased, making it more difficult for us to generate an increase in deposits to fund asset growth.

     Because our activities are concentrated in Staten Island, adverse economic conditions in the borough could make it difficult for us to execute our growth plans. Furthermore, regulatory capital requirements could have a negative effect on our ability to grow if growth outpaces our ability to support that growth with increased capital.

Results of Operations for the Three Months Ended September 30, 2005 and September 30, 2004

     Our results of operations are dependent primarily on net interest income, which is the difference between the income we earn on our loan and investment portfolios and our cost of funds, consisting primarily of interest we pay on customer deposits. Our operating expenses principally consist of employee compensation and benefits, occupancy expenses, professional fees, advertising and marketing expenses and other general and administrative expenses. Our results of operations are significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities.

     General. We had net income of $657,574 for the quarter ended September 30, 2005, compared to net income of $618,841 for the comparable quarter in 2004. The principal categories which make up the 2005 net income are:

     o    Interest income of $2,872,155
     o    Reduced by interest expense of $525,077

     o    Increased by a credit to the provision for loan losses of $15,000
     o    Increased by non-interest income of $671,474
     o    Reduced by non-interest expense of $1,802,196
     o    Reduced by $573,782 in income tax expense

     We discuss each of these categories individually and the reasons for the differences between the quarter ended September 30, 2005 and the comparable quarter in 2004 in the following paragraphs. The implementation of our growth strategy in 2004 provided a significant increase in funds for investments, which allowed us to increase net income through the investment of those funds at yields higher than the expense of the interest we paid to our depositors. However, in 2005, total assets declined during the first quarter and then increased moderately during the second and third quarters. Therefore, the relatively steady increase in earning assets that we have experienced since we opened for business has moderated in 2005

     During 2005, average earning assets were $202,477,097 in the first quarter, $200,566,296 in the second quarter and $205,552,158 in the third quarter, evidencing a more moderate upward trend than we had experienced in the past. Management is seeking to continue to implement its growth strategy by generating new deposits at both our existing branches and the two new branches we plan to open in 2006. The proceeds of the increase in deposits will then be used to fund an increase in earning assets. However, there can be no assurance that we will be able to generate the increase in deposits or that we will be able to invest the increase at satisfactory yields.

     Interest Income. Interest income was $2,872,155 for the quarter ended September 30, 2005, compared to $2,495,436 for the quarter ended September 30, 2004, an increase of $376,719, or 15.10%. The increase in interest income was due to an increase in average balances of $5,997,237 in the loan portfolio and $13,320,694 in the investment securities portfolio. The average balance increases were the result of efforts to increase the size of our bank. In addition to the volume increase, yields on loans receivable and overnight investments increased.

     The average balance of our loans increased by 8.78%, from $68,317,088 during the 2004 period to $74,314,325 during the 2005 period. In conjunction with the increase in volume, the average yield on loans increased by 41 basis points as the prime rate, upon which many of our loans are based, rose to the point where the interest rates on our loans increased above the interest rate floors which had been effective when the prime rate was at historically low levels.. Finally, we had an $85,469 increase in income from overnight funds and other interest earning assets as the Federal Reserve Board's increases in the target federal funds rate beginning in mid-2004 had a direct and virtually immediate effect on the yield on overnight investments. Although the average balance of overnight investments decreased $6,331,674, or 23.48%, from the third quarter of 2004 to the third quarter of 2005, the yield increased 203 basis points, or more than 160%, so that the overall effect was an increase in interest income from this category despite the decline in the average balance.

     Our prime based loans with interest rate floors have rates equal to from 100 to 150 basis points above the prime rate with a minimum interest rate typically between 7.00% and 8.00%. In recent periods with very low prime rates, the interest rates on those loans had been greater than the prime rate plus the margin used to determine interest rate adjustments. As a result, our loan yields had been relatively constant in recent quarters. As of the third quarter of 2005, the interest rates on all of our prime-based loans have risen above the interest rate floor and will now re-price with future increases in the prime rate.

     The average yield on other (non-loan) interest earning assets was approximately 4.01% during the third quarter of 2005, compared to approximately 3.71% during the third quarter of 2004. This improvement resulted from the combined effect of our strategy to invest available funds not required to fund loans in investment securities rather than overnight investments because overnight investments have lower yields, coupled with the increase in market interest rate conditions. The investment securities portfolio represented 84.3% of average non-loan interest earning assets in the 2005 period compared to 78.3% in the 2004 period.

     Interest Expense. Interest expense was $525,077 for the quarter ended September 30, 2005, compared to $288,365 for the quarter ended September 30, 2004, an increase of 82.1%. The increase was the result of increases in the average balance of interest-bearing deposits, primarily time deposits, coupled with an increase in the rates we paid on these deposits. The average balance of time deposits increased more rapidly than other interest-bearing deposits because we have opened a number of large balance time deposit accounts for like-kind exchange trusts. These trusts are created by attorneys in real estate transactions and have a maximum term of six months. There can be no assurance that we can replace these funds when these time deposits mature.

     Our average cost of funds increased from 1.05% to 1.61% between the two periods, primarily due to an increase of 112 basis points in the average rate we paid on time deposits. Competition and the increase in prevailing market interest rates required an increase in the rates we offered on both new and renewing time deposits. While we have been able to keep interest rate increases to a minimum in other deposit categories as market interest rates began to rise, further increases in market rates, if they occur, can be expected to compel increases in the rates we offer on these deposit categories. Any further increase in competition may accelerate the increase in our cost of funds resulting from increases in market interest rates as more banks compete for customer deposits.

     Net Interest Income Before Provision for Loan Losses. Net interest income before the provision for loan losses was $2,347,078 for the quarter ended September 30, 2005, an increase of $140,007, or 6.3% over the $2,207,071 in the comparable 2004 quarter. The increase in income was driven by a volume increase in earning assets, partially offset by a decline of 19 basis points in the interest rate spread and a decline of 4 basis points in the interest margin. The spread and margin declined principally due to the rising cost of funds outpacing the increase in the yield of earning assets. On the asset side, the average yield of earning assets in the 2005 period increased to 5.53% from 5.16% in the September 2004 period, or an increase of 37 basis points. On the liability side, a greater increase in our cost of funds of 56 basis points caused the decline in spread and margin.

     Changes in our time deposit portfolio, our highest cost product, contributed to the reduction in our spread and margin for two reasons. First, time deposits comprised 91% of the increase in average interest-bearing liabilities, and increased from 39.6% of average interest bearing liabilities in the 2004 quarter to 47.9% in the 2005 quarter. Also contributing to the declining spread was the increase in the average rate paid on time deposits, as discussed above. The average rate on these deposits increased 112 basis points, from 0.99% in the 2004 quarter to 2.11% in the 2005 quarter. We do not have and we do not seek brokered time deposits.

     Our spread declined more than our net interest margin because of the effect of our non-interest checking accounts, which provides a source of funds for investment without any interest cost. Our non-interest checking accounts have declined recently due primarily to a reduction in mortgage funding accounts,as discussed above. Management seeks to maintain a high level of non-interest checking accounts though developing relationships with local businesses. Maintaining a high percentage of non-interest checking accounts is particularly advantageous in a rising rate environment because these no cost funds can be invested at the higher yields. However, an increase in market interest rates may make interest-bearing deposit products more attractive to customers and cause funds to shift from non-interest checking into interest-bearing deposit products.

     Credit Provision for Loan Losses. For the quarter ended September 30, 2005, we reversed $15,000 which had previously been charged to expense, compared to a provision for loan losses of $30,000 for the quarter ended September 30, 2004. The $45,000 change was primarily due to a moderate decrease in the rate of delinquencies in the loan portfolio. The provision for loan losses in any period depends upon the amount necessary to bring the allowance for loan losses to the level management believes is appropriate, after taking into account charge offs and recoveries. Our allowance for loan losses reflects probable incurred losses based on management's evaluation of the loan portfolio and the general economy. Management periodically evaluates both broad categories of performing loans and problem loans individually to assess the appropriate level of the allowance.

     Although management uses available information to assess the appropriateness of the allowance on a quarterly basis in consultation with outside advisors and the board of directors, changes in national or local economic conditions, the circumstances of individual borrowers, or other factors, may change, increasing the level of problem loans and requiring an increase in the level of the allowance. The allowance for loan losses represented 1.85% of total loans at September 30, 2005, but there can be no assurance that a higher level, or a higher provision for loan losses, will not be necessary in the future.

     Non-interest Income. Non-interest income was $671,474 for the three months ended September 30, 2005, compared to $474,285 during the same period last year. The $197,189, or 41.6%, increase in non-interest income was a direct result of a $21,585 increase in service charges on deposits (primarily non-sufficient fund fees) as the number of deposit accounts grew, a $30,469 increase in other income and an increase in rental income of $145,330. The increase in rental income is due to a one-time payment of $119,000 resulting from the termination of a sub-lease agreement by the tenant in which the Bank is the lessor. This payment satisfies all conditions of the sub-lease agreement.

     Non-interest Expense. Non-interest expense was $1,802,196 for the quarter ended September 30, 2005, compared to $1,493,056 for the quarter ended September 30, 2004. The principal causes of the $309,140 increase were:

     o $105,187 in higher salary and benefits costs due to normal salary increases, a slight increase in staffing to support growth and higher benefit costs.
     o $164,293 increase in "other expenses," reflecting the effects of growth on other expense categories, increased costs of service providers and a $100,000 expense associated with the establishment of a reserve for an unasserted claim. The reserve involves a transaction between other parties that was processed by the Company.
     o $47,167 increase in legal expenses primarily the result of expenses incurred in connection with a number of pending lawsuits in which the Bank is either a garnishee or the holder of extensive subpoenaed records.

     Income Tax Expense. Income tax expense was $573,782 for the quarter ended September 30, 2005, compared to income tax expense of $539,459 for the quarter ended September 30, 2004, due to the $73,056 increase in income before income taxes in the 2005 quarter. Our effective tax rate remained the same for the quarters ended September 30, 2005 and 2004 at 46.6%.


Results of Operations for the Nine Months Ended September 30, 2005 and September 30, 2004

     General. We had net income of $1,921,827 for the nine months ended September 30, 2005, compared to net income of $1,607,319 for the comparable nine months in 2004. The principal categories which make up the 2005 net income are:

     o    Interest income of $8,225,632
     o    Reduced by interest expense of $1,347,776
     o    Increased by a credit to the provision for loan losses of $90,000
     o    Increased by non-interest income of $1,649,273
     o    Reduced by non-interest expense of $5,018,586
     o    Reduced by $1,676,716 in income tax expense

     We discuss each of these categories individually and the reasons for the differences between the nine months ended September 30, 2005 and the comparable nine months in 2004 in the following paragraphs. The implementation of our growth strategy in 2004 provided a significant increase in funds for investments. However, in 2005, total assets declined during the first quarter and then increase moderately during the second and third quarters. Therefore, the relatively steady increase in earning assets that we have experienced since we opened for business has moderated in 2005.

     Interest Income. Interest income was $8,225,632 for the nine months ended September 30, 2005, compared to $6,921,720 for the nine months ended September 30, 2004, an increase of $1,303,912 or 18.8%. The principal reason for the increase was a $29,332,990 increase in the average balance of investment securities, as available funds were deployed into investment securities that had higher yields than available short-term investments, such as overnight bank deposits. The average balance of loans increased $1,840,624, or 2.68%, between the periods as management's efforts to increase the loan portfolio were offset by increased competition for available loan opportunities and a high level of payoffs in the Bank's short-term construction loan portfolio. The average yield on loans increased by 25 basis points.

     The reported average yield on interest earning assets of 5.41% in the first nine months of 2005 was greater than the average yield of 5.22% in the 2004 period due to a higher yield on loans and overnight funds. The increase in average loan yields of 25 basis points occurred because the yields on our all of our prime-based loan accounts have increased above the interest rate floors which had been in effect in prior quarters. These loans generally have minimum interest rates between 7.00% and 8.00%, and when the prime rate was at a very low level, the yields on these loans did not begin to rise until the prime rate exceeded 6.0% to 6.5%. Yields on these loans will continue to rise with future increases in the prime rate. Yields on overnight funds have also increased as the federal funds rate increased.

     Interest Expense. Interest expense was $1,347,776 for the nine months ended September 30, 2005, compared to $802,066 for the nine months ended September 30, 2004, an increase of 68.0%. The increase was the result of an increase in the average balance of interest-bearing deposits along with higher rates paid on those balances. Our average cost of funds increased from 1.06% to 1.45% between the periods. In particular, the increase of $20,745,574 in the average balance of time deposits, along with an increase of 85 basis points in the average rate on those deposits, contributed to increased interest expense.

     Net Interest Income Before Provision for Loan Losses. Net interest income before the provision for loan losses was $6,877,856 for the nine months ended September 30, 2005, an increase of $758,202, or 12.3% over the $6,119,654 we had in the comparable 2004 period. The increase was driven entirely by the increase in the volume of interest-earning assets, but was partially offset by a 20 basis point decline in our interest rate spread and an 8 basis point decline in our net interest margin. The spread and margin declined because the cost of interest-bearing liabilities increased more than the yield on interest-earning assets.

     Changes in our time deposit portfolio contributed to the reduction in our spread and margin for two reasons. First, time deposits comprised 91% of the increase in average interest-bearing liabilities, and increased from 36.0% of average interest bearing liabilities in the 2004 period to 46.2% in the 2005 period. The increase in the average rate we paid on time deposits, going from an average rate of 0.98% in the 2004 period to an average rate of 1.83% in the 2005 period, also contributed to the declining spread.

     Our spread declined more than our net interest margin because of the effect of our non-interest checking accounts, which provide a source of funds for investment without any interest cost. Although average non-interest checking account volumes were substantially similar in the first nine months of 2005 compared to the same period in 2004, we experienced a significant decline in such accounts during the third quarter of 2005, as noted above. Maintaining a high percentage of non-interest checking accounts is particularly advantageous as interest rates increase because those no cost funds can be invested at increasing yields. However, an increase in market interest rates may make interest-bearing deposit products more attractive to customers and cause funds to shift from non-interest checking into interest-bearing deposit products.

     Credit Provision for Loan Losses. For the nine months ended September 30, 2005, we reversed $90,000 which had previously been charged to expense, compared to a provision for loan losses of $130,000 for the nine months ended September 30, 2004. The $220,000 change was primarily due to a moderate decrease in the rate of delinquencies in the loan portfolio and the recovery of a $177,000 unsecured commercial loan previously charged off, which was added back to the allowance for loan losses.

     Non-interest Income. Non-interest income was $1,649,273 for the nine months ended September 30, 2005, compared to $1,408,235 during the same period last year. The $241,038, or 17.1% increase was a direct result of a $22,702 increase in loan fees due to a larger volume of loan closings, a $30,526 increase in service charges on deposits (primarily non-sufficient fund fees) due to an increase in the aggregate number of deposit accounts, an increase in other income of $40,669 and an increase in rental income of $147,141. The increase in rental income is due primarily to a one-time payment of $119,000 resulting from the termination of a sub-lease agreement by the tenant in which the Bank is the lessor. This payment satisfies all conditions of the sub-lease agreement.

     Non-interest Expense. Non-interest expense was $5,018,586 for the nine months ended September 30, 2005, compared to $4,388,708 for the nine months ended September 30, 2004. The principal causes of the $629,878 increase were:

     o $348,569 in higher salary and benefits costs due to normal salary increases, $15,595 of additional compensation expense associated with the ESOP, an increase in staffing to support growth and higher benefit costs.
     o $31,409 in higher professional fees primarily due to increased costs of both external and internal audits and expenses related to gearing up for the implementation of Sarbanes Oxley Act Section 404 regarding the assessment of internal controls.
     o $17,441 in additional occupancy expense due to increased real estate taxes and general repair.
     o $255,360 more of "other expenses," reflecting the effects of growth on other expense categories, the higher costs of service providers and the expense associated with the establishment of a reserve for the unasserted claim discussed above..
     o $19,145 less in computer expense due to the full amortization of computer hardware and software.

     Income Tax Expense. Income tax expense was $1,921,827 for the nine months ended September 30, 2005, compared to income tax expense of $1,607,319 for the nine months ended September 30, 2004, due to the $589,362 increase in income before income taxes in the 2005 period. Our effective tax rate remained the same for the nine months ended September 30, 2005 and 2004 at 46.6%.

                                VSB Bancorp, Inc.
                       Consolidated Average Balance Sheets
                                   (unaudited)

                                                               Three                                       Three
                                                            Months Ended                                Months Ended
                                                           Sep. 30, 2005                               Sep. 30, 2004
                                           -----------------------------------------    ------------------------------------------
                                               Average                       Yield/         Average                       Yield/
                                               Balance        Interest       Cost           Balance        Interest        Cost
                                           --------------   ------------   ---------    -------------   ------------    ---------
Assets:
Interest-earning assets:
  Loans receivable                        $   74,314,325   $  1,540,973       8.19%     $  68,317,088   $  1,335,491       7.78%
  Investment securities, AFS                 110,601,443      1,160,153       4.16         97,280,749      1,074,385       4.39
  Other interest-earning assets               20,636,390        171,029       3.29         26,968,064         85,560       1.26
                                          --------------   ------------                 -------------   ------------
  Total interest-earning assets              205,552,158      2,872,155       5.53        192,565,901      2,495,436       5.16

Non-interest earning assets                   13,034,084                                   15,021,216
                                          --------------                                -------------
  Total assets                            $  218,586,242                                $ 207,587,117
                                          ==============                                =============

Liabilities and equity:
Interest-bearing liabilities:
  Savings accounts                        $   16,605,006         20,897       0.50      $  13,449,113         16,910       0.50
  Time accounts                               62,123,134        330,917       2.11         43,112,683        107,626       0.99
  Money market accounts                       19,599,583         55,768       1.13         23,147,249         49,295       0.85
  Now accounts                                26,224,204         28,455       0.43         23,996,409         25,494       0.42
  Trust preferred                              5,155,000         89,040       6.91          5,155,000         89,040       6.91
                                          --------------   ------------                 -------------   ------------
    Total interest-bearing liabilities       129,706,927        525,077       1.61        108,860,454        288,365       1.05
  Checking accounts                           71,722,399                                   85,524,196
                                          --------------                                -------------
Total deposits                               201,429,326                                  194,384,650
Other liabilities                              2,659,775                                    2,210,716
                                          --------------                                -------------
  Total liabilities                          204,089,101                                  196,595,366
Equity                                        14,497,141                                   10,991,751
                                          --------------                                -------------
  Total liabilities and equity            $  218,586,242                                $ 207,587,117
                                          ==============                                =============

Net interest income/net interest
 rate spread                                               $  2,347,078       3.92%                     $  2,207,071       4.11%
                                                           ============  =========                      ============  =========

Net interest earning assets/net
 interest margin                          $   75,845,231                      4.52%     $  83,705,447                      4.56%
                                          ==============                 =========      =============                 =========

Ratio of interest-earning assets to
 interest-bearing liabilities                       1.58 x                                       1.77 x
                                          ==============                                =============


Return on Average Assets                            1.19%                                        1.19%
                                          ==============                                =============
Return on Average Equity                           18.00%                                       22.40%
                                          ==============                                =============
Tangible Equity  to Total Assets                    6.26%                                        5.18%
                                          ==============                                =============


                                                               Nine                                         Nine
                                                            Months Ended                                Months Ended
                                                           Sep. 30, 2005                               Sep. 30, 2004
                                           -----------------------------------------    ------------------------------------------
                                               Average                       Yield/         Average                       Yield/
                                               Balance        Interest       Cost           Balance        Interest        Cost
                                           --------------   ------------   ---------    -------------   ------------    ---------
Assets:
Interest-earning assets:
  Loans receivable                        $   70,499,997   $  4,193,942       7.93%     $   68,659,373  $   3,952,991      7.68%
  Investment securities, AFS                 117,561,765      3,715,401       4.23          88,228,775      2,815,449      4.26
  Other interest-earning assets               14,814,926        316,289       2.85          20,264,644        153,280      1.01
                                          --------------   ------------                 --------------  -------------
  Total interest-earning assets              202,876,688      8,225,632       5.41         177,152,792      6,921,720      5.22

Non-interest earning assets                   12,967,008                                    13,084,585
                                          --------------                                --------------
  Total assets                            $  215,843,696                                $  190,237,377
                                          ==============                                ==============

Liabilities and equity:
Interest-bearing liabilities:
  Savings accounts                        $   15,768,637         59,235       0.50      $   12,044,085         45,090      0.50
  Time accounts                               57,234,501        781,303       1.83          36,488,927        267,620      0.98
  Money market accounts                       21,229,835        161,768       1.02          23,387,096        146,069      0.84
  Now accounts                                24,602,818         78,351       0.43          24,161,860         76,168      0.42
  Trust preferred                              5,155,000        267,119       6.91           5,155,000        267,119      6.93
                                          --------------   ------------                 --------------  -------------
    Total interest-bearing liabilities       123,990,791      1,347,776       1.45         101,236,968        802,066      1.06
  Checking accounts                           75,572,525                                    75,821,008
                                          --------------                                --------------
Total deposits                               199,563,316                                   177,057,976
Other liabilities                              2,494,712                                     1,919,346
                                          --------------                                --------------
  Total liabilities                          202,058,028                                   178,977,322
Equity                                        13,785,668                                    11,260,055
                                          --------------                                --------------
  Total liabilities and equity            $  215,843,696                                $  190,237,377
                                          ==============                                ==============

Net interest income/net interest
 rate spread                                               $  6,877,856       3.96%                     $  6,119,654       4.16%
                                                           ============  =========                      ============  ========

Net interest earning assets/net
 interest margin                          $   78,885,897                      4.53%     $   75,915,824                     4.61%
                                          ==============                  ========      ==============                 ========

Ratio of interest-earning assets to
 interest-bearing liabilities                       1.64 x                                        1.75 x
                                          ==============                                ==============


Return on Average Assets                            1.19%                                         1.13%
                                          ==============                                ==============
Return on Average Equity                           18.60%                                        19.01%
                                          ==============                                ==============
Tangible Equity  to Total Assets                    6.26%                                         5.18%
                                          ==============                                ==============

Liquidity and Capital Resources

     Our primary sources of funds are increases in deposits and proceeds from the repayment of investment securities. We use these funds principally to purchase new investment securities and to fund new and renewing loans in our loan portfolio.

     During the nine months ended September 30, 2005, we had a net decrease in deposits of $10,230,968 and proceeds from repayment of investment securities totaled $23,066,398. We used the resulting net increase in funds primarily to finance $8,075,805 in new and renewing loans, with substantially all of the remainder being used to fund an increase in overnight investments and other short-term interest-earning assets. The deposit outflow was concentrated in business checking accounts used to fund mortgage closings, as discussed above.

     In contrast, during the comparable period of 2004, deposits increased by $46,633,933 and proceeds from the repayment of investment securities totaled $22,877,999. We used those funds to finance a $718,850 increase in our loan portfolio and to purchase $53,186,695 of investment securities and money market investments. The increase in deposits was primarily attributable to deposit increases at all our branches and a $5 million time deposit from the City of New York, into our St. George branch, under the City's Bank Development District deposit program.

     The Bank satisfied all capital ratio requirements of the Federal Deposit Insurance Corporation, at September 30, 2005, with a Tier I Leverage Capital ratio of 9.05%, a ratio of Tier I Capital to Risk-Weighted Assets ratio of 18.41%, and a Total Capital to Risk-Weighted Assets ratio of 19.66%.

     VSB Bancorp, Inc. satisfied all capital ratio requirements of the Federal Reserve at September 30, 2005, with a Tier I Leverage Capital ratio of 9.39%, a ratio of Tier I Capital to Risk-Weighted Assets ratio of 19.08%, and a Total Capital to Risk-Weighted Assets ratio of 20.32%.

     In the first nine months of 2005, we experienced a $6,770,535 decrease in cash and cash equivalents due to a net decrease in deposits, compared to a $20,576,462 increase in cash and cash equivalents during the first nine months of 2004. Total cash and cash equivalents at September 30, 2005 were $42,429,608. One of the important tasks facing management in upcoming periods is to balance the level of cash and cash equivalents for liquidity purposes and the reinvestment opportunities into higher yielding interest-earning assets such as loans or securities.

     The following table sets forth our contractual obligations and commitments for future lease payments, time deposit maturities and loan commitments.

Contractual Obligations and Commitments at September 30, 2005

Contractual Obligations                                                 Payment due by Period
                                          ------------------------------------------------------------------------------------
                                            Less than       One to three    Four to five         After        Total Amounts
                                             One Year          years            years         five years        committed
                                          ---------------  ---------------  --------------   --------------  -----------------
Minimum annual rental  payments under
      non-cancelable operating leases     $       440,084  $        814,017 $      801,131   $    3,138,613  $       5,193,845
Remaining contractual maturities of time
      deposits                                 62,540,840        1,456,525       1,789,558                -         65,786,923
                                          ---------------  ---------------  --------------   --------------  -----------------
Total contractual cash obligations        $    62,980,924  $     2,270,542  $    2,590,689   $    3,138,613  $      70,980,768
                                          ===============  ===============  ==============   ==============  =================

Other commitments                                             Amount of commitment Expiration by Period
                                          ------------------------------------------------------------------------------------
                                             Less than      One to three     Four to five         After        Total Amounts
                                              One Year          years            years         five years        committed
                                          ---------------  ---------------  --------------   --------------  -----------------
                                          ---------------  ---------------  --------------   --------------  -----------------
Loan commitments                          $    24,748,779  $     9,127,359  $            -   $            -  $      33,876,138
                                          ===============  ===============  ==============   ==============  =================

     Our loan commitments shown in the above table represent both commitments to make new loans and obligations to make additional advances on existing loans, such as construction loans in process and lines of credit. Substantially all of these commitments involve loans with fluctuating interest rates, so the outstanding commitments do not expose us to interest rate risk upon fluctuation in market rates. We consider the amount of outstanding commitments when we assess our allowance for loan losses.


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

     Allowance for Loan Losses - We consider the methodology for determining the allowance for loan losses to be a critical accounting policy. The Company's Allowance for Loan Losses is established through a provision for loan losses based on management's evaluation of the risks inherent in its loan portfolio and the general economy. Such evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers among other matters, the estimated net realizable value of the underlying collateral, economic conditions, any historical loan loss experience and other factors that warrant recognition in providing for an appropriate loan loss allowance. The Company identifies and evaluates the following pools of similar loan categories when analyzing the Allowance for Loan Losses: (i) Commercial Loans - Secured and Unsecured; (ii) Real Estate Loans - Commercial and One-to-four family; (iii) Construction Loans - Commercial and One-to-four family and (iv) Other Loans - Consumer and Other Loans.

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


Item 3 - Controls and Procedures

     Evaluation of Disclosure Controls and Procedures: As of September 30, 2005, we undertook an evaluation of our disclosure controls and procedures under the supervision and with the participation of Merton Corn, President and CEO, and Raffaele M. Branca, Executive Vice President and CFO. Disclosure controls are the systems and procedures we use that are designed to ensure that information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934 (such as annual reports on Form 10-KSB and quarterly periodic reports on Form 10-QSB) is recorded, processed, summarized and reported, in a manner which will allow senior management to make timely decisions on the public disclosure of that information. Messrs. Corn and Branca concluded that our current disclosure controls and procedures are effective in ensuring that such information is (i) collected and communicated to senior management in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Since our last evaluation of our disclosure controls, we have not made any significant changes in, or corrective actions taken regarding, either our internal controls or other factors that could significantly affect those controls.

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


Part II

Item 1 - Legal Proceedings

The plaintiff in a pending lawsuit against customers of the Bank has said that it plans to amend its complaint, adding a claim that the Bank aided and abetted its customer in breaching a fiduciary duty. The damages claimed exceed $1.8 million. The Bank has forwarded the matter to its insurance carrier and intends to contest the claim vigorously when and if the Bank is formally joined as a defendant. However, at this stage, it is impossible to evaluate the likelihood of an adverse outcome.

Signature Page

     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    VSB Bancorp, Inc.



     Date: November 8, 2005         /s/ MERTON CORN
                                    ----------------------------------------
                                    Merton Corn
                                    President and Chief Executive Officer



     Date: November 8, 2005         /s/ RAFFAELE M. BRANCA
                                    ----------------------------------------
                                    Raffaele M. Branca
                                    Executive Vice President and Chief
                                    Financial Officer



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