Form 10KSB/A
period 2004-12-31
VSB BANCORP INC
filed 2005-11-15
CIK 1225874

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20849

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

Documents incorporated by reference:

Portions of the registrant's definitive proxy statement filed on or about March 23, 2005 into Part III of this Form 10-KSB.

The Issuer had 1,505,022 common shares outstanding as of March 21, 2005.

Explanatory Note

This amendment is being filed to add Item 8A that was previously inadvertently omitted.

                                     PART II

Item 8-A.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision of, and with the participation of, our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as contemplated by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon, and as of the date of, that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective, in all material respects, in timely alerting them to material information relating to the Company (and its consolidated subsidiaries) required to be included in the periodic reports the Company is required to file and submit to the Securities and Exchange Commission under the Exchange Act.

                                   SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             VSB Bancorp, Inc.
                                             (Registrant)
Date: November 8, 2005
                                             By: /s/ MERTON CORN
                                                 ----------------------------
                                                 Merton Corn, President and
                                                 Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated below.


/s/ MERTON CORN                                               November 8, 2005
----------------------------------------------------          ------------------
Merton Corn, President, Chief Executive Officer               Date
and Director

/s/ RAFFAELE M. BRANCA                                        November 8, 2005
----------------------------------------------------          ------------------
Raffaele M. Branca, Executive Vice President,                 Date
Chief Financial and Accounting Officer and Director

/s/ JOSEPH J. LIBASSI                                         November 8, 2005
----------------------------------------------------          ------------------
Joseph J, LiBassi, Chairman of the Board                      Date

/s/ JOAN NERLINO CADDELL                                      November 8, 2005
----------------------------------------------------          ------------------
Joan Nerlino Caddell, Director                                Date

/s/ ROBERT S. CUTRONA, SR.                                    November 8, 2005
----------------------------------------------------          ------------------
Robert S. Cutrona, Sr., Director                              Date

/s/ CHAIM FARKAS                                              November 8, 2005
----------------------------------------------------          ------------------
Chaim Farkas, Director                                        Date

/s/ ALFRED C. JOHNSEN                                         November 8, 2005
----------------------------------------------------          ------------------
Alfred C. Johnsen, Director                                   Date

/s/ CARLOS PEREZ                                              November 8, 2005
----------------------------------------------------          ------------------
Carlos Perez, Director                                        Date

/s/ BRUNO SAVO                                                November 8, 2005
----------------------------------------------------          ------------------
Bruno Savo, Director                                          Date