Form 10KSB
period 2005-12-31
VSB BANCORP INC
filed 2006-03-28
CIK 1225874

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20849

                                   FORM 10-KSB


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED DECEMBER 31, 2005

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. [ ].

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

Indicate by check mark if accelerated filer. [ ] Yes  [X] No.

State Issuer's revenues for the most recent fiscal year:  $13,402,125.

The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2005 was $20,232,755.

The registrant had 1,509,822 common shares outstanding as of March 13, 2006.

Documents incorporated by reference:

Portions of the registrant's definitive proxy statement filed on or about March 27, 2006 into Part III of this Form 10-KSB.


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

Victory State Bank serves its primary market of Staten Island, New York through its four banking offices. The Bank opened its main office in the Oakwood section of Staten Island in November 1997; its first branch was opened in the West Brighton section of Staten Island in June 1999; its second branch in the St. George section of Staten Island in January 2000; and its third branch in the Dongan Hills section of Staten Island in December 2002. In 2006, the Bank anticipates that it will open its fifth branch location in the Rosebank section of Staten Island and a sixth branch location in the Great Kills section of Staten Island. The Bank's deposits are insured by the Bank Insurance Fund of the Federal Deposit Insurance Corporation up to the maximum amounts permitted by law. Victory State Bank also serves its customers through its website, www.victorystatebank.com.

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

RISK FACTORS

Bank lending is an inherently risky business. A substantial portion of our assets are invested in loans, and loans necessarily present many risks. We must first rely on our borrowers to repay their loans, and if they are unable to do so, we must rely on the value of the collateral, if any, for the loan. Changing business conditions, increases in unemployment, personal problems that a borrower may experience, changes in the regulations that apply to a borrower's business, changes in the political climate or in public policy, and many other factors outside our control, could adversely affect the ability of our borrowers to repay their loans or the value of the collateral we have received. Although we seek to reduce these risks through underwriting procedures that we believe are prudent, it is impossible for a bank to completely eliminate the risks which arise from making loans except by eliminating our lending operations.

Fluctuations in interest rates could have an adverse affect on our profitability. Our principal source of income is the difference between the interest income we earn on interest-earning assets, such as loans and securities, and our cost of funds, principally interest paid on deposits. These rates of interest change from time to time, depending upon a number of factors, including general market interest rates. However, the frequency of the changes varies among different types of assets and liabilities. For example, for a five-year loan with an interest rate based upon the prime rate, the interest rate may change every time the prime rate changes. In contrast, the rate of interest we pay on a five-year certificate of deposit adjusts only every five years, based upon changes in market interest rates.

In general, the interest rates we pay on deposits adjust more slowly than the interest rates we earn on loans because the largest part of our loan portfolio consist of loans with interest rates that fluctuate based upon the prime rate.

In contrast, although many of our deposit categories have interest rates that could adjust immediately, such as interest checking accounts and savings accounts, changes in the interest rates on those accounts are at our discretion and tend to occur more slowly. As a result, increases in market interest rates could increase our net interest income because our cost of deposits would probably increase more slowly than the yields on our loans. However, customer preferences and competitive pressures may negate this positive effect because customers may choose to move funds into higher-earning deposit types as higher interest rates make them more attractive, or competitors offer premium rates to attract deposits. We also have a substantial portfolio of investment securities with fixed rates of interest, most of which are mortgage-backed securities with an estimated average life of not more than 5 years.

There is no active trading market for our common stock. There is no active trading market for our common stock. Our common stock is not listed on any exchange nor is it quoted on the NASDAQ Stock Market. It is quoted on the OTC Bulletin Board, but does not trade every day. the twelve months ended March 1, 2006, there were trades were reported on only 74 out of 253 trading days, or less than one out of every three trading days. We currently have approximately 200 stockholders of record and we believe based upon reports we have received from broker/dealers, that there are approximately an additional 100 stockholders who own their shares in street name. This relatively small number of stockholders reduces the likelihood that an active trading market for our common stock will develop and makes it difficult for us to have our stock listed or quoted on any but the least active exchanges or quotation systems.

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

Our loans are concentrated in the residential building trades industry, and thus a downturn in the local housing market could adversely affect our net income. The largest segment of our loan portfolio is represented by loans to home builders and others involved in the home building industry, such as equipment and material suppliers. At December 31, 2005, 39.8% of our loans were construction mortgage loans, primarily for the construction of residential properties. Our non-mortgage commercial loans, totaling an additional 17.0% of our loan portfolio were also concentrated in companies involved in the construction industry and some of our other loans also involved companies in related industries. As a result, a down turn in the housing market in our Staten Island lending area could have a significant negative impact on both our loan portfolio and our level of deposits. Not only could such a down turn adversely affect the ability of our borrowers to repay their loans, but it could also reduce our ability to generate new loans that satisfy our underwriting criteria. Furthermore, businesses in the home building industry are a source of deposits as well as loans, and if their businesses suffer, they are likely to reduce the level of deposits they maintain at with us.

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

The Loss of Key Personnel Could Impair our Future Success. Our future success depends in part on the continued service of our executive officers, other key management, as well as our staff, and our ability to continue to attract, motivate, and retain additional highly qualified employees. The loss of one or more of our key personnel or our inability to timely recruit replacements of such personnel, or otherwise attract, motivate, or retain qualified personnel could have an adverse effect on our business, operating results and financial condition.

Lending Activities

Loan Portfolio Composition. Our loan portfolio consists primarily of commercial mortgage loans and unsecured commercial loans. At December 31, 2005, we had total unsecured commercial loans outstanding of $11,078,101, or 14.9% of total loans, and commercial real estate loans of $29,794,108, or 40.1% of total loans. There was $29,611,346 of construction loans secured by real estate, $26,623,846 of which were construction loans to businesses for the construction of either commercial property or residential property for sale, representing 35.8% of total loans. Other loans in our portfolio principally included commercial loans secured by assets other than real estate totaling $1,584,484 or 2.1% of total loans at December 31, 2005 and consumer non-mortgage loans of $1,477,366 or 2.0% of total loans. For the year ended December 31, 2005, approximately $62,840,808, or 84.5%, of loans for business purposes had adjustable interest rates based on the prime rate of interest.

The following table sets forth the composition of our loan portfolio in dollar amounts and in percentages at the dates indicated

                                                                      At December 31,
                        -----------------------------------------------------------------------------------------------------------
                                2005                  2004                  2003                 2002                  2001
                        -------------------   -------------------   -------------------   -------------------   -------------------
                                      % of                  % of                  % of                  % of                  % of
                           Amount     Total      Amount     Total      Amount     Total     Amount      Total     Amount      Total
                        -----------   -----   -----------   -----   -----------   -----   -----------   -----   -----------   -----
Commercial loans:
 Commercial secured     $ 1,584,484     2.1%  $ 1,572,824     2.3%  $ 1,896,374     2.8%  $ 4,014,494     6.3%  $ 4,337,062     8.6%
 Commercial unsecured    11,078,101    14.9     9,620,243    14.1     8,905,587    13.1    11,322,164    17.7    10,964,539    21.6
                        -----------   -----   -----------   -----   -----------   -----   -----------   -----   -----------   -----
    Total commercial
      loans              12,662,585    17.0    11,193,067    16.4    10,801,961    15.9    15,336,658    24.0    15,301,601    30.2
Real Estate loans:
Commercial               29,794,108    40.1    31,741,069    46.5    32,416,537    47.5    31,357,950    49.1    21,553,696    42.5
One-to-four family          298,779     0.4     1,112,032     1.6     1,382,490     2.0       493,504     0.8       376,999     0.7
                        -----------   -----   -----------   -----   -----------   -----   -----------   -----   -----------   -----
    Total real estate
      loans              30,092,887    40.5    32,853,101    48.1    33,799,027    49.5    31,851,454    49.9    21,930,695    43.2
Construction loans:
Commercial               26,623,846    35.8    19,893,858    29.1    20,390,849    29.8    13,562,442    21.3    10,477,294    20.7
Owner occupied
  one-to-four family      2,987,500     4.0     2,960,000     4.3     1,870,000     2.7     1,315,000     2.1     1,803,000     3.6
                        -----------   -----   -----------   -----   -----------   -----   -----------   -----   -----------   -----
    Total construction
      loans              29,611,346    39.8    22,853,858    33.4    22,260,849    32.5    14,877,442    23.4    12,280,294    24.3
Other loans:
Consumer loans            1,477,366     2.0     1,048,448     1.5       949,899     1.4     1,179,485     1.9       796,987     1.6
Other loans                 486,009     0.7       435,837     0.6       510,617     0.7       509,073     0.8       331,355     0.7
                        -----------   -----   -----------   -----   -----------   -----   -----------   -----   -----------   -----
    Total other loans     1,963,375     2.7     1,484,285     2.1     1,460,516     2.1     1,688,558     2.7     1,128,342     2.3

Total loans              74,330,193   100.0%   68,384,311   100.0%   68,322,353   100.0%   63,754,112   100.0%   50,640,932   100.0%
                        -----------   =====   -----------   =====   -----------   =====   -----------   =====   -----------   =====

Less:
 Unearned discounts,
   net and deferred
   loan fees, net           386,088               337,426               340,892               339,601               216,139
 Allowance for loan
   losses                 1,153,298             1,299,520             1,162,776             1,168,358               894,692
                        -----------           -----------           -----------           -----------           -----------
 Loans, net             $72,790,807           $66,747,365           $66,818,685           $62,246,153           $49,530,101
                        ===========           ===========           ===========           ===========           ===========

The following table sets forth our loan originations and principal repayments for the periods indicated. We did not purchase or sell any loans in 2005, 2004 or 2003.

                                    Year Ended      Year Ended      Year Ended
                                   December 31,    December 31,    December 31,
                                       2005            2004            2003
                                   ------------    ------------    ------------

Commercial Loans (gross):
 At beginning of period            $ 11,193,067    $ 10,801,961    $ 15,336,658
  Commercial loans originated:
   Secured                            1,318,810         537,400       1,109,942
   Unsecured                         39,289,021      23,088,067      24,918,508
                                   ------------    ------------    ------------
  Total commercial loans             40,607,831      23,625,467      26,028,450
 Principal repayments               (39,138,313)    (23,234,361)    (30,563,147)
                                   ------------    ------------    ------------
 At end of period                  $ 12,662,585    $ 11,193,067    $ 10,801,961
                                   ============    ============    ============

Real Estate loans:
At beginning of period             $ 32,853,101    $ 33,799,027    $ 31,851,454
Real estate loans originated:
    Commercial                       11,228,592      10,373,324      12,104,500
    One-to-four family                  370,000         325,000       5,862,639
                                   ------------    ------------    ------------
   Total real estate loans           11,598,592      10,698,324      17,967,139
Principal repayments                (14,358,806)    (11,644,250)    (16,019,566)
                                   ------------    ------------    ------------
 At end of period                  $ 30,092,887    $ 32,853,101    $ 33,799,027
                                   ============    ============    ============
Construction loans
At beginning of period             $ 22,853,858    $ 22,260,849    $ 14,877,442
   Construction loans originated     33,364,808      26,851,000      25,867,500
  Principal repayments              (26,607,320)    (26,257,991)    (18,484,093)
                                   ------------    ------------    ------------
 At end of period                  $ 29,611,346    $ 22,853,858    $ 22,260,849
                                   ============    ============    ============
Other loans (gross):
 At beginning of period            $  1,484,285    $  1,460,516    $  1,688,558
   Other loans originated             1,801,270       1,242,684         771,063
  Principal repayments               (1,322,180)     (1,218,915)       (999,105)
                                   ------------    ------------    ------------
At end of period                   $  1,963,375    $  1,484,285    $  1,460,516
                                   ============    ============    ============

Loan Maturity. The following table shows the contractual maturity of our loans at December 31, 2005.

                                                             At December 31, 2005
                             ---------------------------------------------------------------------------------------

                              Commercial     Commercial                                     Other
                              Unsecured       Secured      Construction   Real Estate      Loans (1)        Total
                             ------------   ------------   ------------   ------------   ------------   ------------
Amounts due:
 Within one year (1)         $  6,730,354   $    441,169   $  9,205,215   $  5,365,451   $  1,337,646   $ 23,079,835
  After one year:
  One to five years             4,347,747      1,143,315     20,406,131     19,627,748        625,729     46,150,670
Total due after five years             --             --             --      5,099,688             --      5,099,688
                             ------------   ------------   ------------   ------------   ------------   ------------
    Total amount due           11,078,101      1,584,484     29,611,346     30,092,887      1,963,375     74,330,193

Less:
   Unearned fees                       --            925        238,651        146,512             --        386,088
  Allowance for loan
      losses                      360,532          2,349        362,590        370,907         56,920      1,153,298
                             ------------   ------------   ------------   ------------   ------------   ------------
Loans, net                   $ 10,717,569   $  1,581,210   $ 29,010,105   $ 29,575,468   $  1,906,455   $ 72,790,807
                             ============   ============   ============   ============   ============   ============

(1) Amount includes overdrawn deposit accounts of $365,275

The following table sets forth at December 31, 2005, the dollar amount of all loans, due after December 31, 2006, and whether such loans have fixed or variable interest rates.

                                   Due After December 31, 2006
                           ------------------------------------------
                              Fixed         Variable        Total
                           ------------   ------------   ------------

Commercial Loans:
    Unsecured              $    260,112   $  4,087,635   $  4,347,747
    Secured                     315,344        827,971      1,143,315
Real Estate
    Commercial                  663,120     23,917,436     24,580,556
    One-to-four                 146,880             --        146,880
Construction                         --     20,406,131     20,406,131
Other loans                     625,729             --        625,729
                           ------------   ------------   ------------
    Total loans            $  2,011,185   $ 49,239,173   $ 51,250,358
                           ============   ============   ============

Commercial Business Lending. We originate commercial business loans directly to the professional and business community in our market area. We target small to medium sized business, and professionals such as lawyers, doctors and accountants. Applications for commercial business loans are obtained primarily from the efforts of our directors and senior management, who have extensive contacts in the local business community, or from branch referrals. As of December 31, 2005, commercial loans totaled $12,662,585 or 17.0% of total loans.

Commercial business loans we originate generally have terms of five years or less and have adjustable interest rates tied to the Wall Street Journal Prime Rate plus a margin. Such loans may be secured or unsecured. Secured commercial business loans can be collateralized by receivables, inventory and other assets. All these loans are either loans to individuals for which they have personal liability or loans to entities backed by the personal guarantee of principals of the borrower. The loans generally have shorter maturities and higher yields than residential lending. Management has extensive experience in originating commercial business loans within our marketplace.

Commercial business loans generally carry the greatest credit risks of the loans in our portfolio because repayment is more dependent on the success of the business operations of the borrower. Some of these loans are unsecured and those that are secured frequently have collateral that rapidly depreciates or is difficult to control in the event of a default.

Commercial Real Estate Lending. We originate commercial real estate loans that are generally secured by properties used for business purposes such as retail stores, other mixed-use (business and residential) properties, restaurants, light industrial and small office buildings located in our primary market area. Our commercial real estate loans are generally made in amounts up to 70% of the appraised value of the property. These loans are most commonly made with terms up to five years with interest rates that adjust to 100 or 150 basis points above the floating prime rate. A significant portion of these loans are subject to an interest rate floor ranging between 7.00% to 7.50%. Our underwriting standards consider the collateral of the borrower, the net operating income of the property and the borrower's expertise, credit history and profitability. We require personal guarantees from the borrower or the principals of the borrowing entity. At December 31, 2005, our commercial real estate loans totaled $30,092,887, or 40.5% of total loans.

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

Construction Lending. Our construction loans primarily have been made to builders and developers to finance the construction of one- to four-family residential properties and, to a lesser extent, multi-family residential real estate properties. Our policies provide that construction loans may be made in amounts up to the lesser of 80% of the total hard and soft costs of the project or Victory State bank's loans to-one borrower limitation. We generally require personal guarantees. Construction loans generally are made with prime-based interest rates with terms up to 18 months. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. At December 31, 2005, our construction loans totaled $29,611,346 or 39.8% of total loans.

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

Loan Approval Procedures and Authority. All unsecured loans in excess of $200,000 and all secured loans over $400,000, are reviewed and approved by the Loan Committee, which consists of seven directors of Victory State Bank, prior to commitment. Smaller loans may be approved by underwriters designated by the Bank's Chief Executive Officer. Consumer loans not secured by real estate and unsecured consumer loans, depending on the amount of the loan and the loan to value ratio, where applicable, require the approval of the Bank's Chief Lending Officer and/or Chief Executive Officer.

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

Classified Assets. Federal regulations and our Loan Review and Risk Rating Policy provide for the classification of loans and other assets we consider to be of lesser quality as "Substandard", "Doubtful" or "Loss" assets. An asset is considered "Substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "Doubtful" have all of the weaknesses inherent in those classified "Substandard" with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "Loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose us to sufficient risk to warrant classification but which possess weaknesses are designated "Special Mention" by management. We had twenty
(20) loans, in the aggregate amount of $2,390,871, classified as special mention, ten (10) loans, in the aggregate amount of $1,775,228, classified as substandard, one (1) loan, in the aggregate amount of $19,587, classified as doubtful, and no loans classified as loss as of December 31, 2005.

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

The following table sets forth delinquencies in our loan portfolio as of the dates indicated:

                                                 At December 31, 2005
                                  --------------------------------------------------
                                         60-89 Days              90 Days or more
                                    Number     Principal       Number     Principal
                                  ----------   ----------    ----------   ----------
Commercial real estate                    --   $       --             6   $1,123,081
Commercial construction                   --           --             2      579,000
Commercial unsecured                       1        8,420            --           --
                                  ----------   ----------    ----------   ----------
Total                                      1   $    8,420             8   $1,702,081
                                  ==========   ==========    ==========   ==========

Delinquent loans to total loans                      0.01%                      2.29%


                                                 At December 31, 2004
                                  --------------------------------------------------
                                         60-89 Days              90 Days or more
                                    Number     Principal       Number     Principal
                                  ----------   ----------    ----------   ----------
Commercial real estate                     2   $  256,137             4   $  160,310
Commercial unsecured                      --           --             1       20,112
Other                                     --           --             1        2,476
                                  ----------   ----------    ----------   ----------
Total                                      2   $  256,137             6   $  182,898
                                  ==========   ==========    ==========   ==========

Delinquent loans to total loans                      0.37%                      0.27%


                                                 At December 31, 2003
                                  --------------------------------------------------
                                         60-89 Days              90 Days or more
                                    Number     Principal       Number     Principal
                                  ----------   ----------    ----------   ----------
Commercial real estate                     2   $  503,694             4   $  259,026
Commercial construction                   --           --             1      145,000
Commercial unsecured                      --           --             1       30,619
Other                                     --           --             1        4,406
                                  ----------   ----------    ----------   ----------
Total                                      2   $  503,694             7   $  439,051
                                  ==========   ==========    ==========   ==========

Delinquent loans to total loans                      0.74%                      0.64%


                                                 At December 31, 2002
                                  --------------------------------------------------
                                         60-89 Days              90 Days or more
                                    Number     Principal       Number     Principal
                                  ----------   ----------    ----------   ----------
Commercial real estate                    --   $       --             7   $  925,952
Commercial unsecured                      --           --             1       14,734
                                  ----------   ----------    ----------   ----------
Total                                     --   $       --             8   $  940,686
                                  ==========   ==========    ==========   ==========

Delinquent loans to total loans                      0.00%                      1.48%


                                                 At December 31, 2001
                                  --------------------------------------------------
                                         60-89 Days              90 Days or more
                                    Number     Principal       Number     Principal
                                  ----------   ----------    ----------   ----------
Commercial construction                    1   $    7,376            --   $       --
Other                                     --           --            --           --
                                  ----------   ----------    ----------   ----------
Total                                      1   $    7,376            --   $       --
                                  ==========   ==========    ==========   ==========

Delinquent loans to total loans                      0.01%                      0.00%

Loans 90 days or more past due represent non-accrual loans and loans that are contractually past due maturity but are still accruing interest.

Non-performing Assets. The following table sets forth information about our non-performing assets at December 31, 2005, 2004 and 2003.

                                 At December 31,   At December 31,   At December 31,
                                      2005              2004              2003
                                 --------------    --------------    --------------
Non-performing assets:
  Commercial loans:
    Unsecured                    $           --    $       20,112    $       30,619
  Commercial real estate              1,022,097           121,810           259,026
  Construction                          579,000                --           145,000
  Consumer loan                              --             2,476             4,406
                                 --------------    --------------    --------------

       Total non-performing
          assets                 $    1,601,097    $      144,398    $      439,051
                                 ==============    ==============    ==============

Non-performing loans to total
  loans                                    2.15%             0.21%             0.64%
Non-performing loans to total
  assets                                   0.74%             0.06%             0.24%
Non-performing assets to total
  assets                                   0.74%             0.06%             0.24%

The gross interest income that would have been recorded in 2005 if the non-accrual loans had been current in accordance with their original terms was $64,880. The amount of interest income on those loans that was included in net income for 2005 was $18,667.

The following table sets forth the aggregate carrying value of our assets classified as Substandard, Doubtful and Loss according to asset type:

                             At December 31, 2005      At December 31, 2005
                                  Substandard                Doubtful
                            -----------------------   -----------------------
                              Number       Amount       Number       Amount
                            ----------   ----------   ----------   ----------
Classification of assets:
Commercial Loans:
    Unsecured                        4   $  150,153           --   $       --
Commercial Real Estate               3      904,217            1       19,587
Construction                         3      677,293           --           --
Other                                1       43,565           --           --
                            ----------   ----------   ----------   ----------
    Total loans                     11   $1,775,228            1   $   19,587
                            ==========   ==========   ==========   ==========

No assets were classified as Loss at year end 2005.

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

As of December 31, 2005, our allowance for loan losses was $1,153,298 or 1.55% of total loans. Based upon all relevant and presently available information, management believes that the allowance for loan losses is appropriate. We continue to monitor and modify the level of the allowance for loan losses in order to maintain the allowance at a level which management considers appropriate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary, based on changes in economic and local market conditions beyond management's control. In addition, federal and state bank regulatory agencies periodically review Victory State Bank's loan loss allowance as part of their periodic safety and soundness examinations of the Bank. They may recommend or seek to compel increases in the allowance if they believe that weaknesses in the loan portfolio are more significant than management's assessment.

The following table sets forth the activity in our allowance for loan losses:

                                                                                    For the Year
                                                                                       Ended
                                                                                    December 31,
                                                  --------------------------------------------------------------------------------
                                                      2005             2004             2003             2002             2001
                                                  ------------     ------------     ------------     ------------     ------------
Allowance for Loan Losses:
   Balance at beginning of period                 $  1,299,520     $  1,162,776     $  1,168,358     $    894,692     $    766,377
   Charge-offs:
   Commercial loans:
     Unsecured                                        (318,399)        (180,125)        (315,490)        (130,191)        (229,337)
   Other loans                                         (25,302)          (4,940)         (17,138)         (24,421)         (15,444)
                                                  ------------     ------------     ------------     ------------     ------------
Total charge-offs                                     (343,701)        (185,065)        (332,628)        (154,612)        (244,781)
Recoveries                                             257,479          171,809          122,046           73,278           68,096
                                                  ------------     ------------     ------------     ------------     ------------
Net charge-offs                                        (86,222)         (13,256)        (210,582)         (81,334)        (176,685)
Provision charged to income                            (60,000)         150,000          205,000          355,000          305,000
                                                  ------------     ------------     ------------     ------------     ------------
Balance at end of period                          $  1,153,298     $  1,299,520     $  1,162,776     $  1,168,358     $    894,692
                                                  ============     ============     ============     ============     ============

Ratio of net charge-offs during the period to
 average loans outstanding during the period              0.12%            0.02%            0.49%            0.27%            0.37%
Ratio of allowance for loan losses to
 total loans at the end of period                         1.55%            1.90%            1.70%            1.83%            1.77%
Ratio of allowance for loan losses to
 non-performing loans at the end of the period           72.03%          899.96%          264.84%          356.45%          137.73%
Ratio of allowance for loan losses to
 non-performing assets at the end of the period          72.03%          899.96%          264.84%          356.45%          137.73%

The following table sets forth the allocation of our allowance for loan losses among each of the categories listed.

                                 At December 31,              At December 31,              At December 31,
                                       2005                         2004                         2003
                            --------------------------   -------------------------    -------------------------
                                           % of Loans                   % of Loans                   % of Loans
                                          in Category                  in Category                  in Category
                                              to                           to                           to
                              Amount      Total Loans      Amount      Total Loans      Amount      Total Loans
                            -----------   -----------    -----------   -----------    -----------   -----------
Allowance:
  Commercial loans:
    Unsecured               $   360,532          14.9%   $   351,215          14.1%   $   218,871          13.1%
    Secured                       2,349           2.1         17,660           2.3         22,766           2.8
  Commercial real estate        363,072          40.1        490,488          46.5        523,209          47.5
  Residential real estate         7,835           0.4         11,296           1.6         12,957           2.0
  Construction loans            362,590          39.8        358,632          33.4        354,792          32.5
  Other loans                    56,920           2.7         70,229           2.1         30,181           2.1
                            -----------   -----------    -----------   -----------    -----------   -----------
Total allowances            $ 1,153,298         100.0%   $ 1,299,520         100.0%   $ 1,162,776         100.0%
                            ===========   ===========    ===========   ===========    ===========   ===========


                                 At December 31,              At December 31,
                                       2002                         2001
                            -------------------------    -------------------------
                                           % of Loans                   % of Loans
                                          in Category                  in Category
                                              to                           to
                              Amount      Total Loans      Amount      Total Loans
                            -----------   -----------    -----------   -----------
Allowance:
  Commercial loans:
    Unsecured               $   290,496          17.7%   $   218,772          21.6%
    Secured                      55,186           6.3        290,535           8.6
  Commercial real estate        567,390          49.1        279,512          42.5
  Residential real estate         8,896           0.8          2,351           0.7
  Construction loans            206,920          23.4         79,030          24.3
  Other loans                    39,470           2.7         24,492           2.3
                            -----------   -----------    -----------   -----------
Total allowances            $ 1,168,358         100.0%   $   894,692         100.0%
                            ===========   ===========    ===========   ===========

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

Our policies generally limit investments to government and federal agency securities or AAA rated securities, including corporate debt obligations, that are investment grade with weighted average lives of seven years or less. Our policies provide that all investment purchases be ratified by the Bank's Board and may only be initiated by the President or Chief Financial Officer of the Bank. Investment securities consist of collateralized mortgage obligations ("CMO") with an estimated average lives of 4.5 years or less, mortgage-backed securities ("MBS") with maturities of seven years or less and U.S. Agency notes with a maturity of less than 15 years. These CMOs and MBS are backed by federal agencies such as Federal National Mortgage Association ("FNMA") and the Federal Home Loan Mortgage Corporation ("FHLMC") or are "AAA" rated whole loan securities. At December 31, 2005, we had investment securities with a cost basis of $108,689,698 and a fair value of $106,023,293. Of these, $97,633,137 were either CMO's or MBS's. The entire investment portfolio at December 31, 2005 was classified as available for sale and is accounted on a fair market value basis.

The following table sets forth certain information regarding the amortized cost and fair values of the investment securities, available for sale portfolio at the dates indicated:

                                                              At December 31,
                          ---------------------------------------------------------------------------------------
                                     2005                          2004                          2003
                          ---------------------------   ---------------------------   ---------------------------
                           Amortized        Fair         Amortized        Fair         Amortized        Fair
                              Cost          Value           Cost          Value           Cost          Value
                          ------------   ------------   ------------   ------------   ------------   ------------
Investments securities,
   available for sale
US Government Agency      $  8,500,000   $  8,390,156   $  8,500,000   $  8,481,563   $  2,000,000   $  2,000,000
FNMA                         9,348,861      9,067,796     11,245,666     11,118,275        698,940        743,311
FHLMC                          321,113        320,258        517,411        523,766      1,013,649      1,033,838
GNMA                         2,718,832      2,627,459      3,296,901      3,263,366      3,782,659      3,732,954
Whole Loan MBS               4,135,883      4,051,823      5,114,582      5,068,462      3,691,027      3,746,108
Collateralized mortgage
   obligations              83,665,009     81,565,801    100,728,914    100,077,335     72,302,939     71,915,336
                          ------------   ------------   ------------   ------------   ------------   ------------

                          $108,689,698   $106,023,293   $129,403,474   $128,532,767   $ 83,489,214   $ 83,171,547
                          ============   ============   ============   ============   ============   ============

The table below sets forth certain information regarding the amortized cost value, weighted average yields and stated maturities of our investment securities at December 31, 2005 and 2004.

                                                             At December 31, 2005
                 -------------------------------------------------------------------------------------------------------------------
                              Weighted                 Weighted                  Weighted                   Weighted
                 Less Than    Average       1 To 5     Average       5 To 10     Average       Over 10      Average
                   1 Year      Yield        Years       Yield         Years       Yield         Years        Yield          Total
                 ----------  ----------   ----------  ----------   -----------  ----------   ------------  ----------   ------------
Investment
  Securities:
US Government
  Agency         $       --          --%  $5,500,000        3.00%  $ 3,000,000        3.89%  $         --          --%  $  8,500,000
FNMA 7 Year
  Balloon            29,328        5.56           --          --     2,889,149        4.15      6,430,384        3.90      9,348,861
FHLMC                    --          --      321,113        4.95            --          --             --          --        321,113
GNMA                     --          --           --          --            --          --      2,718,832        4.40      2,718,832
Whole Loan MBS           --          --           --          --            --          --      4,135,883        4.74      4,135,883
Collateralized
   Mortgage
   Obligations           --          --           --          --     1,935,895        4.57     81,729,114        4.45     83,665,009
                 ----------               ----------               -----------               ------------               ------------

Total            $   29,328        5.56%  $5,821,113        3.11%  $ 7,825,044        4.15%  $ 95,014,213        4.42%  $108,689,698
                 ==========               ==========               ===========               ============               ============


                                                             At December 31, 2004
                 -------------------------------------------------------------------------------------------------------------------
                              Weighted                 Weighted                  Weighted                   Weighted
                 Less Than    Average       1 To 5     Average       5 To 10     Average       Over 10      Average
                   1 Year      Yield        Years       Yield         Years       Yield         Years        Yield          Total
                 ----------  ----------   ----------  ----------   -----------  ----------   ------------  ----------   ------------

Investment
  Securities:
US Government
   Agency        $       --          --%  $3,000,000        2.98%  $ 5,500,000        3.54%  $         --          --%  $  8,500,000
FNMA 7 Year
   Balloon               --          --      560,127        5.33     2,976,988        4.36      7,708,551        3.92     11,245,666
FHLMC                    --          --      517,411        5.02            --          --             --          --        517,411
GNMA                     --          --           --          --            --          --      3,296,901        4.39      3,296,901
Whole Loan MBS           --          --           --          --            --          --      5,114,582        4.66      5,114,582
Collateralized
   Mortgage
   Obligations           --          --           --          --     2,585,812        4.24     98,143,102        4.43    100,728,914
                 ----------               ----------               -----------               ------------               ------------

Total            $       --          --%  $4,077,538        3.60%  $11,062,800        4.07%  $114,263,136        4.40%  $129,403,474
                 ==========               ==========               ===========               ============               ============

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

Our focus on customer service, primarily for the business and professional community in our marketplace, has facilitated our retention of non-interest bearing checking accounts and low costing NOW and money market accounts, which generally have interest rates substantially less than certificate of deposits. At December 31, 2005, these types of low cost deposit accounts amounted to $110,710,876, or 57.3% of total deposits.

The following table presents deposit activity for the periods indicated.

                                                            Year Ended        Year Ended       Year Ended
                                                            December 31,      December 31,     December 31,
                                                               2005              2004             2003
                                                          --------------    --------------   --------------
Beginning balance                                         $  215,423,473    $  167,103,445   $  123,702,365
      Net (decrease)/ increase before interest credited      (23,793,756)       47,520,990       43,211,836
      Interest credited on deposits                            1,621,442           799,038          788,600
                                                          --------------    --------------   --------------

Ending balance                                            $  193,251,159    $  215,423,473   $  167,702,801
                                                          ==============    ==============   ==============

The following table provides information regarding the remaining term to maturity of our time deposits over $100,000 at December 31, 2005:

     Maturity Period                                              Amount
   -------------------                                        -------------

   Three months or less                                       $  49,298,102
   Over three through six months                                  6,103,486
   Over six through 12 months                                     1,575,750
   Over 12 months                                                        --
                                                              -------------
       Total                                                  $  56,977,338
                                                              =============

The following table presents by various rate categories, the amount and the periods to maturity of the certificate accounts outstanding at December 31, 2005.

                                       Over Six Mos.  Over One Year  Over Two Years
                         Six Months    Through One    Through Two    Through Three   Over Three
                          And Less         Year          Years           Years         Years           Total
                        ------------   ------------   ------------   ------------   ------------   ------------
Certificate accounts:
   1.00% to 1.99%       $ 12,934,695   $  1,265,963   $         --   $         --   $         --   $ 14,200,658
   2.00% to 2.99%         37,907,884        601,759        959,829        164,000             --     39,633,472
   3.00% to 3.99%         10,886,812      1,095,135        443,196        327,000      1,145,000     13,897,143

                        ------------   ------------   ------------   ------------   ------------   ------------
                        $ 61,729,391   $  2,962,857   $  1,403,025   $    491,000   $  1,145,000   $ 67,731,273
                        ============   ============   ============   ============   ============   ============

Borrowings

We do not routinely utilize borrowings, but in connection with the issuance of $5 million in trust preferred securities in August 2003, we issued a $5.2 million subordinated note to VSB Capital Trust I. Therefore, at December 31, 2004 and 2005, we had $5.2 million in subordinated debt.

Personnel

As of December 31, 2005, we had 51 full-time employees and 20 part-time employees. These employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be good.

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

We are subject to capital adequacy guidelines of the Federal Reserve. The guidelines apply on a consolidated basis and require bank holding companies to maintain a minimum ratio of Tier1 capital to total assets of 4.0%. The minimum ratio is 3.0% for the most highly rated bank holding companies. The Federal Reserve's capital adequacy guidelines also require bank holding companies to maintain a minimum ratio of qualifying total capital to risk-weighted assets of 8.0%, and a minimum ratio of Tier1 capital to risk-weighted assets of 4.0%. As of December 31, 2005, the ratio of Tier 1 capital to total assets was 9.54%, the ratio of Tier 1 capital to risk-weighted assets was 20.37%, and the ratio of qualifying total capital to risk-weighted assets was 21.47%.

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

We have not elected to be treated as a financial holding company since we have no current plans to use the authority to engage in expanded activities. However, we may elect to do so in the future.

Section 404 of the Sarbanes-Oxley Act. The Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley") implements a broad range of corporate governance and accounting measures for public companies (including VSB Bancorp, Inc.) designed to promote honesty and transparency in corporate America. Among many other requirements, Sarbanes-Oxley includes a requirement, in Section 404, that annual reports include Section 404 of the Act requires each annual report of a public company to include a report by management on the company's internal control over financial reporting. The Securities and Exchange Commission has extended the deadline for non-accelerated filers (such as VSB Bancorp, Inc.) to comply with the filing requirements under Section 404. Under the extension, we are not required to comply with Section 404 until the fiscal year ending December 31, 2007. There have been proposals to amend, repeal or further delay the implementation Section 404 requirements and we cannot determine the ultimate outcome of those proposals. If we are required to implement Section 404 in its current form, we would be required to allocate significant amounts of management and other employee time to compliance and incur significant expense in fees to our independent registered public accountants.

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

At December 31, 2005, the Bank met each of its capital requirements.

The following table shows the Bank's actual capital amounts and ratios.

                                                                                           To be well-capitalized
                                                                       For capital         under prompt corrective
                                               Actual               adequacy purposes         action provisions
                                       ----------------------    ----------------------    ----------------------
                                         Amount        Ratio        Amount       Ratio        Amount       Ratio
                                       ------------   -------    ------------   -------    ------------   -------
As of December 31, 2005
       Tier 1 Capital
           (to Average Assets)         $ 20,453,000      9.19%   $  8,897,920      4.00%   $ 11,122,400      5.00%
       Tier 1 Capital
           (to Risk Weighted Assets)     20,453,000     19.66%      4,162,120      4.00%      6,243,180      6.00%
       Total Capital
           (to Risk Weighted Assets)     21,606,000     20.76%      8,324,240      8.00%     10,405,300     10.00%

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

At December 31, 2005, the Company and the Bank had capital levels which qualified it as a "well-capitalized" institution.

FDIC Insurance

The Bank is a member of the Bank Insurance Fund ("BIF") administered by the FDIC. As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the FDIC.

On February 8, 2006, President Bush signed into law the Federal Deposit Insurance Reform Act of 2005. The law increases the amount of deposit insurance available for retirement accounts, indexes the amount of deposit insurance to inflation, merges the two existing deposit insurance funds (one historically for banks and one historically for savings and loan associations) into a single fund and gives the FDIC greater flexibility in determining the amount of future deposit insurance premiums that banks may be required to pay. The law also grants banks that were in existence prior to December 31, 1996 and paid deposit insurance premium prior to that date a credit against future deposit insurance assessments that the FDIC may make. The amount of the credit for each bank is based upon the amount of deposits they had on December 31, 1996. Since the Bank did not open for business until 1997, it is not entitled to any credit. Therefore, if the FDIC decides to reimpose deposit insurance premiums in the future, the Bank may be at a competitive disadvantage when compared to institutions with longer operating histories because those institutions might have lower expenses for deposit insurance premiums. The effect of the credit cannot be determined at this time because that effect would depend upon whether, when and upon what basis the FDIC imposes deposit insurance premiums in the future.

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

Brokered Deposits

Under federal law and applicable regulations, (i) a well capitalized bank may solicit and accept, renew or roll over any brokered deposit without restriction,
(ii) an adequately capitalized bank may not accept, renew or roll over any brokered deposit unless it has applied for and been granted a waiver of this prohibition by the FDIC and (iii) an undercapitalized bank may not (x) accept, renew or roll over any brokered deposit or (y) solicit deposits by offering an effective yield that exceeds by more than 75 basis points the prevailing effective yields on insured deposits of comparable maturity in such institution's normal market area or in the market area in which such deposits are being solicited. The term "undercapitalized insured depository institution" is defined to mean any insured depository institution that fails to meet the minimum regulatory capital requirement prescribed by its appropriate federal banking agency. The FDIC may, on a case-by-case basis and upon application by an adequately capitalized insured depository institution, waive the restriction on brokered deposits upon a finding that the acceptance of brokered deposits does not constitute an unsafe or unsound practice with respect to such institution. The Bank had no brokered deposits outstanding at December 31, 2005.

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

The CRA requires FDIC insured banks to define the assessment areas that they serve, identify the credit needs of those assessment areas and take actions that respond to the credit needs of the community. The FDIC must conduct regular CRA examinations of the Bank and assign it a CRA rating of "outstanding," "satisfactory," "needs improvement" or "unsatisfactory." The Bank is also subject to provisions of the New York State Banking Law which impose similar obligations to serve the credit needs of its assessment areas. The New York Banking Department makes a biennial written assessment of a bank's compliance, and makes the assessment available to the public. Federal and New York State laws both require consideration of these ratings when reviewing a bank's application to engage in certain transactions, including mergers, asset purchases and the establishment of branch offices. A negative assessment may serve as a basis for the denial of any such application. The Bank has received "Satisfactory" ratings from both the New York Banking Department and the FDIC.

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

Assessments

Banking institutions are required to pay assessments to both the FDIC and the NYSBD to fund their operations. The assessments are based upon the amount of the Bank's total assets. The Bank must also pay an examination fee to the NYSBD when they conduct an examination. The Bank paid federal and state assessments and examination fees of $48,705 in 2005.

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

Federal Reserve System

The Federal Reserve Board regulations require banks to maintain non-interest earning reserves against their transaction accounts (primarily regular checking accounts and interest-bearing checking accounts). The Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $48.3 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement is 3%; for accounts greater than $48.3 million, the reserve requirement is $1.2 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $40.6 million. The first $7.8 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The Bank is in compliance these requirements. Because required reserves must be maintained in the form of either vault cash or a non-interest-bearing account at a Federal Reserve Bank or a pass-through account as defined by the Federal Reserve Board, the effect of this reserve requirement is to reduce our interest-earning assets.

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

Minimum Tax

The Internal Revenue Code imposes an alternative minimum tax ("AMT") at a rate of 20% on a base of regular taxable income plus certain tax preferences ("alternative minimum taxable income" or "AMTI"). The AMT is payable to the extent such AMT is in excess of the Company's regular tax liability. Net operating losses can offset no more than 90% of AMT. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. We have not been subject to the alternative minimum tax and have no such amounts available as credits.

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

Item 2. Description of Property.

We conduct our business through four banking offices, with our fifth and sixth offices currently under construction. The main office is also our loan origination center.

                                                                         Original                         Net Book Value
                                                                           Date           Date of          of Leasehold
                                                        Leased or       Leased or          Lease         Improvements at
Location                              Description         Owned          Acquired      Expiration (1)   December 31, 2005
                                     --------------   --------------  ---------------  ---------------  -----------------
3155 Amboy Road
Staten Island, N.Y. 10306             Main Office        Leased            1997          12/31/2006         $   29,591

755 Forest Avenue
Staten Island, N.Y. 10310               Branch           Leased            1999          11/30/2013         $  164,416

One Hyatt Street
Staten Island, N.Y. 10301               Branch           Leased            1999          10/30/2014         $   75,614

1762 Hylan Boulevard (2)
Staten Island, N.Y. 10305               Branch           Leased            2001           6/30/2016         $  715,559

1766 Hylan Boulevard (3)
Staten Island, N.Y. 10305            Retail Stores       Leased            2001           6/30/2016         $  205,249

4142 Hylan Boulevard
Staten Island, N.Y. 10308               Branch           Leased            2005           3/25/2020              (4)

1065 Bay Street
Staten Island, N.Y. 10305               Branch           Leased            2006              (5)                 (4)

                                                                                                        -----------------
Total net book value                                                                                        $1,190,429
                                                                                                        =================

(1) All lease agreements with the exception of 3155 Amboy Road are renewable at our option.
(2)  Hylan Boulevard Branch commenced operations on December 4, 2002.
(3) We leased the retail stores at 1766 Hylan Boulevard as a component of the lease for the Hylan branch and we sublease the property to retail tenants.
(4)  Construction in progress. No recorded book value.
(5) This branch is under construction and the lease term will expire 15 years after the date of delivery of the space to the Bank by the landlord after certain construction is complete.

Item 3. Legal Proceedings.

The Bank is a defendant in an action pending in Supreme Court, Richmond County, commenced by IndyMac Bank, F.S.B. against the Bank, LaMattina & Associates, Inc. ("LAI") and various individuals and entities alleged to be officers, directors or otherwise to have relationships with LAI. LAI was a deposit customer of the Bank engaged in the business of providing real estate settlement services to lenders making residential mortgage loans. The plaintiff alleges that it was such a lender and that it had provided funds to LAI by wiring those funds to an account of LAI at the Bank to use to fund mortgage loans to be made by the plaintiff, only to have LAI not use those funds for their intended purpose. The action was commenced in August 2005. In November 2005, the plaintiff amended its complaint to add the Bank as a defendant and asserted a claim against the Bank for aiding and abetting a breach of a fiduciary duty.

After the Bank made a motion to dismiss the claims against it, the plaintiff requested court permission to drop the aiding and abetting a breach of fiduciary duty claim, and to instead assert different claims based upon alleged negligence, misappropriation and deceptive business practices under the New York General Business Law. The proposed amended complaint requests monetary damages against the Bank of $1,817,041 plus recovery of attorneys fees. The Bank anticipates that the court will permit the plaintiff to amend its complaint. The Bank intends to defend aggressively the amended claims and has referred the litigation to its insurance carrier, which has indicated that at least some of the claims in the proposed second amended complaint asserted against the Bank are covered by insurance.

VSB Bancorp, Inc., is not involved in any pending legal proceedings. The Bank, from time to time, is involved in routine collection proceedings in the ordinary course of business on loans in default. Management believes that such other routine legal proceedings in the aggregate are immaterial to our financial condition or results of operations.

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

                                                             2005
                                                             ----
                         First Quarter       Second Quarter        Third Quarter        Fourth Quarter
                         -------------       --------------        -------------        --------------
High Bid..............       $25.50               $27.00               $23.00                $21.60
Low Bid...............       $21.55               $21.50               $21.00                $19.40
                                                             2004
                                                             ----
                         First Quarter*      Second Quarter        Third Quarter        Fourth Quarter
                         -------------       --------------        -------------        --------------
High Bid..............       $24.00               $23.60               $23.60                $23.50
Low Bid...............       $17.25               $22.00               $22.30                $21.75

* All per share prices have been adjusted for the one share for every three shares stock split effected as a stock dividend paid on March 8, 2004.

We have approximately 273 stockholders of record. We have not paid any cash dividends.

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

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

VSB Bancorp, Inc. (referred to using terms such as "we," "us," or the "Company") became the holding company for Victory State Bank (the "Bank"), a New York State chartered commercial bank, upon the completion of a reorganization of the Bank into the holding company form of organization. The reorganization was effective in May 2003. Our primary business is owning all of the issued and outstanding stock of the Bank. Victory State Bank is a New York State chartered commercial bank, founded in November 1997. The Bank is supervised by the New York State Banking Department and the Federal Deposit Insurance Corporation ("FDIC"). The Bank gathers deposits from individuals and businesses primarily in Staten Island and makes loans throughout that community. The Bank invests funds that are not used for lending primarily in government securities, mortgage backed securities and collateralized mortgage obligations. Customer deposits are insured, up to the applicable limit, by the FDIC. VSB Bancorp, Inc. common stock is quoted on the NASDAQ Over the Counter Market ("OTC") under the symbol "VSBN".

Since the Bank opened for business in 1997, the Board of Directors and management have pursued a strategy of growth and expansion in order to enhance the long term value of our banking franchise. The Board of Directors and management anticipate that an increase in customer deposits, and the resulting increase in funds we would have available to fund asset growth, will generate an increase in net interest income.

We experienced an overall decline in deposits in 2005 due to factors we discuss below. We expect to open two new branches in 2006 and we anticipate that those new branches, as well as our existing branch network, will generate an increase in funds for investment in the future.

In order to support branch expansion and asset growth, we have not paid cash dividends since we opened for business. Instead, our Board of Directors has elected to retain earnings to increase our capital base so that we can continue to be classified as well-capitalized for regulatory capital purposes while we grow.

We also recognize that, on a short term basis, the development of a branch network generates significant expenses before it generates income from increased business. Our Board of Directors views the adverse effect on net income which occurs immediately after a branch opening as an investment in our future. As we have seen with our existing banking offices, as they mature and their deposits increase, we have increasing funds available for investment.

During 2005, we faced a number of challenges, including increases in market interest rates that pushed up our cost of funds, both due to the upward pressure of deposit rates. Furthermore, our customers appear to have elected to move funds into higher rate deposit types such as certificate accounts as our rates on those products were high enough to outweigh the decreased convenience associated with them. However, the increase in the prime rate also allowed us to increase the yields on our existing prime based loans and originate new loans at higher initial interest rates.

Also important in 2005 was a shift in our deposit mix as we experienced a decline in non-interest bearing demand deposits. This decline resulted from a number of factors including a reduction in real estate activity, which reduced demand deposits held in connection with pending real estate transactions; our termination of a relationship with a company providing services to residential mortgage lenders that eliminated demand deposit balances held by that company on pending and closed loans; and a shift in customer preferences towards interest bearing accounts as the yields on those accounts increased to the point where they became desirable alternatives.

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

Critical Accounting Policies

We are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses during the reporting period. The allowance for loan losses, prepayment estimates on the mortgage-backed securities and Collateralized Mortgage Obligation portfolios, contingencies and fair values of financial instruments are particularly subject to change and to management's estimates. Actual results can differ from those estimates and may have an impact on our financial statements.

Asset/Liability Management

We maintain the interest rate sensitivity of our assets by investing primarily in CMO's and MBS's with short and intermediate average lives to generate cash flows and by originating and retaining primarily loans with interest rates based on the prime rate. As of December 31, 2005, prime based loans totaled $62,840,808, or 84.5% of total loans. Many of these prime based loans are subject to interest rate floors of 7.00% to 8.50%. We anticipate that we will continue to concentrate on originating prime based loans in our principal market areas. We also expect to continue to invest other available funds that we cannot invest in loans in short-term investment grade securities.

Cash Flow Sensitivity Analysis. The matching of assets and liabilities may be analyzed by examining our cash flow sensitivity "gap." An asset or liability is said to be cash flow sensitive within a specific time period if it will mature or reprice within that time period. The cash flow sensitivity gap is defined as the difference between the amount of interest-earning assets maturing within a specific time period and the amount of interest-bearing liabilities maturing within that time period. A gap is considered positive when the amount of interest earning assets exceeds the amount of interest bearing liabilities. A gap is considered negative when the amount of interest bearing liabilities exceeds the amount of interest earning assets.

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

In the current interest rate environment, we generally have been investing available funds not needed for lending in CMOs and MBSs with estimated average lives of four and one-half years or less. As a result of this strategy, and based upon the assumptions used in the following table at December 31, 2005, our total interest-bearing liabilities maturing within one year exceeded our total interest-earning assets maturing in the same period by $16,989,547, representing a one year cumulative gap ratio of negative 3.57%. We closely monitor our interest rate risk as such risk relates to our operational strategies. The Victory State Bank Board of Directors has established an Asset/Liability Committee, responsible for reviewing our asset/liability policies and interest rate risk position, which generally meets quarterly and reports back to the Board on interest rate risk and trends on a quarterly basis. We are currently attempting to achieve a positive gap position in light of the current interest rate environment. There can be no assurance, however, that we will be able to achieve a positive gap position or that our strategies will not result in maintaining a negative gap position in the future. Although we have not experienced a material runoff in our core deposits, there can be no assurances that such a runoff will not occur in the future if depositors seek higher yielding investments.

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

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2005 which we estimate, based upon certain assumptions, will mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown which mature during a particular period were determined in accordance with the earlier of estimated repayment or runoff or the contractual terms of the asset or liability. Our loan prepayment assumptions are based on peer banks' historical performance and statistics, including a 26.7% prepayment assumption on other loans and a 38.0% prepayment assumption on fixed-rate loans. There can be no assurance that deposits would reprice to peer bank's historical levels if interest rates were to increase. Certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets may have features which restrict changes in interest rates on a short-term basis and over the life of the asset. For example, if a prime rate loan has a minimum interest rate of 7.5%, an increase in a very low prime rate might not be sufficient to increase the interest rate on the loan to more than the minimum. Further, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the table. Finally, the ability of many borrowers to service their prime rate loans may decrease in the event of an interest rate increase.

                                                                            At December 31, 2005
                                            -----------------------------------------------------------------------------------
                                                Three             Four            More than
                                               months           to twelve        One year to       More than
                                               or less           months          five years        five years         Total
                                            -------------     -------------     -------------    -------------    -------------
Interest-earning assets:
 Commercial loans (1)                       $  68,679,297     $      36,987     $     340,707    $     200,078    $  69,257,069
 Consumer loans (1)                             3,335,691            28,352            47,019           66,092        3,477,154
 Money market investments                         730,758                --                --               --          730,758
 Mortgage-backed securities                     5,722,472        17,167,416        77,225,387               --      100,115,275
 Other interest-earning assets                 21,394,072                --                --               --       21,394,072
 Investment securities                                 --                --         5,500,000        3,000,000        8,500,000
                                            -------------     -------------     -------------    -------------    -------------
    Total interest-earning assets              99,862,290        17,232,755        83,113,113        3,266,170      203,474,328
Less:
 Unearned (discount) and deferred fees(2)         (92,268)         (276,804)           57,408               --         (311,664)
                                            -------------     -------------     -------------    -------------    -------------
Net interest-earning assets                    99,770,022        16,955,951        83,170,521        3,266,170      203,162,664

Interest-bearing liabilities:
 Savings accounts                              14,809,010                --                --               --       14,809,010
 NOW accounts                                  23,574,056                --                --               --       23,574,056
 Money market accounts                         20,907,998                --                --               --       20,907,998
 Certificate accounts                          53,220,153        11,472,095         3,039,025               --       67,731,273
 Subordinated debt                                     --                --         5,155,000               --        5,155,000
                                            -------------     -------------     -------------    -------------    -------------
    Total interest-bearing liabilities        112,511,217        11,472,095         8,194,025               --      132,177,337

Interest sensitivity gap                    $ (12,741,195)    $   5,483,856     $  74,976,496    $   3,266,170    $  70,985,327
                                            =============     =============     =============    =============    =============
Cumulative gap                              $ (12,741,195)    $  (7,257,339)    $  67,719,157    $  70,985,327    $  70,985,327
                                            =============     =============     =============    =============    =============
Cumulative gap as a percentage
  of total interest-earning
  assets                                            -6.26%            -3.57%            33.28%           34.89%           34.89%
Cumulative net interest-earning assets
  as a percentage of total interest-
  bearing liabilities                               88.68%            94.15%           151.23%          153.70%          153.70%

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

Average Balance Sheet

The following table sets forth certain information relating to our consolidated statements of financial condition and the consolidated statements of earnings for the fiscal years ended December 31, 2005, 2004 and 2003 and reflects the average yield on assets and average cost of liabilities for the period indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The average balance of loans receivable does not include loans on which we have discontinued accruing interest. The yields and costs include net fees, which are considered adjustments to yields. No tax equivalent adjustments have been made.

                            Year Ended December 31,               Year Ended December 31,               Year Ended December 31,
                                     2005                                  2004                                  2003
                      ----------------------------------   ----------------------------------   -----------------------------------
                         Average                  Yield/     Average                   Yield/     Average                    Yield/
                         Balance     Interest      Cost      Balance       Interest     Cost      Balance        Interest     Cost
                      ------------ ------------   ------   ------------  ------------  ------   ------------   ------------  ------
Assets:
Interest-earning
 assets:
  Loans receivable    $ 71,521,353 $  5,828,338     8.15% $ 68,513,503  $  5,340,281     7.79% $ 68,232,867   $  5,120,215     7.50%
  Other interest
    earning assets      18,196,007      585,512     3.22    22,406,937       293,464     1.31    22,571,739        210,182     0.93
  Investment
    securities         114,817,580    4,870,635     4.24    95,319,848     4,051,983     4.25    61,624,978      2,242,367     3.64
                      ------------ ------------           ------------  ------------           ------------   ------------
  Total interest-
    earning assets     204,534,940   11,284,485     5.52   186,240,288     9,685,728     5.20   152,429,584      7,572,764     4.97

 Non-interest
    earning assets      13,044,634                          13,260,423                           10,413,473
                      ------------                        ------------                         ------------
  Total assets        $217,579,574                        $199,500,711                         $162,843,057
                      ============                        ============                         ============

Liabilities and
 equity:
 Interest-bearing
 liabilities:
  Savings accounts    $ 15,745,514       79,073     0.50  $ 12,596,720        63,130     0.50  $  9,150,010         57,543     0.63
  Time accounts         60,071,303    1,200,566     2.00    41,259,632       433,374     1.05    28,341,812        343,317     1.21
  Money market
   accounts             20,835,285      229,906     1.10    23,219,409       195,269     0.84    25,379,394        264,283     1.04
  Now accounts          24,524,078      104,620     0.43    23,988,825       100,941     0.42    25,610,959        123,457     0.48
  Subordinated debt      5,155,000      356,159     6.91     5,155,000       356,159     6.91     1,779,534        118,029     6.63
                      ------------ ------------           ------------  ------------           ------------   ------------
     Total interest-
      bearing
      liabilities      126,331,180    1,970,324     1.56   106,219,586     1,148,873     1.08    90,261,709        906,629     1.00
  Checking accounts     74,654,567                          79,654,202                           60,842,673
                      ------------                        ------------                         ------------
Total                  200,985,747                         185,873,788                          151,104,382
Other liabilities        2,631,982                           2,071,349                            1,438,827
                      ------------                        ------------                         ------------
  Total liabilities    203,617,729                         187,945,137                          152,543,209
 Equity                 13,961,845                          11,555,574                           10,299,848
                      ------------                        ------------                         ------------
  Total liabilities
    and equity        $217,579,574                        $199,500,711                         $162,843,057
                      ============                        ============                         ============
Net interest
 income/net
 interest
 rate spread                       $  9,314,161     3.96%               $  8,536,855     4.12%                $  6,666,135     3.97%
                                   ============   ======                ============   ======                 ============  =======
Net interest
 earning
 assets/net
 interest margin      $ 78,203,760                  4.55% $ 80,020,702                   4.58% $ 62,167,875                    4.37%
                      ============                ======  ============                 ======  ============                  ======
Ratio of
 interest-earning
 assets to interest-
 bearing liabilities          1.62 x                              1.75 x                               1.69 x
                      ============                        ============                         ============

Return On
  Average Assets:                                   1.18%                                1.14%                                 0.93%
                                                  ======                               ======                                ======
Return On
  Average Equity:                                  18.39%                               19.68%                                14.76%
                                                  ======                               ======                                ======
Equity To Assets:                                   6.73%                                5.44%                                 5.77%
                                                  ======                               ======                                ======

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

                                         Year Ended December 31, 2005                 Year Ended December 31, 2004
                                                 Compared to                                  Compared to
                                               December 31, 2004                            December 31, 2003
                                              Increase/(Decrease)                          Increase/(Decrease)
                                            In Net Interest Income                       In Net Interest Income
                                  -----------------------------------------   -----------------------------------------
                                           Due to                                       Due to
                                  --------------------------                  --------------------------
                                    Volume          Rate            Net         Volume          Rate           Net
                                  -----------    -----------    -----------   -----------    -----------    -----------
Interest-earning assets:
  Loans receivable                $   234,312    $   253,745    $   488,057   $    21,048    $   199,018    $   220,066
  Money market                             --             --             --        (3,234)             6         (3,228)
  Other interest-earning assets       (55,163)       347,211        292,048        (1,533)        84,815         83,282
  Investment securities, afs          828,654        (10,002)       818,652     1,237,333        575,511      1,812,844
                                  -----------    -----------    -----------   -----------    -----------    -----------
     Total                          1,007,802        590,955      1,598,757     1,253,614        859,350      2,112,964

 Interest-bearing liabilities:
  Savings accounts                     15,744            199         15,943        21,714        (16,127)         5,587
  Time accounts                       197,523        569,669        767,192       156,306        (66,249)        90,057
  Money market accounts               (20,027)        54,664         34,637       (22,464)       (46,550)       (69,014)
  Now accounts                          2,248          1,431          3,679        (7,786)       (14,730)       (22,516)
  Subordinated debt                        --             --             --       238,130             --        238,130
                                  -----------    -----------    -----------   -----------    -----------    -----------
     Total                            195,488        625,963        821,451       385,900       (143,656)       242,244
                                  -----------    -----------    -----------   -----------    -----------    -----------
Net change in net interest
 income                           $   812,314    ($   35,008)   $   777,306   $   867,715    $ 1,003,005    $ 1,870,720
                                  ===========    ===========    ===========   ===========    ===========    ===========

                                          Year Ended December 31, 2003
                                                  Compared to
                                                December 31, 2002
                                               Increase/(Decrease)
                                             In Net Interest Income
                                  ----------------------------------------
                                            Due to
                                  -------------------------
                                    Volume         Rate            Net
                                  -----------   -----------    -----------

Interest-earning assets:
  Loans receivable                $   836,654   ($  128,127)   $   708,527
  Money market                          3,975        (4,243)          (268)
  Other interest-earning assets       123,269       (94,497)        28,772
  Investment securities, afs        1,264,723      (947,590)       317,133
                                  -----------   -----------    -----------
     Total                          2,228,621    (1,174,457)     1,054,164

 Interest-bearing liabilities:
  Savings accounts                      9,664       (23,900)       (14,236)
  Time accounts                       251,003      (294,943)       (43,940)
  Money market accounts               116,130      (114,597)         1,533
  Now accounts                         39,928       (16,972)        22,956
  Subordinated debt                   118,029            --        118,029
                                  -----------   -----------    -----------
     Total                            534,755      (450,413)        84,342
                                  -----------   -----------    -----------
Net change in net interest
 income                           $ 1,693,866   ($  724,044)   $   969,822
                                  ===========   ===========    ===========


Comparative Results for the Years Ended December 31, 2005 and December 31, 2004

General. We had net income of $2,567,429 for the year ended December 31, 2005, as compared to net income of $2,274,578 for the year ended December 31, 2004. The principal categories which make up the 2005 net income are:

     o   Interest income of $11,284,485
     o   Reduced by interest expense of $1,970,324
     o   Increased by a credit provision for loan losses of $60,000
     o   Increased by non-interest income of $2,117,640
     o   Reduced by non-interest expense of $6,684,898
     o   Reduced by $2,239,474 in income tax expense.

         We discuss each of these categories individually and the reasons for the differences between the years ended December 31, 2005 and 2004 in the following paragraphs. The most significant factors that caused changes in net income from 2004 to 2005 were the increase in short-term interest rates and an increase in the average volume of interest-earning assets and liabilities. The interest rate increase affected both our yields on investments and our cost of funds, while the increase in average volume had a more significant effect on yields earned than on rates paid. Our average yields earned are higher than our cost of funds, and thus an increase in interest-earning assets provides more interest income than the cost of the increase in interest bearing liabilities to fund those assets. Therefore, our proposed new branches in 2006 and other marketing efforts are designed to seek to reverse the decline in assets we experienced during 2005. The implementation of our Employee Stock Ownership Plan ("ESOP") also increases compensation expense as we make contributions to the ESOP.

         Interest Income. Interest income was $11,284,485 for the year ended December 31, 2005, compared to $9,685,728 for the year ended December 31, 2004, an increase of $1,598,757, or 16.5%. The reasons for this increase include a $19,497,732 increase in the average balance of investment securities, which generated an additional $818,652 of interest income. Toward the end of 2004, we were able to increase the average volume of investment securities by focusing funds we could not deploy in loans into higher-yielding investment securities instead of lower-yielding short term investments such as overnight federal funds sold. Our volume of investment securities was highest at the beginning of 2005 and gradually declined during the year as principal was repaid on those securities, The reported yield on investment securities for the year ended 2005 was flat from the prior year because the purchases made in the portfolio in 2005 were made during the fourth quarter and they did not create a material change in the average yield

         Also contributing to the increase in interest income was a $3,007,850 or 4.4% increase in the average balance of loans receivable, coupled with a 36 basis point increase in the yield on loans. These increases generated a $488,057 increase in interest earned on loans. The increase in the volume of loans was a result of our efforts to increase our loan portfolio because loans are our highest earning asset category. The average yield on our loans increased because during 2005 the prime rate increased to the point where our prime based loans began to reprice upward from their interest rate floors that had been effective in 2004.

         Finally, we had a $292,048 increase in income from overnight funds and other interest earning assets, as the yield increased 191 basis points during 2005 due to higher market rates on short term and overnight investments. The volume of these assets declined by $4,210,930 from 2004 as we directed our available funds into investment securities which gain higher yields than overnight investments.

         Interest Expense. Interest expense was $1,970,324 for the year ended December 31, 2005, compared to $1,148,873 for the year ended December 31, 2004, an increase of 71.5%. More than 90% of the $821,451 increase in interest expense was represented by an increase in the cost of our time deposits. The average balance of time accounts increased by $18,811,671 (or 45.6%) and the average rate on those accounts increased by 95 basis points, which resulted in an increase of $767,192 in interest expense. The increase in rate was due to the increase in market rates, while the volume increase, which represented substantially all of our increase in average deposit balances between the two years, was apparently the result of a shift in customer preferences in favor of time deposit accounts. The rates we paid on those accounts increased to the point where we believe customers perceived a sufficient economic benefit for agreeing to lock up the deposited funds for the term to maturity of the time deposit.

         Our average cost of funds increased from 1.08% to 1.56% between the periods because of the increase in the cost of time and money market deposits and the shift in favor of time deposits, which are our highest cost deposit category. In addition, average non-interest bearing checking accounts decreased as a percentage of total deposits from 42.9% in 2004 to 37.1% in 2005. This decrease is due to the migration of deposits from non-interest bearing to interest-bearing products as rates increased throughout the year and the decrease in mortgage related checking account balances as the mortgage market cooled in 2005 and the Bank terminated its relationship with a customer that had maintained large balances.

         Net Interest Income Before Provision for Loan Losses. Net interest income before the provision for loan losses was $9,314,161 for the year ended December 31, 2005, an increase of $777,306, or 9.1% over the $8,536,855 we had for the year ended December 31, 2004. The increase was driven primarily by the increase in the volume of average interest-earning assets, partially offset by the increase in the cost of funds due to the higher market rates and the related customer reallocation of deposits into higher cost products. We benefited from having higher interest earning assets toward the beginning of the year, which resulted in an increase of $19,497,732 in average investment securities. Our interest rate spread declined by 16 basis points from 4.12% at December 31, 2004 to 3.96% at December 31, 2005, principally for the following reasons:

     o An increase in prevailing interest rates caused a substantial increase in the cost of our money market and time deposits;
     o Customers appear to have shifted their deposit preferences towards higher cost time deposits as the increase in interest rates made those deposits more attractive; but
     o These negative effects were partially offset by the increase in the yield and average volume of interest earning assets.

Our net interest margin, which takes into account the effect of non-interest bearing funding sources such as checking accounts and capital, declined by only 3 basis points from 2004 to 2005. This decline was less than the decline in spread because, as interest rates rise, zero cost funding sources become more and more valuable. The increase in yields on assets funded by non-interest bearing deposits and capital outweighed the negative effects of a $4,999,655 (or 6.3%) decline in the average balance of checking accounts from $79,654,202 in 2004 to $74,654,567 in 2005.

         The prime rate, which is the index used to adjust interest rates on many of our loans, was 7.25% at the end of 2005, as compared to 5.25% at the end of 2004. Although these loans primarily have interest rates with a margin of 100 to 150 basis points above the prime rate, many have interest rate floors so that the rates on the loans cannot decline below 7.00% to 7.50%. As a result of the prime rate increase, the index plus the margin exceeded the floors on many of these loans in 2005, so our yields on these loans now adjust with increases in the prime rate. Therefore, we had higher loan yields in 2005 than we had in 2004 when many of the loans had interests rates equal to their floor rates. If the prime rate continues to rise, these loans will continue to re-price upwards along with prime. Conversely, if the prime rate falls, these loans will re-price downward with prime until rates reach the interest rate floors.

         Provision for Loan Losses. In 2005, we recorded a $60,000 credit to the provision for loan losses, compared to a provision for loan losses of $150,000 for the year ended December 31, 2004. The $210,000 net decrease in the provision was primarily due to a moderate decrease in the rate of unsecured loan delinquencies in the loan portfolio. If we are able to effectuate a material increase in our loan portfolio to increase average asset yields, that would probably also generate an increase in the provision for loan losses.

         The provision for loan losses in any period depends upon the amount necessary to bring the allowance for loan losses to the level management believes is appropriate, after taking into account charge offs and recoveries. Our allowance for loan losses reflects probable incurred losses based on management's evaluation of the loan portfolio, and the general economy, local economic conditions and other factors affecting loan repayments. Management periodically evaluates both broad categories of performing loans and problem loans individually to assess the appropriate level of the allowance.

         Although management uses available information to assess the appropriateness of the allowance on a quarterly basis in consultation with outside advisors and the board of directors, changes in national or local economic conditions, the circumstances of individual borrowers, or other factors, may change, increasing the level of problem loans and requiring an increase in the level of the allowance. The allowance for loan losses represented 1.55% of total loans at December 31, 2005, but there can be no assurance that a higher level, or a higher provision for loan losses, will not be necessary in the future.

         Non-interest Income. Non-interest income was $2,117,640 for the year ended December 31, 2005, compared to $1,889,818 during the same period last year. The $227,822, or 12.1% increase was caused primarily by a $150,151 increase in net rental income, which resulted from a one-time payment of $119,000 from a tenant of the Bank who opted to terminate the sub-lease agreement in which the Bank is lessor. This payment satisfied all conditions of the sub-lease agreement.

         Service fees on deposit accounts declined from 2004 to 2005 as the volume of deposit account transactions generating fee income declined. Although average deposits increased from year to year, much of this increase was in time deposit accounts that tend not to generate fee income, and by the end of 2005, total deposits were lower than they had been at the beginning of 2005. Most of the decline during 2005 was in the non-interest bearing checking account category, which is the account type that tends to generate the highest level of service fees.

         Non-interest Expense. Non-interest expense was $6,684,898 for the year ended December 31, 2005, compared to $6,018,691 for the year ended December 31, 2004. an increase of $666,207, or 11.1%. The principal causes of the increase were:

     o $361,580 in higher salary and benefits costs due to normal salary increases, a slight increase in staffing to support growth, and higher benefit costs.
     o $38,807 in higher legal expenses incurred in connection with a number of pending lawsuits involving a former customer of the Bank.
     o $263,820 more of "other expenses," reflecting the effects of branch expansion on other expense categories, increased costs of service providers and a $100,000 expense associated with the establishment of a reserve for an unasserted claim. The reserve involves a transaction between other parties that was processed by the Company.

         Income Tax Expense. Income tax expense was $2,239,474 for the year ended December 31, 2005, compared to income tax expense of $1,983,404 for the year ended December 31, 2004, due to the $548,921 increase of income before income taxes for the year ended December 31, 2005. Our effective tax rate remained the same for 2005 and 2004 at 46.6%.

Changes in Financial Condition

         Our total assets were $215,775,712 at December 31, 2005, a decrease of $19,908,755, or 8.4%, since December 31, 2004. The decline resulted from a need to fund a decline in deposits, principally demand accounts. We funded the decline in deposits primarily with cash flows from principal paydowns on investment securities. The total decrease in assets can be categorized as follows.

     o   A $4,334,926 decrease in cash and equivalents
     o   A $22,509,474 decrease in investment securities available for sale
     o Partially offset by a $6,043,442 increase in net loans receivable, as management continued its efforts to increase our loan portfolio in order to increase interest income.

         In addition, we also experienced changes in other asset categories due to normal fluctuations in operations.

         Our deposits (including escrow deposits) were $193,251,159 at December 31, 2005, a decrease of $22,172,314, or 10.3%, from December 31, 2004. The decrease in total deposits includes a $34,868,496 decrease in non-interest demand deposits and a $3,211,610 decrease in money market accounts, partially offset by a $2,000,003 increase in NOW accounts, a $649,984 increase in savings and a $13,260,766 increase in time deposits.

         Total stockholders' equity was $14,531,407 at December 31, 2005, an increase of $1,701,786 from December 31, 2004. The increase reflected net income of $2,567,429 for the year ended December 31, 2005, reduced by an increase of $959,082 in other comprehensive loss due to an increase in the unrealized loss in securities available for sale during 2005. The unrealized loss increased due to the increase in market interest rates, which drove down the market value of the fixed rate bond portfolio. This unrealized loss is excluded from the calculation of regulatory capital. Management does not anticipate selling securities in this portfolio, but changes in market interest rates or in the demand for funds may change management's plans with respect to the securities portfolio. If there is a material increase in interest rates, the market value of the available for sale portfolio may decline further. Management believes that the principal and interest payments on this portfolio, combined with the existing liquidity, will be sufficient to fund loan growth and potential deposit outflow.

         The change in stockholders' equity also included a decrease of $75,640 in additional paid in capital due to reclassification of $158,113 representing the Employee Stock Ownership Plan Repurchase Obligation, partially offset by the increase due to the exercise of options to purchase 4,800 shares of common stock and a decrease in unearned ESOP shares of $169,078 reflecting the effect of the gradual payment of the loan we made to fund the ESOP's purchase of our stock.

         VSB Bancorp, Inc. satisfied all capital ratio requirements of the Federal Reserve at December 31, 2005, with a Tier I Leverage Capital ratio of 9.54%, a ratio of Tier I Capital to Risk-Weighted Assets ratio of 20.37%, and a Total Capital to Risk-Weighted Assets ratio of 21.47%.

         In May of 2004, we implemented the stockholder-approved ESOP. We lent the ESOP the money to purchase shares of our stock with the expectation that the ESOP will repay the loan principally from contributions from Victory State Bank as part of its employee compensation program. The loan has a ten year term, with periodic payments due annually sufficient to repay the loan, including interest, in monthly installments over the term of the loan. The interest rate is fixed at 4.00%, the prime rate on the date of the loan.

         Upon implementation, the ESOP purchased 74,320 shares of our common stock out of our authorized but unissued shares, which initially had no net effect on capital on the purchase date. The purchase price was $22.75 per share, the fair market value at that time, for a total purchase price of $1.7 million. As payments are made to reduce the ESOP loan, stock is released from the security interest for the loan, resulting in an increase in capital equal to the market value of the ESOP stock as it is released. However, under federal law regarding employee stock ownership plans, since our stock is not considered to be "readily tradable on an established market," employees who receive a distribution of stock from the ESOP upon termination of employment have the right to require that we repurchase the stock at fair value. We reflect this contingent repurchase obligation on our balance sheet as a reclassification of additional paid in capital of $284,938 to mezzanine capital, based upon our quoted price on December 31, 2005, but the amount still qualifies as capital for regulatory purposes. Employees are not permitted to make contributions to the ESOP.

         For financial statement reporting purposes, we record the compensation expense related to the ESOP when shares are to be released from the security interest for the loan. The amount of the compensation expense is based upon the fair market value of the shares at that time, not the original purchase price. The initial sale of shares to the ESOP did not increase our capital by the amount of the purchase price because the purchase price was paid by the loan we made to the ESOP. Instead, capital increases as the shares are allocated or committed to be allocated to employee accounts (i.e., as the ESOP loan is gradually repaid), based upon the fair market value of the shares at that time. When we calculate earnings per share, only shares allocated or committed to be allocated to employee accounts are considered to be outstanding. However, all shares that the ESOP owns are legally outstanding, so they have voting rights and, if we pay dividends, dividends will be paid on all ESOP shares.

Liquidity and Capital Resources

         Our primary sources of funds are increases in deposits and proceeds from the repayment of investment securities. We use these funds principally to purchase new investment securities and to fund increases in our loan portfolio.

         For the year ended December 31, 2005, we had a net decrease in total deposits of $22,172,314 as a result of a $35,430,119 decline in demand deposit accounts, partially offset by a $13,260,766 increase in time deposits. We received proceeds from repayment of investment securities of $28,371,189, which we used to fund the deposit outflow, net loan growth of $6,043,442 and the purchase of $7,776,706 of investment securities. The decrease in deposits is primarily attributable to a decline in real estate activity in our community, which resulted in a reduction in demand deposits created in connection with pending real estate and mortgage loan transactions, as well as our termination of our relationship with a customer in the real estate settlement business. Demand deposits also tend to decline in a rising rate environment, as customers have a greater incentive to place their funds in interest-bearing accounts.

         In contrast, for the year ended December 31, 2004, we had a net increase in deposits of $47,720,672 as a result of the continued implementation of our strategy to seek to grow our bank. We also received proceeds from repayment of investment securities of $31,356,409. We used those funds to increase our interest-bearing bank balances by $4,876,006 and to purchase $77,439,652 of investment securities and money market investments. The increase in deposits is primarily attributable to deposit increases at all our branches and a $5 million time deposit from the City of New York, into our St. George branch, under New York City's new Bank Development District deposit program.

         In 2005, we experienced a net decline of $4,334,926 in cash and equivalents because of our strategy to invest available cash in investments and loans as opposed to lower yielding overnight deposits. Total cash and equivalents at December 31, 2005 were $31,324,147.

         In contrast, during 2004 funds available to us exceeded the amount of investments we chose to make, so we experienced a $5,471,332 increase in cash and cash equivalents. Total cash and cash equivalents at December 31, 2004 were $35,659,073.

The following table sets forth our contractual obligations and commitments for future lease payments, time deposit maturities and loan commitments.

Contractual Obligations and Commitments at December 31, 2005

Contractual Obligations                                              Payment due by Period
                                           ------------------------------------------------------------------------

                                            Less than     One to three   Four to five       After      Total Amounts
                                             One Year         years          years       five years      committed
                                           ------------   ------------   ------------   ------------   ------------
Minimum annual rental  payments under
      non-cancelable operating leases      $    511,869   $  1,219,592   $    415,101   $  2,950,638   $  5,097,200
Remaining contractual maturities of time
      deposits                               64,692,248      1,894,025      1,145,000             --     67,731,273
                                           ------------   ------------   ------------   ------------   ------------
 Total contractual cash obligations        $ 65,204,117   $  3,113,617   $  1,560,101   $  2,950,638   $ 72,828,473
                                           ============   ============   ============   ============   ============


Other commitments                                           Amount of commitment Expiration by Period
                                           ------------------------------------------------------------------------

                                            Less than     One to three   Four to five       After      Total Amounts
                                             One Year         years          years       five years      committed
                                           ------------   ------------   ------------   ------------   ------------

                                           ------------   ------------   ------------   ------------   ------------
Loan commitments                           $ 17,093,709   $  9,326,424   $     15,000   $         --   $ 26,435,133
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

                                     PART II

Item 7.

The company's financial statements appear on the following pages:

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



Report of Independent Registered Public Accounting Firm ................................................F-1

Consolidated Statements of Financial Condition as of December 31, 2005 and 2004.........................F-2

Consolidated Statements of Earnings for the Years Ended December 31, 2005 and 2004......................F-3

Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2005 and 2004..........F-4

Consolidated Statements of Cash Flows for the Years Ended December 31, 2005 and 2004....................F-5

Notes to Consolidated Financial Statements..............................................................F-6

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Stockholders
VSB Bancorp, Inc.
Staten Island, New York


We have audited the accompanying consolidated statements of financial condition of VSB Bancorp, Inc. as of December 31, 2005 and 2004 and the related consolidated statement of earnings, stockholders' equity and comprehensive income and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material results, the financial position of VSB Bancorp, Inc. as of December 31, 2005 and 2004 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.




                                            /s/ Crowe Chizek and Company LLC
                                            Livingston, New Jersey
                                            February 16, 2006

VSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 2005 AND 2004
--------------------------------------------------------------------------------

ASSETS                                                             2005             2004
                                                               -------------    -------------

Cash and cash equivalents                                      $  31,324,147    $  35,659,073
Investment securities, available for sale                        106,023,293      128,532,767
Loans receivable (net of allowance for loan losses
    of $1,153,298 and $1,299,520, respectively)                   72,790,807       66,747,365
Accrued interest receivable                                          728,627          745,368
Premises and equipment, net                                        1,441,087        1,817,284
Prepaid and other assets                                           1,169,556          719,670
Deferred income taxes, net                                         2,298,195        1,462,940
                                                               -------------    -------------

                          Total assets                         $ 215,775,712    $ 235,684,467
                                                               =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits
    Non-interest bearing                                       $  66,959,580    $ 101,831,037
    Interest bearing                                             126,291,579      113,592,436
Subordinated Debt                                                  5,155,000        5,155,000
Accounts payable, accrued expenses and other liabilities           2,553,208        2,149,548
                                                               -------------    -------------

                        Total liabilities                        200,959,367      222,728,021
                                                               -------------    -------------

Employee Stock Ownership Plan Repurchase Obligation                  284,938          126,825

STOCKHOLDERS' EQUITY
Common stock ($.0001 par value, 3,000,000 shares authorized,
 1,509,822 issued and outstanding at December 31, 2005;
 1,505,022 issued and outstanding at December 31, 2004)                  151              150
Additional paid-in capital                                         8,742,673        8,818,313
Retained earnings                                                  8,621,693        6,054,264
Unearned Employee Stock Ownership Plan shares                     (1,408,983)      (1,578,061)
Accumulated other comprehensive loss, net of taxes
  of $1,242,278 and $405,662, respectively                        (1,424,127)        (465,045)
                                                               -------------    -------------

                   Total stockholders' equity                     14,531,407       12,829,621
                                                               -------------    -------------

           Total liabilities and stockholders' equity          $ 215,775,712    $ 235,684,467
                                                               =============    =============

See notes to consolidated financial statements.

VSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF EARNINGS FOR THE YEARS ENDED DECEMBER 31,
2005 AND 2004
--------------------------------------------------------------------------------

                                                       2005            2004
                                                   ------------    ------------

INTEREST INCOME:
     Loans receivable                              $  5,828,338    $  5,340,281
     Investment securities                            4,870,635       4,051,983
     Other interest income                              585,512         293,464
                                                   ------------    ------------
             Total interest income                   11,284,485       9,685,728

INTEREST EXPENSE:
     Deposits                                         1,614,165         792,714
     Subordinated Debt                                  356,159         356,159
                                                   ------------    ------------
             Total interest expense                   1,970,324       1,148,873

             Net interest income                      9,314,161       8,536,855

PROVISION (CREDIT) FOR LOAN LOSSES                      (60,000)        150,000
                                                   ------------    ------------

             Net interest income after
               provision (credit) for loan losses     9,374,161       8,386,855
                                                   ------------    ------------

NON-INTEREST INCOME:
     Deposit service fees                             1,685,198       1,709,787
     Other income                                       432,442         180,031
                                                   ------------    ------------
             Total non-interest income                2,117,640       1,889,818
                                                   ------------    ------------

NON-INTEREST EXPENSES:
     Salaries and employee benefits                   3,780,485       3,418,905
     Occupancy and equipment                            976,949         947,954
     Data processing service fees                       241,396         255,350
     Legal fees                                         173,178         134,371
     Professional fees                                  222,000         235,041
     Director fees                                      167,050         123,500
     Supplies and service                               287,652         201,886
     Checkbook charges                                  156,115         165,267
     Other                                              680,073         536,417
                                                   ------------    ------------
             Total non-interest expenses              6,684,898       6,018,691
                                                   ------------    ------------

INCOME BEFORE INCOME TAXES                            4,806,903       4,257,982
                                                   ------------    ------------

PROVISION/(BENEFIT) FROM INCOME TAXES:
     Current                                          2,238,114       2,253,973
     Deferred                                             1,360        (270,569)
                                                   ------------    ------------

             Total income taxes                       2,239,474       1,983,404
                                                   ------------    ------------

NET INCOME                                         $  2,567,429    $  2,274,578
                                                   ============    ============

Basic net income per share of common stock         $       1.78    $       1.60
                                                   ============    ============
Diluted net income per share of common stock       $       1.73    $       1.54
                                                   ============    ============
Comprehensive income                               $  1,608,347    $  1,979,199
                                                   ============    ============

See notes to consolidated financial statements.

VSB BANCORP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME FOR
THE YEARS ENDED DECEMBER 31, 2005 AND 2004
--------------------------------------------------------------------------------

                                                                                                        Accumulated
                               Number of                     Additional                    Unearned         Other         Total
                                 Common         Common        Paid-in        Retained        ESOP       Comprehensive  Stockholders'
                                 Shares         Stock         Capital        Earnings       Shares     Earnings/(Loss)    Equity
                              ------------   ------------   ------------   ------------  ------------   ------------   ------------
Balance at December 31, 2003     1,055,998   $        106   $  7,076,486   $  3,779,686  $         --   $   (169,666)  $ 10,686,612

Exercise of stock option            22,720              2        177,802                                                    177,804
4 for 3 stock split and the
   purchase of fractional
   shares                          351,984             35           (368)                                                      (333)
Purchase of newly issued
   common stock by ESOP             74,320              7      1,690,773                                                  1,690,780
Issuance of ESOP shares                                                                    (1,690,780)                   (1,690,780)
Amortization of earned
    portion of ESOP
    common stock                                                                              112,719                       112,719
Amortization of excess fair
    value of cost - ESOP                                             445                                                        445
Transfer to ESOP repuchase
   obligation                                                   (126,825)                                                  (126,825)
Comprehensive income:
  Net income                                                                  2,274,578                                   2,274,578
  Other comprehensive
    income, net:
    Unrealized holding
    loss arising during
    the year                            --             --             --             --            --       (295,379)      (295,379)
                              ------------   ------------   ------------   ------------  ------------   ------------   ------------
Total comprehensive income                                                                                                1,979,199

Balance at December 31, 2004     1,505,022            150      8,818,313      6,054,264    (1,578,061)      (465,045)    12,829,621
                              ------------   ------------   ------------   ------------  ------------   ------------   ------------

Exercise of stock option             4,800              1         63,731                                                     63,732
Amortization of earned
    portion of ESOP
    common stock                                                                              169,078                       169,078
Amortization of excess fair
    value of cost - ESOP                                          18,742                                                     18,742
Transfer to ESOP repuchase
   obligation                                                   (158,113)                                                  (158,113)
Comprehensive income:
  Net income                                                                  2,567,429                                   2,567,429
  Other comprehensive
    income, net:
    Unrealized holding
    loss arising during
    the year                            --             --             --             --            --       (959,082)      (959,082)
                              ------------   ------------   ------------   ------------  ------------   ------------   ------------
Total comprehensive income                                                                                                1,608,347

Balance at December 31, 2005     1,509,822   $        151      8,742,673   $  8,621,693  $ (1,408,983)  $ (1,424,127)  $ 14,531,407
                              ============   ============   ============   ============  ============   ============   ============

See notes to consolidated financial statements.

VSB BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31,
2005 and 2004
--------------------------------------------------------------------------------

                                                                      2005            2004
                                                                  ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                     $  2,567,429    $  2,274,578
   Adjustments to reconcile net income to net cash
      provided by operating activities:
       Depreciation and amortization                                   449,777         496,132
       Accretion of discount, net amortization of premium             (177,651)       (141,627)
       ESOP compensation expense                                       187,820         113,164
       (Credit) provision for loan losses                              (60,000)        150,000
      (Gain) / loss on the sale of other assets                         (4,500)          3,188
       Other                                                                --              --
   Changes in operating assets and liabilities:
     Increase in prepaid and other assets                             (449,886)        (22,125)
      Decrease / (increase) in accrued interest receivable              16,741        (157,136)
      Decrease / (increase) in deferred income taxes                     1,360        (270,569)
      Increase in accrued expenses, income tax payable
        and other liabilities                                          403,660         563,991
                                                                  ------------    ------------
          Net cash provided by operating activities                  2,934,750       3,009,596
                                                                  ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net ( increase) / decrease in loans receivable                   (5,686,497)        231,930
   Proceeds from maturities of money market investments                     --         599,356
   Proceeds from repayments and calls of investment securities,
     available for sale                                             28,371,189      31,356,409
   Purchase of investment securities, available for sale            (7,776,706)    (77,439,652)
   Purchases of premises and equipment, net                            (69,080)       (184,450)
                                                                  ------------    ------------
          Net cash provided by (used in) investing activities       14,838,906     (45,436,407)
                                                                  ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net (decrease) / increase in deposits                           (22,172,314)     47,720,672
   Exercise of stock options                                            63,732         177,804
   Proceeds from ESOP loan                                                  --       1,690,780
   Purchase of ESOP shares                                                  --      (1,690,780)
  Purchase of fractional shares, 4 for 3 split                              --            (333)
                                                                  ------------    ------------
          Net cash (used in) provided by financing activities      (22,108,582)     47,898,143
                                                                  ------------    ------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                (4,334,926)      5,471,332

CASH AND CASH EQUIVALENTS,
   BEGINNING OF YEAR                                                35,659,073      30,187,741
                                                                  ------------    ------------

CASH AND CASH EQUIVALENTS,
   END OF YEAR                                                    $ 31,324,147    $ 35,659,073
                                                                  ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH
   FLOW INFORMATION:
   Cash paid during the period for:
     Interest                                                     $  2,176,292    $  1,220,386
                                                                  ============    ============
     Income taxes                                                 $  2,500,378    $  2,185,655
                                                                  ============    ============

See notes to consolidated financial statements.

VSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2005 and 2004
--------------------------------------------------------------------------------

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

     Use of Estimates - The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses during the reporting period. Actual results can differ from those estimates. The allowance for loan losses, prepayment estimates on the mortgage-backed securities and Collateralized Mortgage Obligation portfolios, contingencies and fair values of financial instruments are particularly subject to change.

     Reclassifications - Some items in the prior year financial statements were reclassified to conform to the current presentation.

     Cash and Cash Equivalents - Cash and cash equivalents consists of cash on hand, due from banks and interest-bearing deposits. Net cash flows are reported for customer loan and deposit transactions and interest-bearing deposits. Regulation D of the Board of Governors of the Federal Reserve system requires that Victory State Bank maintain non-interest-bearing deposits or cash on hand as reserves against its demand deposits. The amount of reserves which Victory State Bank is required to maintain depends upon its level of transaction accounts. During the fourteen day period from December 22, 2005 through January 4, 2006, Victory State Bank was required to maintain reserves, after deducting vault cash, of $5,960,000. Reserves are required to be maintained on a fourteen day basis, so, from time to time, Victory State Bank may use available cash reserves on a day to day basis, so long as the fourteen day average reserves satisfy Regulation D requirements. Victory State Bank is required to report transaction account levels to the Federal Reserve on a weekly basis.

     Interest-bearing bank balances - Interest-bearing bank balances mature overnight and are carried at cost.

     Investment Securities, Available for Sale - Investment securities, available for sale, are to be held for an unspecified period of time and include securities that management intends to use as part of its asset/liability strategy. These securities may be sold in response to changes in interest rates, prepayments or other factors and are carried at estimated fair value. Gains or losses on the sale of such securities are determined by the specific identification method. Interest income includes amortization of purchase premium and accretion of purchase discount. Premiums and discounts are recognized in interest income using a method that approximates the level yield method without anticipating prepayments, except for mortgage-backed securities where prepayments are estimated. Unrealized holding gains or losses, net of deferred income taxes, are excluded from earnings and reported as other comprehensive income in a separate component of stockholders' equity until realized. Declines in the fair value of securities below their cost that are other than temporary are reflected as realized losses. In estimating other-than-temporary losses, management considers: (1) the length of time and extent that fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, and (3) the Company's ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value.

     The Company invests primarily in agency Collateralized Mortgage-Backed Obligations ("CMOs") with estimated average lives primarily under 4.5 years and Mortgage-Backed Securities. These securities are primarily issued by the Federal National Mortgage Association ("FNMA"), the Government National Mortgage Association ("GNMA") or the Federal Home Loan Mortgage Corporation ("FHLMC") and are primarily comprised of mortgage pools guaranteed by FNMA, GNMA or FHLMC. The Company also invests in whole loan CMOs, all of which are AAA rated. These securities expose the Company to risks such as interest rate, prepayment and credit risk and thus pay a higher rate of return than comparable treasury issues.

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

     The Company considers a loan to be impaired when, based on current information, it is probable that the Company will be unable to collect all principal and interest payments due according to the contractual terms of the loan agreement. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Impairment is measured on a loan by loan basis for commercial and construction loans. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral. The fair value of the collateral, as reduced by costs to sell, is utilized if a loan is collateral dependent. Large groups of smaller balance homogeneous loans, such as consumer loans and residential loans, are collectively evaluated for impairment.

Long-Lived Assets - The Company periodically evaluates the recoverability of long-lived assets, such as premises and equipment, to ensure the carrying value has not been impaired. In performing the review for recoverability, the Company would estimate the future cash flows expected to result from the use of the asset. If the sum of the expected future cash flows is less than the carrying amount, an impairment will be recognized. The Company reports these assets at the lower of the carrying value or fair value.

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

     Federal Home Loan Bank (FHLB) Stock - The Bank is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment. Because this stock is viewed as a long term investment, impairment is based on ultimate recovery of par value. Both cash and stock dividends are reported as income.

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

     Basic and Diluted Net Income Per Common Share - Basic net income per share of common stock is based on 1,441,989 and 1,425,909, the weighted average number of common shares outstanding for the years ended December 31, 2005 and 2004, respectively. Diluted net income per share of common stock is based on 1,488,104 and 1,481,258, the weighted average number of common shares and potentially dilutive common shares outstanding for the years ended December 31, 2005 and 2004, respectively. The weighted average number of potentially dilutive common shares excluded in calculating diluted net income per common share due to the anti-dilutive effect is 46,115 and 55,349 shares for the years ended December 31, 2005 and 2004, respectively. Common stock equivalents were calculated using the treasury stock method.

     The reconciliation of the numerators and the denominators of the basic and diluted per share computations for the years ended December 31, are as follows:

                                            2005                                   2004
                            ------------------------------------   ------------------------------------
                                          Weighted                               Weighted
                               Net        Average     Per Share       Net        Average     Per Share
                              Income       Shares       Amount       Income       Shares       Amount
                            ----------   ----------   ----------   ----------   ----------   ----------
Basic earnings per
  common share
--------------------------
Net income available to
 common stockholders        $2,567,429    1,441,989   $     1.78   $2,274,578    1,425,909   $     1.60
                                                      ==========                             ==========

Effect of dilutive shares
--------------------------
  Weighted average
    shares, if converted                     46,115                                 55,349
                                         ----------                             ----------

Diluted earnings per
  common share
--------------------------
Net income available to
 common stockholders        $2,567,429    1,488,104   $     1.73   $2,274,578    1,481,258   $     1.54
                            ==========   ==========   ==========   ==========   ==========   ==========

     Stock Based Compensation - At December 31, 2005, the Company had stock-based employee compensation plans. The Company accounts for these plans under Accounting Principles Board Opinion, ("APB Opinion") No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation expense has been reflected in net income for stock options as all rights and options to purchase the Company's stock granted under these plans have an exercise price equal to the market value of the underlying stock on the date of grant. In December 2005, the Board authorized the acceleration of the vesting of all outstanding stock options issued to both employees and directors. The decision to accelerate the vesting of these options, which the Company believes is in the best interest of its stockholders, was made primarily to reduce non-cash compensation expense, approximately $169,000 of future compensation expense, net of taxes, that would have been recorded in its income statement in future periods upon the adoption of Financial Accounting Standards Board Statement No. 123R (Share-Based Payment) in January 2006

If compensation cost for the Stock Plan and Director's Stock Plan awards had been measured based on the fair value of the stock options awarded at the grant dates, net income and basic and diluted earnings per common share would have been reduced to the pro-forma amounts on the table below for the years ended December 31, 2005 and 2004, including the effect of accelerating all the outstanding stock options in December 2005.

                                                         2005             2004
                                                    --------------   --------------
Net Income
     As reported                                    $    2,567,429   $    2,274,578
     Less: Total stock-based compensation expense
     determined under the fair value method for
     all rewards, net of related tax effects               218,887           53,897
                                                    --------------   --------------

Pro-forma                                           $    2,348,542   $    2,220,681
                                                    ==============   ==============

                                                         2005             2004
                                                    --------------   --------------

Basic earnings per common share
     As reported                                    $         1.78   $         1.60
     Less: Total stock-based compensation expense
     determined under the fair value method for
     all rewards, net of related tax effects                  0.15             0.04
                                                    --------------   --------------

Pro-forma                                           $         1.63   $         1.56
                                                    ==============   ==============

                                                         2005             2004
                                                    --------------   --------------

Diluted earnings per common share
     As reported                                    $         1.73   $         1.54
     Less: Total stock-based compensation expense
     determined under the fair value method for
     all rewards, net of related tax effects                  0.15             0.04
                                                    --------------   --------------

Pro-forma                                           $         1.58   $         1.50
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

     Recently-Issued Accounting Standards - FAS 123, Revised, required companies to record compensation expense for stock options provided to employees in return for employment service. The cost is measured at the fair value of the options when granted, and this cost is expensed over the employment service period, which is normally the vesting period of the options. This will apply to awards granted or modified in fiscal years beginning in 2006. Compensation cost will also be recorded for prior option grants that vest after the date of adoption. The effect of result on operations will depend on the level of future option grants and the calculation of the fair value of the options granted at such future date, as well as the vesting periods provided, and so cannot currently be predicted. As of December 31, 2005 vesting on all outstanding option grants were accelerated so that they are immediately exercisable. By accelerating the vesting of these options, we estimate that approximately $169,000 of future compensation expense, net of taxes, will be eliminated.

     Management continuously monitors emerging issues and accounting bulletins, some of which could potentially impact the Company's financial statements

3.   INVESTMENT SECURITIES, AVAILABLE FOR SALE

     The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income/(loss) were as follows at December 31, 2005 and 2004:

                                                December 31, 2005
                                   -------------------------------------------
                                    Estimated        Gross            Gross
                                      Fair         Unrealized       Unrealized
                                      Value          Gains            Losses
                                   ------------   ------------    ------------

US Government Agency               $  8,390,156   $         --    $   (109,844)
FNMA MBS                              9,067,796            169        (281,234)
FHLMC MBS                               320,258            325          (1,180)
GNMA MBS                              2,627,459             --         (91,373)
Whole Loan MBS                        4,051,823             --         (84,060)
Collateralized mortgage
   obligations                       81,565,801         29,588      (2,128,796)
                                   ------------   ------------    ------------
                                   $106,023,293   $     30,082    $ (2,696,487)
                                   ============   ============    ============


                                                December 31, 2004
                                   -------------------------------------------
                                    Estimated        Gross            Gross
                                      Fair         Unrealized       Unrealized
                                      Value          Gains            Losses
                                   ------------   ------------    ------------

US Government Agency               $  8,481,563   $         --    $    (18,437)
FNMA MBS                             11,118,275         11,831        (139,222)
FHLMC MBS                               523,766          6,355              --
GNMA MBS                              3,263,366             --         (33,535)
Whole Loan MBS                        5,068,462         22,372         (68,492)
Collateralized mortgage
   obligations                      100,077,335        340,531        (992,110)
                                   ------------   ------------    ------------
                                   $128,532,767   $    381,089    $ (1,251,796)
                                   ============   ============    ============

     The tax benefits related to these net unrealized gains and losses were $1,242,278 and $405,662 at December 31, 2005 and 2004, respectively.

     The following table shows the banks investments' gross unrealized losses and estimated fair value aggregated by investment category and length of time that an individual security has been in the continuous unrealized loss position at December 31, 2005 and 2004:

December 31, 2005                  Less than 12 months               More than 12 months                      Total
                             -------------------------------   -------------------------------   -------------------------------

                                  Fair          Unrealized          Fair          Unrealized          Fair          Unrealized
                                  Value            Loss             Value            Loss             Value            Loss
                             --------------   --------------   --------------   --------------   --------------   --------------
US Government Agency         $           --   $           --   $    8,390,156   $     (109,844)  $    8,390,156   $     (109,844)
FHLMC MBS                           258,602           (1,180)              --               --          258,602           (1,180)
FNMA MBS                            501,974           (8,126)       8,536,325         (273,108)       9,038,299         (281,234)
GNMA MBS                                 --               --        2,627,459          (91,373)       2,627,459          (91,373)
Whole Loan MBS                    3,093,344          (58,415)         958,479          (25,645)       4,051,823          (84,060)
Collateralized mortgage
   obligations                   37,031,800         (575,439)      40,740,451       (1,553,357)      77,772,251       (2,128,796)
                             --------------   --------------   --------------   --------------   --------------   --------------
                             $   40,885,720   $     (643,160)  $   61,252,870   $   (2,053,327)  $  102,138,590   $   (2,696,487)
                             ==============   ==============   ==============   ==============   ==============   ==============


December 31, 2004                  Less than 12 months               More than 12 months                      Total
                             -------------------------------   -------------------------------   -------------------------------

                                  Fair          Unrealized          Fair          Unrealized          Fair          Unrealized
                                  Value            Loss             Value            Loss             Value            Loss
                             --------------   --------------   --------------   --------------   --------------   --------------

US Government Agency         $    8,481,563   $      (18,437)  $           --   $           --   $    8,481,563   $      (18,437)
FNMA MBS                         10,546,317         (139,222)              --               --       10,546,317         (139,222)
GNMA MBS                                 --               --        3,263,366          (33,535)       3,263,366          (33,535)
Whole Loan MBS                    3,119,780          (68,492)              --               --        3,119,780          (68,492)
Collateralized mortgage
   obligations                   51,235,171         (632,465)      11,309,155         (359,645)      62,544,326         (992,110)
                             --------------   --------------   --------------   --------------   --------------   --------------
                             $   73,382,831   $     (858,616)  $   14,572,521   $     (393,180)  $   87,955,352   $   (1,251,796)
                             ==============   ==============   ==============   ==============   ==============   ==============

     The Company evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer's financial condition, the Company may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer's financial condition.

     At December 31, 2005, the unrealized loss on investment securities was caused by interest rate increases. We expect that these securities, at maturity, will not be settled for less than the amortized cost of the investment. In analyzing an issuer's financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts' reports. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold these securities until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired. At December 31, 2005 there were seven debt securities with unrealized losses with aggregate depreciation of 5% or more from the Company's amortized cost basis. As the market value decline of these securities is caused by interest rate increases and management has the ability to hold these securities until maturity, or for the foreseeable future, if classified as available for sale, these securities are not deemed to be other-than-temporarily impaired.

     The maturity schedule of all investment securities available for sale at amortized cost and estimated fair values for December 31, 2005 was as follows:

                                                                 Estimated
     Securities, Available for Sale            Amortized           Fair
     Expected Maturity                            Cost             Value
                                              ------------     ------------

     Less than one year                       $     29,328     $     29,496
     Due after one year through                  5,821,113        5,764,790
       five years
     Due after five years through                7,825,044        7,654,801
       ten years
     Due after ten years                        95,014,213       92,574,206
                                              ------------     ------------
                                              $108,689,698     $106,023,293
                                              ============     ============


     Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

     Securities pledged at year end 2005 and 2004 had a carrying amount of $27,725,000 and $23,739,000, respectively and were pledged to secure public deposits and balances in excess of the deposit insurance limit on certain customer accounts.

4.   LOANS RECEIVABLE, NET

     Loans receivable, net at December 31, 2005 and 2004 are summarized as follows:

                                                           2005            2004
                                                       ------------    ------------
     Commercial loans (principally variable rate):
       Secured                                         $  1,584,484    $  1,572,824
       Unsecured                                         11,078,101       9,620,243
                                                       ------------    ------------
         Total commercial loans                          12,662,585      11,193,067

     Real estate loans:
       Commercial                                        29,794,108      31,741,069
       One-to-four family                                   298,779       1,112,032
                                                       ------------    ------------
         Total real estate loans                         30,092,887      32,853,101

     Construction loans (net of undisbursed funds of
     $10,160,576 and $9,774,166, respectively)           29,611,346      22,853,858

     Consumer loans                                       1,477,366       1,048,448
     Other loans                                            486,009         435,837
                                                       ------------    ------------
                                                          1,963,375       1,484,285
                                                       ------------    ------------

     Total loans receivable                              74,330,193      68,384,311

     Less:
     Unearned loans fees, net                              (386,088)       (337,426)
     Allowance for loan losses                           (1,153,298)     (1,299,520)
                                                       ------------    ------------

     Total                                             $ 72,790,807    $ 66,747,365
                                                       ============    ============

    The activity in the allowance for loan losses, for the years ended December 31, 2005 and 2004 are summarized as follows:

                                        2005            2004
                                    ------------    ------------

               Beginning balance    $  1,299,520    $  1,162,776
               Charge-offs              (343,701)       (185,065)
               Recoveries                257,479         171,809
               (Credit) Provision        (60,000)        150,000
                                    ------------    ------------

               Ending balance       $  1,153,298    $  1,299,520
                                    ============    ============

     Nonaccrual loans outstanding at December 31, 2005 and 2004 are summarized as follows:

                                              2005           2004
                                          ------------   ------------
           Nonaccrual loans:
             Unsecured commercial loans   $         --   $     20,112
             Commercial real estate          1,022,097        121,810
             Construction                      579,000             --
             Consumer loans                         --          2,476
                                          ------------   ------------

            Total nonaccrual loans        $  1,601,097   $    144,398
                                          ============   ============

                                                        2005           2004
                                                    ------------   ------------
Interest income that would have been recorded
  during the year on nonaccrual
  loans outstanding at year-end
  in accordance with original terms                 $     64,880   $      7,149
                                                    ============   ============

     The Company's recorded investment in impaired loans at December 31 is as follows:

                                                         2005                           2004
                                              ---------------------------   ---------------------------
                                                               Related                        Related
                                               Investment     Allowance      Investment      Allowance
                                              in Impaired     for loan      in Impaired      for loan
                                                 Loans         losses          Loans          losses
                                              ------------   ------------   ------------   ------------
Impaired loans
   With a related allowance for loan losses
      Commercial and financial                $         --   $         --   $     20,112   $      4,022
      Commercial real estate                     1,022,097        160,171        121,810         31,165
      Construction                                 579,000         86,850             --             --
      Consumer loans                                    --             --          2,476            495
                                              ------------   ------------   ------------   ------------


                                              $  1,601,097   $    247,021   $    144,398   $     35,682
                                              ============   ============   ============   ============

     The following table sets forth certain information about impaired loans at December 31:

                                                                               Investment in
                                                                               Impaired Loans
                                                                          -----------------------
                                                                             2005         2004
                                                                          ----------   ----------
Average recorded investment                                               $  803,971   $  151,009
                                                                          ==========   ==========

Interest income recognized during time period that loans were impaired,
     using cash-basis method of accounting                                $   18,667   $    1,602
                                                                          ==========   ==========

     The Company's loan portfolios are primarily comprised of commercial loans made to small businesses and individuals located in the Borough of Staten Island. As of December 31, 2005 and 2004, the Company had no restructured loans.

5.   ACCRUED INTEREST RECEIVABLE

     Accrued interest receivable at December 31, 2005 and 2004 are summarized as follows:

                                                            2005         2004
                                                         ----------   ----------

Loans receivable                                         $  300,178   $  246,796
Investment securities, available for sale                   428,449      498,572
                                                         ----------   ----------

                   Total                                 $  728,627   $  745,368
                                                         ==========   ==========

6.   PREMISES AND EQUIPMENT

     Premises and equipment at December 31, 2005 and 2004 are summarized as follows:

                                                     2005            2004
                                                 ------------    ------------

Leasehold improvements                           $  1,822,390    $  1,818,910
Computer equipment and software                       383,156         468,981
Furniture, fixtures and equipment                     787,949         807,050
Other                                                  26,323          25,987
                                                 ------------    ------------
                                                    3,019,818       3,120,928

Less accumulated depreciation and amortization     (1,578,731)     (1,303,644)
                                                 ------------    ------------

Total                                            $  1,441,087    $  1,817,284
                                                 ============    ============

    Depreciation and amortization expense amounted to $449,777 and $496,132 for the years ended December 31, 2005 and 2004, respectively.

    At December 31, 2005, the Company was obligated under six non-cancelable operating leases on property used for banking purposes. Rental expense under these leases was $363,477 and $343,161 for the years ended December 31, 2005 and 2004, respectively.

    The projected minimum rental payments under the terms of the leases at December 31, 2005 are summarized as follows:

                         Year Ending
                         December 31,                          Amount
                        ----------------                   -------------

                             2006                          $     485,669
                             2007                                390,856
                             2008                                394,092
                             2009                                399,062
                             2010                                404,949
                          Thereafter                           3,046,371
                                                           -------------

                             Total                         $   5,120,999
                                                           =============

7.   PREPAID AND OTHER ASSETS

     Prepaid and other assets at December 31, 2005 and 2004 are summarized as follows:


                                                    2005           2004
                                                ------------   ------------

     Accounts receivable and other assets       $    267,158   $     27,414
     Security deposit receivable                      57,360         57,360
     Prepaid assets                                  218,706        187,178
     Equity securities, primarily FHLB stock         337,600        135,700
     Investment in unconsolidated subsidiary         155,000        155,000
     Subordinated debt related placement cost         75,763        104,263
     Late charges receivable                          57,969         52,755
                                                ------------   ------------

                                                $  1,169,556   $    719,670
                                                ============   ============

8.   DEPOSITS

     Deposits are summarized, according to their original terms, at December 31, 2005 and 2004 as follows:

                                                 2005                                           2004
                             -------------------------------------------    -------------------------------------------
                                                              Weighted                                       Weighted
                                                              Average                                        Average
                                Amount        Percent       Stated Rate        Amount        Percent       Stated Rate
                             ------------   ------------    ------------    ------------   ------------    ------------
Demand accounts:
Checking                     $ 66,692,436          34.52%             --%   $101,560,932          47.14%             --%
Variable-rate money market     20,177,240          10.44            0.81      23,388,850          10.86            0.65
Statement savings              14,809,010           7.66            0.50      14,159,026           6.57            0.50
Interest-bearing checking      23,574,056          12.20            0.33      21,574,053          10.01            0.32
                             ------------   ------------    ------------    ------------   ------------    ------------

                              125,252,742          64.82            0.25     160,682,861          74.58            0.18

Time deposits:
Less than six months           39,444,207          20.41            2.51      31,400,968          14.58            1.12
Six months to one year         23,583,453          12.20            3.28      18,369,058           8.53            2.06
More than one year              4,703,613           2.43            3.56       4,700,481           2.18            2.89
                             ------------   ------------    ------------    ------------   ------------    ------------

                               67,731,273          35.04            2.85      54,470,507          25.29            1.59

Other deposits                    267,144           0.14              --         270,105           0.13              --
                             ------------   ------------    ------------    ------------   ------------    ------------

Total                        $193,251,159         100.00%           0.54%   $215,423,473         100.00%           0.49%
                             ============   ============    ============    ============   ============    ============

     The aggregate amount of jumbo certificates of deposit with a minimum denomination of $100,000 was approximately $56,977,338 and $43,944,241 at December 31, 2005 and 2004 respectively.

     Scheduled maturities of time deposits at December 31, 2005 are as follows:

                                             Amount         Percent
                                          ------------   ------------

       Within six months                  $ 61,729,391          91.14%
       Six months to one year                2,962,857           4.37
       One to five years                     3,039,025           4.49
                                          ------------   ------------

                   Total                  $ 67,731,273         100.00%
                                          ============   ============

9.   INCOME TAXES

     The Company files consolidated federal, state and local income tax returns on a calendar-year basis. For federal, state and local income tax purposes, the Company uses the specific charge-off method in computing its federal, state and local tax bad debt deduction.

      The basis for the determination of state and local tax is the greater of a tax on entire net income or a tax computed on taxable assets. Federal, state and city income tax provisions were determined based on the tax computed on net income for the years ended December 31, 2005 and 2004.

     The components of the income tax expense/(benefit) for the years ended December 31, 2005 and 2004 are summarized as follows:

                                      2005            2004
                                  ------------    ------------

       Current:
        Federal                   $  1,380,322    $  1,392,322
        State and local                857,792         861,651
                                  ------------    ------------
                                     2,238,114       2,253,973

       Deferred:
        Federal                            847        (168,489)
        State and local                    513        (102,080)
                                  ------------    ------------
                                         1,360        (270,569)
                                  ------------    ------------
                                  $  2,239,474    $  1,983,404
                                  ============    ============

     The components of the deferred income tax asset, net as of December 31, 2005 and 2004 are summarized as follows:

                                                             2005           2004
                                                         ------------   ------------
       Deferred loan fees                                $    215,337   $     84,063
       Excess book allowance for loan losses                  482,898        519,086
       Unrealized loss/(gain) on investment securities      1,242,278        405,662
       Other compensation expense                             145,009        167,850
       Other                                                  212,673        286,279
                                                         ------------   ------------

               Deferred tax asset, net                   $  2,298,195   $  1,462,940
                                                         ============   ============

     Management evaluated the weight of available evidence and concluded that it is more likely than not that the Company will realize the net deferred tax asset in future years. Factors influencing management's judgment include, among other things, changes in the levels of actual and expected future taxable income and anticipated reversals of net deductible temporary differences.

     The Company's effective tax rate differs from the statutory Federal tax rate for the years ended December 31, 2005 and 2004 and are as follows:

                                            2005                  2004
                                     ------------------    ------------------

     Federal income tax provision
       at statutory rates            $1,634,347    34.0%   $1,447,714    34.0%
     State and local taxes, net of
       Federal income tax benefit       591,249    12.3       523,732    12.3
     Other                               13,878     0.3        11,958     0.3
                                     ----------    ----    ----------    ----

                                     $2,239,474    46.6%   $1,983,404    46.6%
                                     ==========    ====    ==========    ====

10.  REGULATORY MATTERS

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

     As of the latest notification from the FDIC, the Bank was classified as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," the Bank must maintain Tier 1 Leverage, Tier 1 Risk-Based and minimum Total risk-based ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank's category. Management believes, as of December 31, 2005, that the Bank meets all capital adequacy requirements to which it is subject.

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

     The following table is the Bank's actual capital amounts and ratios, as well as the minimum required levels for both "capital adequacy purposes" and to be considered "well capitalized". No deductions were made for qualitative judgments by regulators:

                                                                                       To be well-capitalized
                                                                   For capital         under prompt corrective
                                          Actual                adequacy purposes         action provisions
                                   ---------------------      ---------------------     ---------------------
As of December 31, 2005               Amount      Ratio          Amount      Ratio         Amount      Ratio
-----------------------            ---------------------      ---------------------     ---------------------
Tier 1 Capital
 (to Average Assets)               $ 20,453,000     9.19%     $  8,897,920     4.00%    $ 11,122,400     5.00%
Tier 1 Capital
 (to Risk Weighted Assets)           20,453,000    19.66         4,162,120     4.00        6,243,180     6.00
Total Capital
 (to Risk Weighted Assets)           21,606,000    20.76         8,324,240     8.00       10,405,300    10.00


As of December 31, 2004
-----------------------

Tier 1 Capital
 (to Average Assets)               $ 17,647,000     7.80%     $  9,045,280     4.00%    $ 11,306,600     5.00%
Tier 1 Capital
 (to Risk Weighted Assets)           17,647,000    17.28         4,085,000     4.00        6,127,500     6.00
Total Capital
 (to Risk Weighted Assets)           18,924,000    18.53         8,170,000     8.00       10,212,500    10.00

The Company's consolidated capital ratios as of December 31, 2005 were as follows: Tier 1 Capital to Average Assets of 9.54%; Tier 1 Capital to Risk Weighted Assets of 20.37%; and Total Capital to Risk Weighted Assets of 21.47%, which are not substantially different than the Bank's capital ratios at December 31, 2005 and therefore are not presented separately.

11.  EMPLOYEE BENEFITS

     The Bank does not currently maintain a defined contribution benefit plan but sponsors an incentive savings plan (401(k) plan) which started March 1, 1999. All eligible employees, who have reached the age of 21, have at least one year of service and work a minimum of 1,000 hours per year will be permitted to make tax deferred contributions up to certain limits. The Bank may reduce or cease matching contributions if it is determined that the current or accumulated net earnings or undivided profits of the Bank are insufficient to pay the full contributions in a plan year. The Bank contributed $120,530 to the 401(k) plan in 2005 and $110,204 in 2004.

Stock Options

     Options to buy stock are granted to directors, officers and employees under the VSB Bancorp, Inc. 2000 Incentive Plan, the 1998 Incentive Plan, the 2004 Directors' Plan, the 2000 Directors' Plan and the 1998 Directors' Plan which, in the aggregate, provide for issue up to 195,000 options. Exercise price is the market price at the date of grant, so there is no compensation expense recognized in the income statement. The maximum option term is ten years, and the options vesting period is up to five years.

     As of December 31, 2005 the Board accelerated the vesting on all outstanding options so that they became immediately exercisable. By accelerating the vesting of these options, we estimate that approximately $169,000 of future compensation expense, net of taxes, will be eliminated.

There were no stock option grants in 2005.

     Stock Option Grants in 2004

     --------------------------------------------------------------------------------------------------

                                                      Percent of Total      Exercise or
                                     Number of       Options Granted to      Base Price
                                      Options        employees in Fiscal      ($/share)      Expiration
                                      Granted             Year(1)                               Date
     --------------------------------------------------------------------------------------------------
     2000 Incentive Plan              19,965(1)              100.00%           $19.50        01/19/2014
     2004 Directors' Plan             45,000(1)               22.22%           $22.00        04/27/2014

     (1) Options granted will become exercisable at a rate of 20% per annum after the grant date. As of 12/31/05, all options have been accelerated so that all outstanding options became immediately exercisable.

     The weighted average fair value of options granted during 2004 was $7.40. There were no option grants in 2005. For purposes of the pro forma calculation under SFAS No. 123, the fair value of the options granted in 2004 is estimated using the Black-Scholes option pricing model with the following weighted average assumptions used for the 2004 options:


                                      2004
                                   ----------

     Dividend yield                       --%
     Expected volatility               27.13
     Risk-free interest rate            4.32
     Expected life                  10 Years

     The stock option components of the 2000 Incentive Plan, the 1998 Incentive Plan and the 2004 Directors' Plan, the 2000 Directors' Plan and the 1998 Directors' Plan, as of December 31, 2005 and 2004, and changes during the years ended, consist of the following:

                                                                2005                       2004
                                                      ------------------------   ------------------------
                                                                     Weighted                   Weighted
                                                                     Average                    Average
                                                                     Exercise                   Exercise
                                                        Shares        Price        Shares        Price
                                                      ----------    ----------   ----------    ----------
     Options outstanding                                 151,932    $    12.85      111,300    $     6.78
      at the beginning of the year

          Granted                                             --            --       64,965         21.23
          Canceled                                        (1,133)        19.50       (1,613)        17.15
          Exercised                                       (4,800)        10.18      (22,720)         6.71
                                                      ----------                 ----------

     Options outstanding at the end of the year          145,999    $    12.89      151,932    $    12.85
                                                      ==========    ==========   ==========    ==========
     Options exercisable at the end of the year          145,999    $    12.89       85,280    $     6.84
                                                      ==========    ==========   ==========    ==========

     Weighted average remaining contractual life of
     options outstanding at the end of the year              5.6 Years                  6.5 Years

     Described below is the range of exercise prices for options granted under the following option plans as of December 31, 2005:

                                            Range of                Number of         Weighted Average    Weighted Average
Plan Description                            Exercise Prices     Exercisable Shares    Exercise Price      Contractual Life
--------------------------------------    -------------------   ------------------    ----------------    ----------------
1998 Director Stock Option Plan           From $6.13 to $8.00         22,000               $ 7.66              3.11

1998 Incentive Stock Option Plan          From $5.94 to $8.00         26,400                 7.20              3.04

2000 Director Stock Option Plan                $5.94                  20,000                 5.49              4.40

2000 Incentive Stock Option Plan           $5.94 and $19.50           33,599                13.00              6.33

2004 Director Stock Option Plan                $22.00                 44,000                22.00              8.50
                                                                ------------------    ----------------    ----------------

All Plans                                                            145,999               $12.89              5.60
                                                                ==================    ================    ================

Stock Appreciation Rights

     The Company issued stock appreciation rights ("SARs") to an officer of the Company to advance the interests of the Company and its shareholders by providing this key officer of the Company and its affiliates, upon whose judgment, initiative and efforts were instrumental upon the formation and development of the Company and its affiliates, with an additional incentive to perform in a superior manner. Pursuant to the terms, 25,000 SARs with an exercise price of $5.00 per SAR, as determined by the Board of Directors, have been issued. There are no SARs available to be granted and those SARs which terminate, or are forfeited without being exercised, can not be recycled into new grants. The term of each SAR is determined by the Committee of the Board of Directors and may not exceed ten years after the date of the grant. The SARs vest and are exercisable for the cash value between the Company's stock price less the exercise price. The SARs vest over five years, 40% two years after the grant date and 20% per year after. In 2005, 6,000 SARs were exercised. As of December 31, 2005, of the remaining 17,000 SARs, all 17,000 were granted and all 17,000 were vested or exercisable. The accounting for these instruments is according to FIN 28: "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans," for which compensation expense was $31,000 and $190,000 for the years ended December 31, 2005 and 2004, respectively.

     The Company did not issue any SAR grants in 2005 and 2004.

12. COMMITMENTS, CONTINGENCIES AND FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

     The Company is a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the financing needs of its customers. Such financial instruments primarily include commitments to extend credit.

     A summary of these commitments and contingent liabilities, all of which are variable rate commitments, at December 31:

                                                         2005           2004
                                                     ------------   ------------
                                                        Amount         Amount
                                                     ------------   ------------

     Commitments to fund secured construction loans  $ 10,160,576   $  9,774,166
     Commitments to fund all other commercial loans    18,638,006     13,960,142
                                                     ------------   ------------
                                                     $ 28,798,582   $ 23,734,308
                                                     ============   ============

     Commitments to extend credit are legally binding agreements to lend to a customer. Commitments are issued following the Company's evaluation of each applicant's creditworthiness on a case-by-case basis. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument is represented by the contractual notional amount of those instruments.

     The Bank is a defendant in a lawsuit against a former customer brought by a third party. The Bank intends to defend aggressively the claims made against it.

VSB Bancorp, Inc., is not involved in any pending legal proceedings. The Bank, from time to time, is involved in routine collection proceedings in the ordinary course of business on loans in default. Management believes that such other routine legal proceedings in the aggregate are immaterial to our financial condition or results of operations.

13.  FAIR VALUE OF FINANCIAL INSTRUMENTS

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

     The estimated fair values of the Company's financial instruments at December 31, 2005 and 2004 were as follows:

                                                 2005                           2004
                                      ---------------------------   ---------------------------
                                        Carrying        Fair          Carrying         Fair
                                         Amount         Value          Amount          Value
                                      ------------   ------------   ------------   ------------
Financial Assets:
      Cash and cash equivalents       $ 31,324,147   $ 31,324,147   $ 35,659,073   $ 35,659,073
      Investment securities            106,023,293    106,023,293    128,532,767    128,532,767
      Loans receivable                  72,790,807     72,739,105     66,747,365     83,109,864
      Other financial assets               728,627        728,627        745,368        745,368
                                      ------------   ------------   ------------   ------------

      Total Financial Assets          $210,866,874   $210,815,172   $231,684,573   $248,047,072
                                      ============   ============   ============   ============

Financial Liabilities:
      Non-interest bearing deposits   $ 66,959,580   $ 66,959,580   $101,831,037   $101,831,037
      Interest bearing deposits        126,291,579    126,313,306    113,592,436    125,132,325
      Trust preferred securities         5,155,000      5,107,565      5,155,000      5,268,819
      Other liabilities                    176,063        176,063         22,628         22,628
                                      ------------   ------------   ------------   ------------

      Total Financial Liabilities     $198,582,222   $198,556,514   $220,601,101   $232,254,809
                                      ============   ============   ============   ============

14.  INTEREST RATE RISK (UNAUDITED)

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

15.  RELATED PARTIES

     In the ordinary course of business, the Bank at times has had loans, and other financial transactions, with its executive officers and directors. At December 31, 2005, the aggregate amount of loans outstanding to directors was

$239,838. These loans were all granted upon the same terms and conditions, including interest rates and collateral, as were applicable to loans to unaffiliated persons. There were no loans granted to executive officers.

     The change in aggregate amount of loans outstanding to directors as of December 31, 2005 and 2004 are as follows:

                                           2005            2004
                                       ------------    ------------

            Beginning balance          $  1,468,153    $    281,187
            Originations                    314,377       2,630,409
            Payments                     (1,542,692)     (1,443,443)
                                       ------------    ------------

            Ending balance             $    239,838    $  1,468,153
                                       ============    ============

     The interest income that was paid on these loans was $75,530 and $60,919 for 2005 and 2004, respectively. Certain officers and directors own, in the aggregate, 33.2% and 40.7% of the common shares outstanding at December 31, 2005 and 2004, respectively.

16.  CONDENSED FINANCIAL STATEMENTS OF THE PARENT COMPANY ONLY

     VSB BANCORP, INC.

     STATEMENTS OF FINANCIAL CONDITION
     DECEMBER 31, 2005 and 2004                                             2005            2004
     ---------------------------------------------------------------    ------------    ------------
     ASSETS

     Cash and cash equivalents                                          $        321    $      1,957
     Money markets                                                           730,758         530,990
     Investment in subsidiaries                                           19,075,629      17,291,629
     Deferred taxes                                                               --             203
     Other assets                                                            242,942         350,979
                                                                        ------------    ------------

                              Total assets                              $ 20,049,650    $ 18,175,758
                                                                        ============    ============

     LIABILITIES AND STOCKHOLDERS' EQUITY

     LIABILITIES:
     Subordinated debt                                                  $  5,155,000    $  5,155,000
     Accounts payable, accrued expenses and other liabilities                 78,305          64,312
                                                                        ------------    ------------

                           Total liabilities                               5,233,305       5,219,312
                                                                        ------------    ------------

     COMMITMENTS AND CONTINGENT LIABILITIES

     STOCKHOLDERS' EQUITY
     Common stock ($.0001 par value, 3,000,000 shares authorized,
      1,509,822 issued and outstanding at December 31, 2005;
      1,505,022 issued and outstanding at December 31, 2004)                     151             150
     Additional paid-in capital                                            9,027,611       8,945,138
     Retained earnings                                                     8,621,693       6,054,264
     Unearned Employee Stock Ownership Plan shares                        (1,408,983)     (1,578,061)
     Accumulated other comprehensive loss, net of taxes of $1,242,278
      and $405,662, respectively                                          (1,424,127)       (465,045)
                                                                        ------------    ------------

                       Total stockholders' equity                         14,816,345      12,956,446
                                                                        ------------    ------------

               Total liabilities and stockholders' equity               $ 20,049,650    $ 18,175,758
                                                                        ============    ============

VSB BANCORP, INC.

STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
--------------------------------------------------------------------------------

                                                     2005            2004
                                                 ------------    ------------
INTEREST INCOME:
     Loans recievable                            $     63,104    $         --
     Other interest income                              7,277          17,033
                                                 ------------    ------------
             Total interest income                     70,381          17,033

INTEREST EXPENSE:
     Subordinated debt                                356,159         356,159
                                                 ------------    ------------
             Total interest expense                   356,159         356,159

                                                 ------------    ------------
             Net interest loss                       (285,778)       (339,126)
                                                 ------------    ------------

NON-INTEREST INCOME:
     Other                                             10,709              --
                                                 ------------    ------------
                                                       10,709              --

NON-INTEREST EXPENSES:
     Legal fees                                        48,000          52,664
     Other                                             61,067          61,219
                                                 ------------    ------------
             Total non-interest expenses              109,067         113,883
                                                 ------------    ------------

LOSS BEFORE INCOME TAXES                             (384,136)       (453,009)
                                                 ------------    ------------

PROVISION/(BENEFIT) FROM INCOME TAXES:
     Current                                         (209,669)       (211,072)
     Deferred                                           1,187            (203)
                                                 ------------    ------------

             Total income taxes                      (208,482)       (211,275)
                                                 ------------    ------------

EQUITY IN UNDISTRIBUTED EARNINGS, NET OF TAXES      2,743,083       2,516,312
                                                 ------------    ------------

NET INCOME                                       $  2,567,429    $  2,274,578
                                                 ============    ============

VSB BANCORP, INC.

STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
--------------------------------------------------------------------------------

                                                                         2005            2004
                                                                     ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                        $  2,567,429    $  2,274,578
   Adjustments to reconcile net income to net cash
       used in operating activities:
   Changes in operating assets and liabilities:
      ESOP compensation expense                                            18,742             445
      Undistributed income of subsidiaries                             (2,743,083)     (2,470,928)
      Increase in other assets                                            108,038        (106,346)
      Increase in deferred income taxes                                       203            (203)
     (Decrease)/increase in accrued expenses, income taxes payable
        and other liabilities                                              13,993         (54,145)
                                                                     ------------    ------------
          Net cash used in operating activities                           (34,678)       (356,599)
                                                                     ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in subsidiaries                                                 --              --
   Net increase in loan receivable                                        169,078      (1,578,061)
   Net decrease/(increase) in money market deposit                       (199,768)         68,366
                                                                     ------------    ------------
          Net cash used in investing activities                           (30,690)     (1,509,695)
                                                                     ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                                      --              --
   Exercise stock option                                                   63,732         177,804
   4 for 3 stock split and the purchase of fractional shares                   --            (333)
   Proceeds from ESOP loan                                                     --       1,690,780
   Proceeds from the issuance of subordinated debt                             --              --
                                                                     ------------    ------------
          Net cash provided by financing activities                        63,732       1,868,251
                                                                     ------------    ------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                       (1,636)          1,957

CASH AND CASH EQUIVALENTS,
   BEGINNING OF YEAR                                                        1,957              --
                                                                     ------------    ------------

CASH AND CASH EQUIVALENTS,
   END OF YEAR                                                       $        321    $      1,957
                                                                     ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH
   FLOW INFORMATION:
   Cash paid during the period for:
     Interest                                                        $    345,450    $    412,621
                                                                     ============    ============
     Income taxes                                                    $         --    $         --
                                                                     ============    ============

17.  EMPLOYEE STOCK OWNERSHIP PLAN

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

     Shares allocated to each participant, to the extent vested, are distributed to the participant upon termination of employment. As required by federal law, a participant may require the Company to repurchase shares so distributed unless the stock is traded on an established market.

     The contribution to the ESOP was $169,078 and $112,719 for the years ended December 31, 2005 and 2004, respectively. ESOP expense was $187,820 and $113,165, for the years ended December 31, 2005 and 2004, respectively.

     Shares held by the ESOP at December 31, 2005 and 2004 were as follows:


                                                         2005           2004
                                                     ------------   ------------

Shares allocated to particpants                            14,071          5,700
Unearned shares                                            60,249         68,620
                                                     ------------   ------------

     Total ESOP Shares                                     74,320         74,320
                                                     ============   ============
     Fair value of unearned shares                   $  1,340,540   $  1,526,795
                                                     ============   ============

     Fair value of allocated shares subject
      to repurchase obligation                       $    284,938   $    126,825
                                                     ============   ============

18.  SUBORDINATED DEBENTURES

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





                                *****************

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

     The information required by this Item is incorporated by reference to page 14 of the Company's Definitive Proxy Statement for its 2006 Annual Meeting of Stockholders dated March 24, 2006, as filed with the Commission on March 27, 2006 (the "Proxy Statement").

Item 8-A. Disclosure

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

                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     The information required by this Item is incorporated by reference to pages 7 through 13 of the Proxy Statement.

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

* - previously filed as exhibit to the Issuer's Registration Statement on Form 10-SB (File No. 0-50237) as filed with the Securities and Exchange Commission on April 4, 2003.
** - previously filed as an exhibit included in the Issuer's proxy statement for its 2004 Annual Meeting of Stockholders on Form 14A.


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

                                                VSB Bancorp, Inc.
                                                (Registrant)
Date: March 27, 2006
                                                By: /s/ MERTON CORN
                                                    ----------------------------
                                                    Merton Corn, President and
                                                    Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated below.


/s/ MERTON CORN                                               March 27, 2006
---------------------------------------------------           --------------
Merton Corn, President, Chief Executive Officer               Date
and Director

/s/ RAFFAELE M. BRANCA                                        March 27, 2006
---------------------------------------------------           --------------
Raffaele M. Branca, Executive Vice President,                 Date
Chief Financial and Accounting Officer and Director

/s/ JOSEPH J. LIBASSI                                         March 27, 2006
---------------------------------------------------           --------------
Joseph J, LiBassi, Chairman of the Board                      Date

/s/ JOAN NERLINO CADDELL                                      March 27, 2006
---------------------------------------------------           --------------
Joan Nerlino Caddell, Director                                Date

/s/ ROBERT S. CUTRONA, SR.                                    March 27, 2006
---------------------------------------------------           --------------
Robert S. Cutrona, Sr., Director                              Date

/s/ CHAIM FARKAS                                              March 27, 2006
---------------------------------------------------           --------------
Chaim Farkas, Director                                        Date

/s/ ALFRED C. JOHNSEN                                         March 27, 2006
---------------------------------------------------           --------------
Alfred C. Johnsen, Director                                   Date

/s/ CARLOS PEREZ                                              March 27, 2006
---------------------------------------------------           --------------
Carlos Perez, Director                                        Date

/s/ BRUNO SAVO                                                March 27, 2006
---------------------------------------------------           --------------
Bruno Savo, Director                                          Date