Form 10QSB
period 2006-03-31
VSB BANCORP INC
filed 2006-05-10
CIK 1225874

UNITED STATES
                        SECURITY AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20849

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                      FOR THE QUARTER ENDED MARCH 31, 2006


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

Transitional small business disclosure format:                    Yes [ ] No [X]

The Registrant had 1,891,027 common shares outstanding as of May 3, 2006.

                                                CROSS REFERENCE INDEX

                                                        PART I
                                                                                                             Page
                                                                                                             ----
Item 1       Consolidated Statements of Financial Condition as of March 31, 2006 and
                         December 31, 2005 (unaudited).                                                      4
             Consolidated Statements of Operations for the Three Months Ended
                         March 31, 2006 and 2005 (unaudited)                                                 5
             Consolidated Statements of Changes in Stockholders' Equity for the Three Months Ended
                         March 31, 2006 and the Year Ended December 31, 2005 (unaudited)                     6
             Consolidated Statements of Cash Flows for the Three Months Ended
                         March 31, 2006 and 2005 (unaudited)                                                 7
             Notes to Consolidated Financial Statements for the Three Months Ended
                         March 31, 2006 and 2005 (unaudited)                                                 8 to 13

Item 2       Management's Discussion and Analysis of Financial Condition and Results of Operations           14 to 20
Item 3       Control and Procedures                                                                          20

                                                       PART II

Item 1       Legal Proceedings                                                                               20 to 21
Item 4       Submission of Matters to a Vote of Security Holders                                             22


Signature Page                                                                                               23

             Exhibit 31.1, 31.2, 32.1, 32.2                                                                  24 to 27

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

                                VSB Bancorp, Inc.
                 Consolidated Statements of Financial Condition
                                   (unaudited)

                                                        March 31,      December 31,
                                                          2006             2005
                                                      -------------    -------------
Assets:
 Cash and due from banks                              $  30,926,808    $  31,324,147
 Investment securities, available for sale              111,187,745      106,023,293
 Loans receivable                                        70,877,036       73,944,105
  Allowance for loan loss                                (1,181,859)      (1,153,298)
                                                      -------------    -------------
    Loans receivable, net                                69,695,177       72,790,807
 Bank premises and equipment, net                         1,360,996        1,441,087
 Accrued interest receivable                                751,858          728,627
 Deferred taxes                                           2,762,337        2,298,195
 Other assets                                             1,661,689        1,169,556
                                                      -------------    -------------
      Total assets                                    $ 218,346,610    $ 215,775,712
                                                      =============    =============

Liabilities and stockholders' equity:
Liabilities:
 Deposits:
    Demand and checking                               $  71,959,437    $  66,692,436
    NOW                                                  23,701,324       23,574,056
    Money market                                         22,317,394       20,177,240
    Savings                                              13,672,742       14,809,010
    Time                                                 63,152,428       67,731,273
                                                      -------------    -------------
       Total Deposits                                   194,803,325      192,984,015
 Escrow deposits                                            908,931          267,144
 Subordinated debt                                        5,155,000        5,155,000
 Accounts payable and accrued expenses                    2,558,856        2,553,208
                                                      -------------    -------------
     Total liabilities                                  203,426,112      200,959,367
                                                      -------------    -------------

Employee Stock Ownership Plan Repurchase Obligation         273,878          284,411

Stockholders' equity:
 Common stock, ($.0001 par value, 3,000,000 shares
    authorized, 1,887,278 issued and outstanding at
    March 31, 2006 and 1,887,278 issued and
    outstanding at December 31, 2005)                           151              151
 Additional paid in capital                               8,751,712        8,743,200
 Retained earnings                                        9,211,604        8,621,693
 Unallocated ESOP Shares                                 (1,366,714)      (1,408,983)
 Accumulated other comprehensive loss,
   net of taxes of $1,701,118 and $1,242,278,
   respectively                                          (1,950,133)      (1,424,127)
                                                      -------------    -------------

    Total stockholders' equity                           14,646,620       14,531,934
                                                      -------------    -------------

     Total liabilities and stockholders'
        equity                                        $ 218,346,610    $ 215,775,712
                                                      =============    =============

See notes to consolidated financial statements.

                                VSB Bancorp, Inc.
                      Consolidated Statements of Operations
                                   (unaudited)

                                                Three months      Three months
                                                   ended             ended
                                               March 31, 2006    March 31, 2005
                                               --------------    --------------
Interest and dividend income:
 Loans receivable                              $    1,748,773    $    1,300,636
 Investment securities                              1,205,762         1,319,485
 Other interest earning assets                        179,448            66,305
                                               --------------    --------------
     Total interest income                          3,133,983         2,686,426

Interest expense:
 NOW                                                   23,203            22,025
 Money market                                          84,216            54,047
 Savings                                               18,334            18,227
 Subordinated debt                                     89,040            89,040
 Time                                                 453,883           187,117
                                               --------------    --------------
     Total interest expense                           668,676           370,456
                                               --------------    --------------

Net interest income                                 2,465,307         2,315,970
Provision (credit) for loan loss                       25,000           (30,000)
                                               --------------    --------------
    Net interest income
       after provision for loan loss                2,440,307         2,345,970
                                               --------------    --------------

Non-interest income:
 Loan fees                                             22,767            23,459
 Service charges on deposits                          389,756           404,017
 Net rental income                                      3,375            11,063
 Other income                                          67,651            20,896
                                               --------------    --------------
     Total non-interest income                        483,549           459,435
                                               --------------    --------------

Non-interest expenses:
 Salaries and benefits                              1,032,077           938,496
 Occupancy expenses                                   259,460           246,760
 Legal expense                                         58,874             9,924
 Professional fees                                     48,000            75,000
 Computer expense                                      60,528            54,812
 Director's fees                                       55,900            43,175
 Other expenses                                       304,434           233,643
                                               --------------    --------------
     Total non-interest expenses                    1,819,273         1,601,810
                                               --------------    --------------

       Income before income taxes                   1,104,583         1,203,595

Provision/(benefit) for income taxes:
 Current                                              519,974           558,302
 Deferred                                              (5,302)            2,501
                                               --------------    --------------
     Total provision for income taxes                 514,672           560,803
                                               --------------    --------------

              Net income                       $      589,911    $      642,792
                                               ==============    ==============

Basic income per common share                  $         0.33    $         0.36
                                               ==============    ==============

Diluted net income per share                   $         0.32    $         0.35
                                               ==============    ==============

Comprehensive income/(loss)                    $       63,905    $     (247,392)
                                               ==============    ==============

Book value per common share                    $         7.91    $         6.70
                                               ==============    ==============

All per share data has been adjusted for the 5 for 4 stock split, in the form of a 25% stock dividend, payable on May 18, 2006.

See notes to consolidated financial statements.

                                                          VSB Bancorp, Inc.
                                     Consolidated Statements of Changes in Stockholders' Equity
                                 Year Ended December 31, 2005 and Three Months Ended March 31, 2006
                                                             (unaudited)

                                                                                                        Accumulated
                            Number of                    Additional                    Unallocated         Other          Total
                             Common         Common        Paid-In         Retained        ESOP         Comprehensive   Stockholders'
                             Shares         Stock         Capital         Earnings       Shares            Loss           Equity
                          ------------   ------------   ------------    ------------   ------------    ------------    ------------
 Balance at
   December 31, 2004         1,881,278   $        150   $  8,818,313    $  6,054,264   $ (1,578,061)   $   (465,045)   $ 12,829,621

Exercise of stock option         6,000              1         63,731                                                         63,732
Amortization of earned
    portion of ESOP
    common stock                                                                            169,078                         169,078
Amortization of excess
    fair value over cost
    - ESOP                                                    18,742                                                         18,742
Transfer from ESOP
    repurchase
    obligation                                              (157,586)                                                      (157,586)
Comprehensive income:
  Net income                                                               2,567,429                                      2,567,429
  Other comprehensive
    income, net:
    Unrealized holding
    loss arising
    during the year                 --             --             --              --             --        (959,082)       (959,082)
                          ------------   ------------   ------------    ------------   ------------    ------------    ------------
Total comprehensive
  income                                                                                                                  1,608,347

 Balance at
   December 31, 2005         1,887,278   $        151   $  8,743,200    $  8,621,693   $ (1,408,983)   $ (1,424,127)   $ 14,531,934
                          ------------   ------------   ------------    ------------   ------------    ------------    ------------

Amortization of earned
    portion of ESOP
    common stock                                                                             42,269                          42,269
Amortization of excess
    fair value over cost
     - ESOP                                                   (2,021)                                                        (2,021)
Transfer from ESOP
    repurchase
    obligation                                                10,533                                                         10,533
Comprehensive income:
  Net income                                                                 589,911                                        589,911
  Other comprehensive
    income, net:
    Unrealized holding
    loss arising
    during the year                 --             --             --              --             --        (526,006)       (526,006)
                          ------------   ------------   ------------    ------------   ------------    ------------    ------------
Total comprehensive
  income                                                                                                                     63,905

 Balance at
   March 31, 2006            1,887,278   $        151   $  8,751,712    $  9,211,604   $ (1,366,714)   $ (1,950,133)   $ 14,646,620
                          ============   ============   ============    ============   ============    ============    ============

See notes to consolidated financial statements.

All per share data has been adjusted for the 5 for 4 stock split, in the form of a 25% stock dividend, payable on May 18, 2006.

                                       VSB Bancorp, Inc.
                             Consolidated Statements of Cash Flows
                                          (unaudited)

                                                               Three months      Three months
                                                                  ended             ended
                                                              March 31, 2006    March 31, 2005
                                                              --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                  $      589,911    $      642,792
  Adjustments to reconcile net income to net cash
    used in operating activities
  Depreciation and amortization                                      102,325           113,936
  Accretion of income, net of amortization of premium                (90,622)          (24,937)
  ESOP compensation expense                                           40,248            43,179
  Provision/(credit)  for loan losses                                 25,000           (30,000)
  Increase in prepaid and other assets                              (492,133)         (220,906)
  (Increase)/decrease in accrued interest receivable                 (23,231)           23,536
  (Increase)/decrease in deferred income taxes                        (5,302)            2,501
  Increase in accrued expenses and other liabilities                   5,648           346,679
                                                              --------------    --------------

        Net cash provided by operating activities                    151,844           896,780
                                                              --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net decrease in loan receivable                                  3,169,202         1,669,904
  Proceeds from repayment of investments securities,
      available for sale                                           4,812,832         7,127,909
  Purchase of investments securities, available for sale         (10,970,080)               --
  Purchase of premises and equipment                                 (22,234)           (7,417)
                                                              --------------    --------------

        Net cash( used in)/provided by investing activities       (3,010,280)        8,790,396
                                                              --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in deposits                              2,461,097       (11,744,752)
                                                              --------------    --------------

        Net cash provided by/(used in) financing activities        2,461,097       (11,744,752)
                                                              --------------    --------------

NET INCREASE/(DECREASE) IN CASH
  AND CASH EQUIVALENTS                                              (397,339)       (2,057,576)
                                                              --------------    --------------

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                             31,324,147        35,659,073
                                                              --------------    --------------

CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                               $   30,926,808    $   33,601,497
                                                              ==============    ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
  Cash paid during the period for:
    Interest                                                  $      794,699    $      363,000
                                                              ==============    ==============
    Taxes                                                     $      384,889    $      237,812
                                                              ==============    ==============

See notes to consolidated financial statements.

VSB Bancorp, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005 (UNAUDITED)
--------------------------------------------------------------------------------

1.   GENERAL

     VSB Bancorp, Inc. ("Bancorp" or "Company") became the holding company for Victory State Bank ("Bank"), a New York State chartered commercial bank on May 30, 2003 as the result of a reorganization of the Bank into the holding company form of organization. Through the Bank, the Company is primarily engaged in the business of commercial banking, and to a lesser extent retail banking, in Staten Island New York. The stockholders of the Bank became the stockholders of VSB Bancorp, Inc. as a result of the reorganization, receiving three shares of VSB Bancorp, Inc. stock for each two shares of Victory State Bank stock. Each stockholder owned the same percentage interest in VSB Bancorp immediately after the reorganization that the stockholder owned in the Bank immediately before the reorganization, subject to immaterial differences due to adjustments for cash in lieu of fractional shares. VSB Bancorp now owns 100% of the capital stock of the Bank. No stockholders of the Bank exercised dissenter's rights to receive cash instead of shares of the Company. The transaction between these entities under common control was accounted for at historical cost on an "as if pooled basis".

     Through the Bank, the Company is primarily engaged in the business of commercial banking, and to a lesser extent retail banking. The Bank gathers deposits from individuals and businesses primarily in Staten Island, New York and makes loans throughout that community. The Bank invests funds that are not used for lending primarily in government securities, mortgage backed securities and collateralized mortgage obligations. Customer deposits are insured, up to the applicable limit, by the Federal Deposit Insurance Corporation ("FDIC"). The Bank is supervised by the New York State Banking Department and the FDIC.

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

     Cash and Cash Equivalents - Cash and cash equivalents consists of cash on hand, due from banks and interest-bearing deposits. Net cash flows are reported for customer loan and deposit transactions and interest-bearing deposits. Regulation D of the Board of Governors of the Federal Reserve system requires that Victory State Bank maintain non-interest-bearing deposits or cash on hand as reserves against its demand deposits. The amount of reserves which Victory State Bank is required to maintain depends upon its level of transaction accounts. During the fourteen day period from March 30, 2006 through April 12,

2006, Victory State Bank was required to maintain reserves, after deducting vault cash, of $3,496,000. Reserves are required to be maintained on a fourteen day basis, so, from time to time, Victory State Bank may use available cash reserves on a day to day basis, so long as the fourteen day average reserves satisfy Regulation D requirements. Victory State Bank is required to report transaction account levels to the Federal Reserve on a weekly basis.

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

     Long-Lived Assets - The Company periodically evaluates the recoverability of long-lived assets, such as premises and equipment, to ensure the carrying value has not been impaired. In performing the review for recoverability, the Company would estimate the future cash flows expected to result from the use of the asset. If the sum of the expected future cash flows is less than the carrying amount an impairment will be recognized. The Company reports these assets at the lower of the carrying value or fair value.

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

     Basic and Diluted Net Income Per Common Share - Basic net income per share of common stock is based on 1,811,906 and 1,795,368, the weighted average number of common shares outstanding for the three months ended March 31, 2006 and 2005, respectively. Diluted net income per share of common stock is based on 1,858,416 and 1,857,212, the weighted average number of common shares and potentially dilutive common shares outstanding for the three months ended March 31, 2006 and

2005, respectively. The weighted average number of potentially dilutive common shares excluded in calculating diluted net income per common share due to the anti-dilutive effect is 72,716 and 52,980 shares for the three months ended March 31, 2006 and 2005, respectively. Common stock equivalents were calculated using the treasury stock method. All per share data throughout this report has been adjusted to reflect, retroactively, a 5 for 4 stock split, in the form of a 25% stock dividend, that was declared by the Board of Directors to stockholders of record on May 3, 2006.

     The reconciliation of the numerators and the denominators of the basic and diluted per share computations for the three months ended March 31, are as follows:

                                            2006                                   2005
                            ------------------------------------   ------------------------------------
                                          Weighted                               Weighted
                               Net        Average     Per Share       Net        Average     Per Share
                              Income      Shares        Amount       Income      Shares        Amount
                            ----------   ----------   ----------   ----------   ----------   ----------
Basic earnings per
  common share
-------------------------
Net income available to
 common stockholders        $  589,911    1,811,906   $     0.33   $  642,792    1,795,368   $     0.36
                                                      ==========                             ==========

Effect of dilutive shares
-------------------------
  Weighted average
    shares, if converted                     46,510                                 61,844
                                         ----------                             ----------

Diluted earnings per
  common share
-------------------------
Net income available to
 common stockholders        $  589,911    1,858,416   $     0.32   $  642,792    1,857,212   $     0.35
                            ==========   ==========   ==========   ==========   ==========   ==========

     Stock Based Compensation - FAS 123, Revised, required companies to record compensation expense for stock options provided to employees in return for employment service. The cost is measured at the fair value of the options when granted, and this cost is expensed over the employment service period, which is normally the vesting period of the options. This applies to awards granted or modified in fiscal years beginning in 2006. Compensation cost will also be recorded for prior option grants that vest after the date of adoption. The effect of result on operations will depend on the level of future option grants and the calculation of the fair value of the options granted at such future date, as well as the vesting periods provided, and so cannot currently be predicted. In December 2005, the Board authorized the acceleration of the vesting of all outstanding stock options issued to both employees and directors. The decision to accelerate the vesting of these options, which the Company believes is in the best interest of its stockholders, was made primarily to reduce non-cash compensation expense, approximately $169,000 of future compensation expense, net of taxes, that would have been recorded in its income statement in future periods upon the adoption of Financial Accounting Standards Board Statement No. 123R (Share-Based Payment) in January 2006.

If compensation cost for awards had been measured based on the fair value of the stock options awarded at the grant dates, net income and basic and diluted earnings per common share would have been reduced to the pro-forma amounts on the table below for the three months ended March 31, 2005:

                                                                 2005
                                                             ------------

     Net Income
          As reported                                        $    642,792
          Less: Total stock-based compensation expense
          determined under the fair value method for
          all rewards, net of related tax effects                  13,464
                                                             ------------

     Pro-forma                                               $    629,328
                                                             ============

                                                                 2005
                                                             ------------

     Basic earnings per common share
          As reported                                        $       0.36
          Less: Total stock-based compensation expense
          determined under the fair value method for
          all rewards, net of related tax effects                    0.01
                                                             ------------

     Pro-forma                                               $       0.35
                                                             ============

                                                                 2005
                                                             ------------

     Diluted earnings per common share
          As reported                                        $       0.35
          Less: Total stock-based compensation expense
          determined under the fair value method for
          all rewards, net of related tax effects                    0.01
                                                             ------------

     Pro-forma                                               $       0.34
                                                             ============

     All per share data throughout this report has been adjusted to reflect, retroactively, a 5 for 4 stock split, in the form of a 25% stock dividend, that was declared by the Board of Directors to stockholders of record on May 3, 2006.

Stock Options

     Options to buy stock are granted to directors, officers and employees under the VSB Bancorp, Inc. 2000 Incentive Plan, the 1998 Incentive Plan, the 2004 Directors' Plan, the 2000 Directors' Plan and the 1998 Directors' Plan which, in the aggregate, provide for issue up to 243,750 options. Exercise price is the market price at the date of grant, and compensation expense will be recognized in the income statement in accordance with FAS 123, Revised. The maximum option term is ten years, and the options vesting period is up to five years.

     As of December 31, 2005 the Board accelerated the vesting on all outstanding options so that they became immediately exercisable. By accelerating the vesting of these options, we estimated that approximately $169,000 of future compensation expense, net of taxes, was eliminated.

         There were no stock option grants in 2006 and 2005.

     The stock option components of the 2000 Incentive Plan, the 1998 Incentive Plan and the 2004 Directors' Plan, the 2000 Directors' Plan and the 1998 Directors' Plan, as of March 31, 2006, and changes during the three months ended, consist of the following:

                                                                 2006
                                             ------------------------------------------
                                                              Weighted
                                                              Average        Aggregate
                                                              Exercise       Intrinsic
                                              Shares (2)       Price         Value (1)
                                             ------------   ------------   ------------
     Options outstanding                          182,498   $      10.31
      at the beginning of the year

          Granted                                      --             --
          Canceled                                     --             --
          Exercised                                    --             --
                                             ------------

     Options outstanding at March 31, 2006        182,498   $      10.31   $    965,414
                                             ============   ============   ============
     Options exercisable at March 31, 2006        182,498   $      10.31   $    965,414
                                             ============   ============   ============

     Weighted average remaining contractual life of
     options outstanding at March 31, 2006                   5.4 Years

     (1) The aggregate intrinsic value is determined by taking the difference between the closing price at March 31, 2006 ($15.60, as adjusted for the 5 for 4 stock split) and the weighted average exercise price and then multiplying the result by the options outstanding at March 31, 2006.
     (2) All per share data throughout this report has been adjusted to reflect, retroactively, a 5 for 4 stock split, in the form of a 25% stock dividend, that was declared by the Board of Directors to stockholders of record on May 3, 2006.

     Described below is the range of exercise prices for options granted under the following option plans as of March 31, 2006:

                                                   Range of              Number of         Weighted Average    Weighted Average
     Plan Description                           Exercise Prices      Exercisable Shares     Exercise Price     Contractual Life
     --------------------------------------  ----------------------  -------------------  ------------------  -------------------
     1998 Director Stock Option Plan           From $4.90 to $6.40               27,500     $          6.13                 2.86

     1998 Incentive Stock Option Plan          From $4.75 to $6.40               33,000                5.76                 2.79

     2000 Director Stock Option Plan                $4.75                        25,000                4.39                 4.15

     2000 Incentive Stock Option Plan           $4.75 and $15.60                 41,998               10.40                 6.08

     2004 Director Stock Option Plan                $17.60                       55,000               17.60                 8.25
                                                                     -------------------  ------------------  -------------------

     All Plans                                                                  182,498     $         10.31                 5.35
                                                                     ===================  ==================  ===================

     All per share data throughout this report has been adjusted to reflect, retroactively, a 5 for 4 stock split, in the form of a 25% stock dividend, that was declared by the Board of Directors to stockholders of record on May 3, 2006.

     Employee Stock Ownership Plan - The cost of shares issued to the ESOP, but not yet allocated to participants, is shown as a reduction of stockholders' equity. Compensation expense is based on the market price of shares as they are committed to be released to participant accounts. Cash dividends on allocated ESOP shares reduce retained earnings; cash dividends on unearned ESOP shares reduce debt and accrued interest. As participants may put their ESOP shares back to the Company upon termination, an amount of equity equal to these shares times the current market price is reclassified out of stockholders' equity.

     Comprehensive Income - Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses, net of taxes, on securities available for sale which are also recognized as separate components of equity.

Item 2

Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition at March 31, 2006

         Total assets were $218,346,610 at March 31, 2006, an increase of $2,570,898 or 1.2%, from December 31, 2005. The increase resulted from the investment of funds available to us as the result of an increase in deposits. The deposit increase was caused generally by our efforts to grow our franchise and specifically by the deposit increases at our branch offices. We invested these funds, together with funds resulting from a $3,095,630 decrease in net loans receivable, primarily in investment securities available for sale, which increased by $5,164,452. We purchased investment the securities to offset the decline in loans and to increase investment collateral available to pledge for municipal deposits that we expect to receive in connection with our opening of a branch in a banking development district in the Rosebank section of Staten Island.

         Our deposits (including escrow deposits) were $195,712,256 at March 31, 2006, an increase of $2,461,097, or 1.3%, from December 31, 2005. The increase in deposits resulted from increases of $5,267,001 in non-interest demand deposits, $127,268 in NOW accounts and $2,140,154 in money market accounts, partially offset by decreases of $1,136,268 in savings accounts and $4,578,845 in time deposits. The reduction in time deposits reflects the maturity of jumbo certificates opened with the proceeds of like-kind exchange trusts, where such trusts have a maximum six-month term.

         Total stockholders' equity was $14,646,620 at March 31, 2006, an increase of $114,686 from December 31, 2005. The increase reflected net income of $589,911 for the three months ended March 31, 2006, reduced by an increase of $526,006 in other comprehensive loss, due to an increase in the unrealized loss in securities available for sale during the first three months of 2006. The unrealized loss increased due to the increase in market interest rates, which drove down the market value of the fixed rate bond portfolio. This unrealized loss is excluded from the calculation of regulatory capital. Management does not anticipate selling securities in this portfolio, but changes in market interest rates or in the demand for funds may change management's plans with respect to the securities portfolio. If there is a material increase in interest rates, the market value of the available for sale portfolio may decline further. Management believes that the principal and interest payments on this portfolio, combined with the existing liquidity, will be sufficient to fund loan growth and potential deposit outflow.

         The change in stockholders' equity also included an increase of $8,512 in additional paid in capital due to reclassification of $10,533 representing the Employee Stock Ownership Plan Repurchase Obligation and a decrease in unearned ESOP shares of $42,269 reflecting the effect of the gradual payment of the loan we made to fund the ESOP's purchase of our stock.

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

Results of Operations for the Three Months Ended March 31, 2006 and March 31,
2005

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

         General. We had net income of $589,911 for the quarter ended March 31, 2006, compared to net income of $642,792 for the comparable quarter in 2005. The principal categories which make up the 2006 net income are:

            o   Interest income of $3,133,983
            o   Reduced by interest expense of $668,676
            o   Reduced by the provision for loan losses of $25,000
            o   Increased by non-interest income of $483,549
            o   Reduced by non-interest expense of $1,819,273
            o   Reduced by $514,672 in income tax expense

         We discuss each of these categories individually and the reasons for the differences between the quarters ended March 31, 2006 and 2006 in the following paragraphs.

         Interest Income. Interest income was $3,133,983 for the quarter ended March 31, 2006, compared to $2,686,426 for the quarter ended March 31, 2005, an increase of $447,557, or 16.66%. We accomplished the increase in interest income, despite the decrease in total average interest-earning assets of $3,191,930, principally because of increases in the yields on our prime-based loans, which make up most of our loan portfolio. The decrease in average interest-earning assets was composed of a decrease in the average balance of investment securities of $16,476,797, partially offset by a $6,971,846 increase in the average balance of the loan portfolio and a $6,313,021 increase in other interest-earning assets.

         The yields on all principal asset categories increased as the Fed Funds rate increased, causing increases in other interest rate indexes, such as the prime rate, and market interest rates generally. The yields on our loan portfolio and our other interest earning assets, principally short term liquid assets, increased more rapidly than the yield on our investment securities. This occurred because most of our loans and liquid assets tend to have interest rates that increase rapidly upon changes in market rates while the rates we earn on our investment securities are primarily either fixed rates or rates that adjust at less frequent intervals than our the rates on our loans.

         The average balance of our loans increased to $73,192,245 for the quarter ended March 31, 2006 from $66,220,399, or 10.53%, during the 2005 quarter. In conjunction with the increase in volume, the average yield on loans increased by 155 basis points as the prime rate, upon which many of our loans are based on, rose to the point where the interest rates on our loans increased above the interest rate floors, which had been effective when the prime rate was at historically low levels. As of the first quarter of 2006, the interest rates on all of our prime-based loans have risen above their interest rate floors and will now re-price upwards in the event of future increases in the prime rate.

         Finally, we had a $113,143 increase in income from overnight funds and other interest earning assets due to the higher market rates on short term and overnight investments. The average balance of overnight investments increased $6,313,021, or 56.12%, from the first quarter of 2005 to the first quarter of 2006, the yield also increased 190 basis points. We increased the average balance of overnight investments because they provide us with greater reinvestment flexibility and the gap between the rates on those investments versus the rates on investment securities narrowed as short-term market rates rose while longer term rates remained more steady.

         The average yield on all non-loan interest earning assets was approximately 4.46% during the first quarter of 2006, compared to approximately 4.11% during the first quarter of 2005. The yield on other interest earning assets rose to 4.14% in 2006 from 2.24% during the same period in 2005, while the yield on investment securities rose from 4.28% to 4.51%. The investment securities portfolio represented 86.1% of average non-loan interest earning assets in the 2006 period compared to 91.7% in the 2005 period.

         Interest Expense. Interest expense was $668,676 for the quarter ended March 31, 2006, compared to $370,456 for the quarter ended March 31, 2005, an increase of 80.5%. The increase was primarily the result of an increase in the rates we paid on deposits, coupled with increases in the average balance of interest-bearing deposits, primarily time deposits. The average balance of time deposits increased more rapidly than other interest-bearing deposits because we have opened a number of large balance time deposit accounts for like-kind exchange trusts. These trusts are created by attorneys in real estate transactions. The deposits have a maximum term of six months and cannot be renewed. The volume of these deposits tends to fluctuate with activity in the real estate markets and competitive pressures, so there can be no assurance that we will be able to replace these funds when these time deposits mature.

         Our average cost of funds increased from 1.30% to 2.13% between the two periods, primarily due to an increase of 127 basis points in the average rate we paid on time deposits. Competition and the increase in prevailing market interest rates required an increase in the rates we offered on both new and renewing time deposits. While we have been able to impose greater limits on interest rate increases in other deposit categories as market interest rates began to rise, further increases in market rates, if they occur, can be expected to compel increases in the rates we offer on these deposit categories to maintain our competitive posture. Any further increase in competition may accelerate the increase in our cost of funds resulting from increases in market interest rates as more banks compete for customer deposits.

         Net Interest Income Before Provision for Loan Losses. Net interest income before the provision for loan losses was $2,465,307 for the quarter ended March 31, 2006, an increase of $149,337, or 6.5% over the $2,315,970 in the comparable 2005 quarter. The increase was driven by an increase in loans and other interest earning assets, partially offset by a decline in investment securities. Our interest rate spread and net interest margin increased to 4.13% and 4.90% in the first quarter of 2006 compared to 4.03% and 4.58% in the first quarter of 2005, respectively. On the asset side, the average yield of earning assets in the 2006 period increased to 6.26% from 5.33% in the March 2005 period, or an increase of 93 basis points. On the liability side, there was an increase in our cost of funds of 83 basis points. The resulting 10 basis point improvement in spread was the result of the combined effect of a variety of strategies, including efforts to increase our loan portfolio, which is our highest earning asset category, and limits on increases in the rates we offered on some deposit categories.

         Changes in our time deposit portfolio, our highest cost deposit product, contributed to the increase in cost of funds. First, time deposits comprised 133% of the increase in average interest-bearing liabilities, and increased from 44.9% of average interest bearing liabilities in the 2005 quarter to 52.9% in the 2006 quarter. The average rate on these deposits increased 127 basis points from 1.46% in the 2005 quarter to 2.73% in the 2006 quarter. We do not have and we do not seek brokered time deposits.

         Our non-interest checking accounts have declined recently. Management seeks to maintain a high level of non-interest checking accounts through developing relationships with local businesses. Maintaining a high percentage of non-interest checking accounts is particularly advantageous in a rising rate environment because these no-cost funds can be invested at the higher yields. However, an increase in market interest rates may make interest-bearing deposit products more attractive to customers and cause funds to shift from non-interest checking into interest-bearing deposit products.

         Provision for Loan Losses. The provision for loan losses was $25,000 for the quarter ended March 31, 2006, compared to $30,000 credit to the provision for loan losses, for the quarter ended March 31, 2005. The increase in the provision was primarily due to an increase in loan delinquencies at the beginning of the first quarter of 2006. The provision for loan losses in any period depends upon the amount necessary to bring the allowance for loan losses to the level management believes is adequate, after taking into account charge offs and recoveries. Our allowance for loan losses is based on management's evaluation of the risks inherent in our loan portfolio and the general economy. Management periodically evaluates both broad categories of performing loans and problem loans individually to assess the appropriate level of the allowance.

         Although management uses available information to assess the adequacy of the allowance on a quarterly basis in consultation with outside advisors and the board of directors, changes in national or local economic conditions, the circumstances of individual borrowers, or other factors, may change, increasing the level of problem loans and requiring an increase in the level of the allowance. The allowance for loan losses represented 1.66% of total loans at March 31, 2006, but there can be no assurance that a higher level, or a higher provision for loan losses, will not be necessary in the future.

         Non-interest Income. Non-interest income was $483,549 for the three months ended March 31, 2006, compared to $459,435 during the same period last year. The $24,114, or 5.3%, increase in non-interest income was a direct result of a $46,755 increase in other income offset by a $14,261 decrease in service charges on deposits (primarily non-sufficient fund fees). Service fees on deposit accounts declined from 2005 to 2006 as the volume of deposit account transactions generating fee income declined. Service fees on deposit accounts, principally non-sufficient funds fees, declined from 2005 to 2006 as customers reduced the frequency with which they overdrew their deposit accounts.

         Non-interest Expense. Non-interest expense was $1,819,273 for the quarter ended March 31, 2006, compared to $1,601,810 for the quarter ended March 31, 2005. The principal causes of the $217,463 increase were:
     o $93,581 in higher salary and benefits costs due to normal salary increases, an increase in staffing to support growth and higher benefit costs.
     o $48,950 increase in higher legal expenses incurred in connection with a number of pending lawsuits involving a former customer of the Bank.
     o $70,791 more of "other expenses," primarily pre-opening expenses for our fifth branch .

         Income Tax Expense. Income tax expense was $514,672 for the quarter ended March 31, 2006, compared to income tax expense of $560,803 for the quarter ended March 31, 2005. The reduction in interest expense was due to the $99,012 decrease in income before income taxes in the 2006 quarter. Our effective tax rate remained the same for the quarters ended March 31, 2006 and 2005 at 46.6%.

                                                    VSB Bancorp, Inc.
                                           Consolidated Average Balance Sheets
                                                       (unaudited)

                                                       Three                                      Three
                                                    Months Ended                               Months Ended
                                                   March 31, 2006                             March 31, 2005
                                      ---------------------------------------    ---------------------------------------
                                        Average                       Yield/       Average                       Yield/
                                        Balance         Interest       Cost        Balance         Interest       Cost
                                      ------------    ------------   --------    ------------    ------------   --------
Assets:
Interest-earning assets:
  Loans receivable                    $ 73,192,245    $  1,748,773       9.37%   $ 66,220,399    $  1,300,636       7.82%
  Investment securities, AFS           108,531,686       1,205,762       4.51     125,008,483       1,319,485       4.28
  Other interest-earning assets         17,561,236         179,448       4.14      11,248,215          62,118       2.24
                                      ------------    ------------               ------------    ------------
  Total interest-earning assets        199,285,167       3,133,983       6.26     202,477,097       2,682,239       5.33

Non-interest earning assets             14,168,160                                 13,246,980
                                      ------------                               ------------
  Total assets                        $213,453,327                               $215,724,077
                                      ============                               ============

Liabilities and equity:
Interest-bearing liabilities:
  Savings accounts                    $ 14,798,671          18,334       0.50    $ 14,670,365          18,227       0.50
  Time accounts                         67,460,105         453,883       2.73      51,990,462         187,117       1.46
  Money market accounts                 19,878,287          84,216       1.72      22,891,548          54,047       0.96
  Now accounts                          20,126,130          23,203       0.47      21,085,338          22,025       0.42
  Trust preferred                        5,155,000          89,040       6.91       5,155,000          89,040       6.91
                                      ------------    ------------               ------------    ------------
    Total interest-bearing
       liabilities                     127,418,193         668,676       2.13     115,792,713         370,456       1.30
  Checking accounts                     68,300,650                                 84,229,837
                                      ------------                               ------------
Total deposits                         195,718,843                                200,022,550
Other liabilities                        2,668,707                                  2,414,505
                                      ------------                               ------------
  Total liabilities                    198,387,550                                202,437,055
Equity                                  15,065,777                                 13,287,022
                                      ------------                               ------------
  Total liabilities and equity        $213,453,327                               $215,724,077
                                      ============                               ============

Net interest income/net interest
 rate spread                                          $  2,465,307       4.13%                   $  2,311,783       4.03%
                                                      ============   ========                    ============   ========

Net interest earning assets/net
 interest margin                      $ 71,866,974                       4.90%   $ 86,684,384                       4.58%
                                      ============                   ========    ============                   ========

Ratio of interest-earning assets to
 interest-bearing liabilities                 1.56 x                                     1.75 x
                                      ============                               ============


Return on Average Assets                      1.06%                                      1.18%
                                      ============                               ============
Return on Average Equity                     15.06%                                     19.23%
                                      ============                               ============
Tangible Equity  to Total Assets              6.71%                                      5.63%
                                      ============                               ============

Liquidity and Capital Resources

         Our primary sources of funds are increases in deposits and proceeds from the repayment of investment securities. We use these funds principally to purchase new investment securities and to fund new and renewing loans in our loan portfolio.

         During the three months ended March 31, 2006, we had a net increase in deposits of $2,461,097, proceeds from repayment of investment securities totaled $4,812,832 and a net decrease in loans receivable of $3,169,202. We used the resulting increase in funds, along with other available funds, primarily to purchase $10,970,080 of investment securities.

         In contrast, during the comparable period of 2005, our principal sources of cash were proceeds from the repayment of investment securities of $7,127,909 and a net decrease in loans receivable of $1,669,904, which were used to fund a net decrease in deposits of $11,744,752. We did not need to sell any investment securities prior to maturity to fund the deposit outflow.

         The Bank satisfied all capital ratio requirements of the Federal Deposit Insurance Corporation at March 31, 2006, with a Tier I Leverage Capital ratio of 9.90%, a ratio of Tier I Capital to Risk-Weighted Assets ratio of 21.05%, and a Total Capital to Risk-Weighted Assets ratio of 22.23%.

         VSB Bancorp, Inc. satisfied all capital ratio requirements of the Federal Reserve at March 31, 2006, with a Tier I Leverage Capital ratio of 10.25%, a ratio of Tier I Capital to Risk-Weighted Assets ratio of 21.75%, and a Total Capital to Risk-Weighted Assets ratio of 22.93%.

         In the first three months of 2006, we experienced a $397,339 decrease in cash and cash equivalents compared to a $2,057,576 decrease in cash and cash equivalents during the first three months of 2005. Total cash and cash equivalents at March 31, 2006 were $30,926,808. One of the important tasks facing management in upcoming periods is to balance the level of cash and cash equivalents for liquidity purposes and the reinvestment opportunities into higher yielding interest-earning assets such as loans or securities.

         The following table sets forth our contractual obligations and commitments for future lease payments, time deposit maturities and loan commitments.

Contractual Obligations and Commitments at March 31, 2006

Contractual Obligations                                              Payment due by Period
                                            ------------------------------------------------------------------------
                                             Less than     One to three   Four to five      After       Total Amounts
                                              One Year        years          years        five years      committed
                                            ------------   ------------   ------------   ------------   ------------
Minimum annual rental  payments under
      non-cancelable operating leases       $    492,622   $    810,688   $    828,348   $  2,845,981   $  4,977,639
Remaining contractual maturities of time
      deposits                                59,805,570      1,012,955      2,333,903             --     63,152,428
                                            ------------   ------------   ------------   ------------   ------------
 Total contractual cash obligations         $ 60,298,192   $  1,823,643   $  3,162,251   $  2,845,981   $ 68,130,067
                                            ============   ============   ============   ============   ============


Other commitments                                           Amount of commitment Expiration by Period
                                            ------------------------------------------------------------------------
                                             Less than     One to three   Four to five      After       Total Amounts
                                              One Year        years          years        five years      committed
                                            ------------   ------------   ------------   ------------   ------------

                                            ------------   ------------   ------------   ------------   ------------
 Loan commitments                           $ 13,886,265   $  7,472,094   $         --   $         --   $ 21,358,359
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

Item 3 - Controls and Procedures

         Evaluation of Disclosure Controls and Procedures:
         ------------------------------------------------
As of March 31, 2006, we undertook an evaluation of our disclosure controls and procedures under the supervision and with the participation of Merton Corn, President and CEO, and Raffaele M. Branca, Executive Vice President and CFO. Disclosure controls are the systems and procedures we use that are designed to ensure that information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934 (such as annual reports on Form 10-KSB and quarterly periodic reports on Form 10-QSB) is recorded, processed, summarized and reported, in a manner which will allow senior management to make timely decisions on the public disclosure of that information. Messrs. Corn and Branca concluded that our current disclosure controls and procedures are effective in ensuring that such information is (i) collected and communicated to senior management in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Since our last evaluation of our disclosure controls, we have not made any significant changes in, or corrective actions taken regarding, either our internal controls or other factors that could significantly affect those controls.

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

After the Bank made a motion to dismiss the claims against it, the plaintiff requested court permission to drop the aiding and abetting a breach of fiduciary duty claim, and to instead assert, in a second amended complaint, different claims based upon alleged negligence, misappropriation and deceptive business practices under the New York General Business Law. The proposed second amended complaint requests monetary damages against the Bank of $1,817,041 plus recovery of attorney's fees. The court permitted the plaintiff to serve the second amended complaint, but the plaintiff did not do so. Instead, the plaintiff has proposed to revise the second amended complaint but assert the same claims against the Bank that were included in the original second amended complaint. The Bank intends to defend aggressively the amended claims and has referred the litigation to its insurance carrier, which has indicated that at least some of the claims in the original second amended complaint are covered by insurance. The Bank has forwarded the proposed revised second amended complaint to its insurance carrier for review.

Item 4 - Submission of Matters to a Vote of Security Holders

     No matters were submitted to security holders for a vote during the period from January 1, 2006 through March 31, 2006. VSB Bancorp, Inc. held its third Annual Meeting of Stockholders on April 25, 2006 at its principal office, 3155 Amboy Road, Staten Island, New York 10306, at 5:00 P.M. At that meeting, 1,309,023 shares of the capital stock of the Company were represented in person or by proxy, being 86.7 % of all outstanding shares of the capital stock of the Company, with a quorum being present. The Annual Meeting was held for the purpose of voting on two proposals, with the results of the voting as follows:


     1.   The election of three directors for three-year terms:

                                                         Percentage of                       Percentage of
               Director                   Votes              shares             Votes            shares
               Elected                     For               voted            Withheld           voted
     -----------------------------    --------------    -----------------   -------------   -----------------
     Alfred C. Johnsen                    1,303,085                99.5%           5,938                0.5%
     Carlos Perez, M.D.                   1,303,085                99.5%           5,938                0.5%
     Bruno Savo                           1,303,085                99.5%           5,938                0.5%

     No other persons received any votes.

     The following directors continued as directors of the Company: Joseph J.
     LiBassi, Raffaele M. Branca, Joan Nerlino Caddell, Merton Corn, Robert S.
     Cutrona, Sr., and Chaim Farkas.

     2. The ratification of the appointment of Crowe Chizek and Company LLC as our independent public accountants for the fiscal year ending December
          31, 2006.

                    Percentage of                           Percentage of                           Percentage of
     Votes             shares                Votes             shares                Votes             shares
      For               voted               Against             voted              Abstained            voted
----------------   ----------------      ---------------   ----------------      ---------------   ----------------
   1,297,485              99.1%                5,538               0.4%                6,000               0.5%

There were no broker non-votes.

Signature Page

     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         VSB Bancorp, Inc.



     Date: May 9, 2006                   /s/ MERTON CORN
                                         -------------------------------------
                                         Merton Corn
                                         President and Chief Executive Officer



     Date: May 9, 2006                   /s/ RAFFAELE M. BRANCA
                                         -------------------------------------
                                         Raffaele M. Branca
                                         Executive Vice President and Chief
                                           Financial Officer




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


-------------------------------------

Item 6 - Exhibits

Exhibit
Number         Description of Exhibit
------         ----------------------
31.1           Rule 13A-14(a)/15D-14(a) Certification of Chief Executive Officer
31.2           Rule 13A-14(a)/15D-14(a) Certification of Chief Financial Officer
32.1           Certification by CEO pursuant to 18 U.S.C. 1350.
32.2           Certification by CFO pursuant to 18 U.S.C. 1350.