Form 10QSB
period 2006-06-30
VSB BANCORP INC
filed 2006-08-10
CIK 1225874

UNITED STATES
                        SECURITY AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20849

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                       FOR THE QUARTER ENDED JUNE 30, 2006


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

The Registrant had 1,891,759 common shares outstanding as of July 28, 2006.

                                           CROSS REFERENCE INDEX

                                                   PART I

                                                                                                                          Page
                                                                                                                          ----
Item 1    Consolidated Statements of Financial Condition as of June 30, 2006 and December 31, 2005 (unaudited).           4
          Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2006
               and 2005 (unaudited).                                                                                      5
          Consolidated Statements of Changes in Stockholders' Equity for the Six Months Ended June 30, 2006
               and the Year Ended December 31, 2005 (unaudited).                                                          6
          Consolidated Statements of Cash Flows for the Three and Six Months Ended June 30, 2006
               and 2005 (unaudited).                                                                                      7
          Notes to Consolidated Financial Statements for the Three and Six Months Ended June 30, 2006
               and 2005 (unaudited).                                                                                      8 to 15
Item 2    Management's Discussion and Analysis of Financial Condition and Results of Operations                           15 to 24
Item 3    Control and Procedures                                                                                          24 to 25
                                                   PART II


Item 1    Legal Proceedings                                                                                               25

          Signature Page                                                                                                  26

          Exhibit 31.1, 31.2, 32.1, 32.2                                                                                  27 to 30

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

                                  VSB Bancorp, Inc.
                   Consolidated Statements of Financial Condition
                                     (unaudited)

                                                         June 30,       December 31,
                                                          2006              2005
                                                      -------------    -------------
Assets:
 Cash and due from banks                              $  27,828,917    $  31,324,147
 Investment securities, available for sale              117,998,456      106,023,293
 Loans receivable                                        71,935,506       73,944,105
  Allowance for loan loss                                (1,240,851)      (1,153,298)
                                                      -------------    -------------
    Loans receivable, net                                70,694,655       72,790,807
 Bank premises and equipment, net                         1,712,873        1,441,087
 Accrued interest receivable                                830,467          728,627
 Deferred taxes                                           3,154,451        2,298,195
 Other assets                                             1,497,103        1,169,556
                                                      -------------    -------------
      Total assets                                    $ 223,716,922    $ 215,775,712
                                                      =============    =============

Liabilities and stockholders' equity:
Liabilities:
 Deposits:
    Demand and checking                               $  69,349,228    $  66,692,436
    NOW                                                  24,783,295       23,574,056
    Money market                                         18,562,940       20,177,240
    Savings                                              12,730,971       14,809,010
    Time                                                 75,524,560       67,731,273
                                                      -------------    -------------
       Total Deposits                                   200,950,994      192,984,015
 Escrow deposits                                            274,772          267,144
 Subordinated debt                                        5,155,000        5,155,000
 Accounts payable and accrued expenses                    2,195,454        2,553,208
                                                      -------------    -------------
     Total liabilities                                  208,576,220      200,959,367
                                                      -------------    -------------

Employee Stock Ownership Plan Repurchase Obligation         315,845          284,411

Stockholders' equity:
 Common stock, ($.0001 par value, 3,000,000 shares
    authorized, 1,891,009 issued and outstanding at
    June 30, 2006 and 1,509,822 issued and
    outstanding at December 31, 2005)                           189              151
 Additional paid in capital                               8,753,050        8,743,200
 Retained earnings                                        9,799,374        8,621,693
 Unallocated ESOP Shares                                 (1,324,444)      (1,408,983)
 Accumulated other comprehensive loss,
   net of taxes of $2,096,429 and $1,242,278,
   respectively                                          (2,403,312)      (1,424,127)
                                                      -------------    -------------

    Total stockholders' equity                           14,824,857       14,531,934
                                                      -------------    -------------

     Total liabilities and stockholders'
        equity                                        $ 223,716,922    $ 215,775,712
                                                      =============    =============

See notes to consolidated financial statements.

                                           VSB Bancorp, Inc.
                                 Consolidated Statements of Operations
                                              (unaudited)

                                        Three months    Three months      Six months       Six months
                                            ended           ended            ended            ended
                                        June 30, 2006   June 30, 2005    June 30, 2006    June 30, 2005
                                        -------------   -------------    -------------    -------------
Interest and dividend income:
 Loans receivable                       $   1,758,136   $   1,352,333    $   3,506,909    $   2,652,969
 Investment securities                      1,320,669       1,235,763        2,526,431        2,555,248
 Other interest earning assets                133,179          83,142          312,627          145,260
                                        -------------   -------------    -------------    -------------
     Total interest income                  3,211,984       2,671,238        6,345,967        5,353,477

Interest expense:
 NOW                                           26,442          27,871           49,645           49,896
 Money market                                  95,447          51,953          179,663          106,000
 Savings                                       21,044          20,111           39,378           38,338
 Subordinated debt                             89,039          89,039          178,079          178,079
 Time                                         531,071         263,269          984,954          450,386
                                        -------------   -------------    -------------    -------------
     Total interest expense                   763,043         452,243        1,431,719          822,699

Net interest income                         2,448,941       2,218,995        4,914,248        4,530,778
Provision (credit) for loan loss                   --         (45,000)          25,000          (75,000)
                                        -------------   -------------    -------------    -------------
    Net interest income
       after provision for loan loss        2,448,941       2,263,995        4,889,248        4,605,778
                                        -------------   -------------    -------------    -------------

Non-interest income:
 Loan fees                                     17,533          33,635           40,300           57,094
 Service charges on deposits                  386,972         440,590          776,728          844,607
 Net rental income                              3,374          10,542            6,749           21,605
 Other income                                  70,593          29,410          138,244           54,493
                                        -------------   -------------    -------------    -------------
     Total non-interest income                478,472         514,177          962,021          977,799
                                        -------------   -------------    -------------    -------------

Non-interest expenses:
 Salaries and benefits                        969,643         935,254        2,001,720        1,873,750
 Occupancy expenses                           279,590         239,982          539,050          486,742
 Legal expense                                103,447          23,451          162,321           33,375
 Professional fees                             42,000          51,000           90,000          126,000
 Computer expense                              62,097          60,138          122,625          114,950
 Directors' fees                               57,550          43,750          113,450           86,925
 Other expenses                               312,606         261,005          617,040          494,648
                                        -------------   -------------    -------------    -------------
     Total non-interest expenses            1,826,933       1,614,580        3,646,206        3,216,390
                                        -------------   -------------    -------------    -------------

       Income before income taxes           1,100,480       1,163,592        2,205,063        2,367,187

Provision/(benefit) for income taxes:
 Current                                      509,513         526,438        1,029,487        1,084,740
 Deferred                                       3,197          15,693           (2,105)          18,194
                                        -------------   -------------    -------------    -------------
     Total provision for income taxes         512,710         542,131        1,027,382        1,102,934
                                        -------------   -------------    -------------    -------------

              Net income                $     587,770   $     621,461    $   1,177,681    $   1,264,253
                                        =============   =============    =============    =============

Basic income per common share           $        0.32   $        0.35    $        0.65    $        0.70
                                        =============   =============    =============    =============

Diluted net income per share            $        0.31   $        0.33    $        0.63    $        0.68
                                        =============   =============    =============    =============

Comprehensive income                    $     134,591   $   1,421,335    $     198,496    $   1,173,943
                                        =============   =============    =============    =============

Book value per common share             $        8.01   $        7.56    $        8.01    $        7.56
                                        =============   =============    =============    =============

All per share data has been adjusted for the 5 for 4 stock split, in the form of a 25% stock dividend, paid on May 18, 2006.

See notes to consolidated financial statements.

                                                          VSB Bancorp, Inc.
                                     Consolidated Statements of Changes in Stockholders' Equity
                                   Year Ended December 31, 2005 and Six Months Ended June 30, 2006
                                                             (unaudited)


                                                                                                        Accumulated
                                  Number of                  Additional                  Unallocated      Other           Total
                                   Common        Common       Paid-In        Retained        ESOP      Comprehensive   Stockholders'
                                   Shares        Stock        Capital        Earnings       Shares         Loss           Equity
                                ------------  ------------  ------------   ------------  ------------   ------------   ------------
 Balance at December 31, 2004      1,505,022  $        150  $  8,818,313   $  6,054,264  $ (1,578,061)  $   (465,045)  $ 12,829,621

Exercise of stock option               4,800             1        63,731                                                     63,732
Amortization of earned portion
    of ESOP common stock                                                                      169,078                       169,078
Amortization of excess fair
    value over cost - ESOP                                        18,742                                                     18,742
Transfer from ESOP repurchase
    obligation                                                  (157,586)                                                  (157,586)
Comprehensive income:
  Net income                                                                  2,567,429                                   2,567,429
  Other comprehensive income,
   net:
    Unrealized holding loss
    arising during the year               --            --            --             --            --       (959,082)      (959,082)
                                ------------  ------------  ------------   ------------  ------------   ------------   ------------
Total comprehensive income                                                                                                1,608,347

 Balance at December 31, 2005      1,509,822  $        151  $  8,743,200   $  8,621,693  $ (1,408,983)  $ (1,424,127)  $ 14,531,934
                                ------------  ------------  ------------   ------------  ------------   ------------   ------------

Exercise of stock option               3,000                      42,170                                                     42,170
Amortization of earned portion
    of ESOP common stock                                                                       84,539                        84,539
5 for 4 stock split and purchase
    of fractional shares             378,187            38          (367)                                                      (329)
Amortization of excess fair
    value over cost - ESOP                                          (519)                                                      (519)
Transfer from ESOP repurchase
    obligation                                                   (31,434)                                                   (31,434)
Comprehensive income:
  Net income                                                                  1,177,681                                   1,177,681
  Other comprehensive income,
   net:
    Unrealized holding loss
    arising during the year               --            --            --             --            --       (979,185)      (979,185)
                                ------------  ------------  ------------   ------------  ------------   ------------   ------------
Total comprehensive income                                                                                                  198,496

 Balance at June 30, 2006          1,891,009  $        189  $  8,753,050   $  9,799,374  $ (1,324,444)  $ (2,403,312)  $ 14,824,857
                                ============  ============  ============   ============  ============   ============   ============

All per share data has been adjusted for the 5 for 4 stock split, in the form of a 25% stock dividend, paid on May 18, 2006.

See notes to consolidated financial statements.

                                                         VSB Bancorp, Inc.
                                               Consolidated Statements of Cash Flows
                                                            (unaudited)

                                                                  Three months     Three months      Six months       Six months
                                                                      ended            ended            ended            ended
                                                                  June 30, 2006    June 30, 2005    June 30, 2006    June 30, 2005
                                                                  -------------    -------------    -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                      $     587,770    $     621,461    $   1,177,681    $   1,264,253
  Adjustments to reconcile net income to net cash
    provided by operating activities
  Depreciation and amortization                                         115,233          115,147          217,558          229,083
  Accretion of income, net of amortization of premium                   (96,770)         (13,423)        (187,392)         (38,360)
  ESOP compensation expense                                              43,772           44,358           84,020           87,537
  Provision/(credit) for loan losses                                         --          (45,000)          25,000          (75,000)
  Decrease/(increase)in prepaid and other assets                        164,586          (97,647)        (327,547)        (318,553)
  (Increase)/decrease in accrued interest receivable                    (78,609)         (21,295)        (101,840)           2,241
  Decrease/(increase) in deferred income taxes                            3,197           15,693           (2,105)          18,194
  (Increase)/decrease in accrued expenses and other liabilities        (363,402)        (142,118)        (357,754)         204,561
                                                                  -------------    -------------    -------------    -------------
        Net cash provided by operating activities                       375,777          477,176          527,621        1,373,956
                                                                  -------------    -------------    -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net (increase)/decrease in loan receivable                           (896,471)      (9,557,842)       2,272,731       (7,887,938)
  Proceeds from repayment of investment securities,
      available for sale                                              5,308,655        6,793,035       10,121,487       13,920,944
  Purchases of investment securities, afs                           (12,974,093)              --      (23,944,173)              --
  Purchases of premises and equipment                                  (467,110)         (15,979)        (489,344)         (23,396)
                                                                  -------------    -------------    -------------    -------------
        Net cash (used in)/provided by investing activities          (9,029,019)      (2,780,786)     (12,039,299)       6,009,610
                                                                  -------------    -------------    -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase/(decrease) in deposits                                 5,513,510       (6,739,871)       7,974,607      (18,484,623)
  Exercise stock option                                                  42,170           40,776           42,170           40,776
  5 for 4 stock split and the purchase of fractional shares                (329)              --             (329)              --
                                                                  -------------    -------------    -------------    -------------
        Net cash (used in)/provided by financing activities           5,555,351       (6,699,095)       8,016,448      (18,443,847)
                                                                  -------------    -------------    -------------    -------------

NET (DECREASE)/INCREASE IN CASH
  AND CASH EQUIVALENTS                                               (3,097,891)      (9,002,705)      (3,495,230)     (11,060,281)
                                                                  -------------    -------------    -------------    -------------

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                                30,926,808       33,601,497       31,324,147       35,659,073
                                                                  -------------    -------------    -------------    -------------

CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                                   $  27,828,917    $  24,598,792    $  27,828,917    $  24,598,792
                                                                  =============    =============    =============    =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
  Cash paid during the period for:
    Interest                                                      $     646,527    $     408,849    $   1,441,226    $     771,849
                                                                  =============    =============    =============    =============
    Taxes                                                         $     841,170    $   1,039,075    $   1,226,059    $   1,276,887
                                                                  =============    =============    =============    =============

See notes to consolidated financial statements.

VSB Bancorp, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005 (UNAUDITED)
--------------------------------------------------------------------------------

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

      Cash and Cash Equivalents - Cash and cash equivalents consists of cash on hand, due from banks and interest-bearing deposits. Net cash flows are reported for customer loan and deposit transactions and interest-bearing deposits. Regulation D of the Board of Governors of the Federal Reserve system requires that Victory State Bank maintain non-interest-bearing deposits or cash on hand as reserves against its demand deposits. The amount of reserves which Victory

State Bank is required to maintain depends upon its level of transaction accounts. During the fourteen day period from June 22, 2006 through July 5, 2006, Victory State Bank was required to maintain reserves, after deducting vault cash, of $4,247,000. Reserves are required to be maintained on a fourteen day basis, so, from time to time, Victory State Bank may use available cash reserves on a day to day basis, so long as the fourteen day average reserves satisfy Regulation D requirements. Victory State Bank is required to report transaction account levels to the Federal Reserve on a weekly basis.

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

      Basic and Diluted Net Income Per Common Share - Basic net income per share of common stock is based on 1,817,155 and 1,800,698, the weighted average number of common shares outstanding for the three months ended June 30, 2006 and 2005, respectively. Diluted net income per share of common stock is based on 1,869,463 and 1,863,361, the weighted average number of common shares and potentially dilutive common shares outstanding for the three months ended June 30, 2006 and 2005, respectively. The weighted average number of potentially dilutive common shares excluded in calculating diluted net income per common share due to the anti-dilutive effect is 76,487 and 62,215 shares for the three months ended June 30, 2006 and 2005, respectively. Common stock equivalents were calculated using the treasury stock method. All per share data throughout this report has been adjusted to reflect, retroactively, a 5 for 4 stock split, in the form of a 25% stock dividend, that was declared by the Board of Directors to stockholders of record on May 3, 2006.

      The reconciliation of the numerators and the denominators of the basic and diluted per share computations for the three and six months ended June 30, are as follows:

Reconciliation of EPS                    Three Months Ended                          Three Months Ended
---------------------                      June 30, 2006                               June 30, 2005
                            ------------------------------------------   ------------------------------------------
                                             Weighted                                    Weighted
                                Net          Average        Per Share        Net          Average       Per Share
                               Income         Shares         Amount         Income         Shares         Amount
                            ------------   ------------   ------------   ------------   ------------   ------------
Basic income per
  common share
-------------------------
Net income available to
 common stockholders        $    587,770      1,817,155   $       0.32   $    621,461      1,800,698   $       0.35
                                                          ============                                 ============

Effect of dilutive shares
-------------------------
  Weighted average
    shares, if converted                         52,308                                       62,663
                                           ------------                                 ------------

Diluted net income  per
  common share
-------------------------
Net income available to
 common stockholders        $    587,770      1,869,463   $       0.31   $    621,461      1,863,361   $       0.33
                            ============   ============   ============   ============   ============   ============



Reconciliation of EPS                     Six Months Ended                            Six Months Ended
---------------------                      June 30, 2006                               June 30, 2005
                            ------------------------------------------   ------------------------------------------
                                             Weighted                                    Weighted
                                Net          Average        Per Share        Net          Average       Per Share
                               Income         Shares         Amount         Income         Shares         Amount
                            ------------   ------------   ------------   ------------   ------------   ------------
Basic income per
  common share
-------------------------
Net income available to
 common stockholders        $  1,177,681      1,814,545   $       0.65   $  1,264,253      1,798,047   $       0.70
                                                          ============                                 ============

Effect of dilutive shares
-------------------------
  Weighted average
    shares, if converted                         49,560                                       62,238
                                           ------------                                 ------------

Diluted net income  per
  common share
-------------------------
Net income available to
 common stockholders        $  1,177,681      1,864,105   $       0.63   $  1,264,253      1,860,285   $       0.68
                            ============   ============   ============   ============   ============   ============

All per share data has been adjusted for the 5 for 4 stock split, in the form of a 25% stock dividend, paid on May 18, 2006.

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

If compensation cost for awards had been measured based on the fair value of the stock options awarded at the grant dates, net income and basic and diluted earnings per common share would have been reduced to the pro-forma amounts on the table below for the three and six months ended June 30, 2005:

                                                           Three Months    Six Months
                                                              Ended           Ended
                                                          June 30, 2005   June 30, 2005
                                                          -------------   -------------
      Net Income
           As reported                                    $     621,461   $   1,264,253
           Less: Total stock-based compensation expense
           determined under the fair value method for
           all rewards, net of related tax effects               13,562          27,026
                                                          -------------   -------------

      Pro-forma                                           $     607,899   $   1,237,227
                                                          =============   =============


                                                           Three Months    Six Months
                                                              Ended           Ended
                                                          June 30, 2005   June 30, 2005
                                                          -------------   -------------

      Basic earnings per common share
           As reported                                    $        0.35   $        0.70
           Less: Total stock-based compensation expense
           determined under the fair value method for
           all rewards, net of related tax effects                 0.01            0.01
                                                          -------------   -------------

      Pro-forma                                           $        0.34   $        0.69
                                                          =============   =============


                                                           Three Months    Six Months
                                                              Ended           Ended
                                                          June 30, 2005   June 30, 2005
                                                          -------------   -------------

      Diluted earnings per common share
           As reported                                    $        0.33   $        0.68
           Less: Total stock-based compensation expense
           determined under the fair value method for
           all rewards, net of related tax effects                   --            0.01
                                                          -------------   -------------

      Pro-forma                                           $        0.33   $        0.67
                                                          =============   =============

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

      The stock option components of the 2000 Incentive Plan, the 1998 Incentive Plan and the 2004 Directors' Plan, the 2000 Directors' Plan and the 1998 Directors' Plan, as of June 30, 2006, and changes during the three months ended, consist of the following:

                                                                2006
                                             ------------------------------------------
                                                              Weighted
                                                              Average        Aggregate
                                                              Exercise       Intrinsic
                                              Shares (2)       Price         Value (1)
                                             ------------   ------------   ------------
      Options outstanding                         182,498   $      10.31
       at the beginning of the year

           Granted                                     --             --
           Canceled                                    --             --
           Exercised                                3,750           6.40
                                             ------------

      Options outstanding at June 30, 2006        178,748   $      10.35   $  1,385,297
                                             ============   ============   ============
      Options exercisable at June 30, 2006        178,748   $      10.35   $  1,385,297
                                             ============   ============   ============

      Weighted average remaining contractual life of
      options outstanding at June 30, 2006                    5.2 Years

      (1) The aggregate intrinsic value is determined by taking the difference between the closing price at June 30, 2006 ($18.10, as adjusted for the 5 for 4 stock split) and the weighted average exercise price and then multiplying the result by the options outstanding at June 30, 2006.
      (2) All per share data throughout this report has been adjusted to reflect, retroactively, a 5 for 4 stock split, in the form of a 25% stock dividend, that was declared by the Board of Directors to stockholders of record on May 3, 2006.

      Described below is the range of exercise prices for options granted under the following option plans as of June 30, 2006:

                                                   Range of               Number of       Weighted Average   Weighted Average
      Plan Description                          Exercise Prices       Exercisable Shares   Exercise Price    Contractual Life
      -------------------------------------  ---------------------    ------------------   --------------    ----------------

      1998 Director Stock Option Plan          From $4.90 to $6.40               23,750     $       6.13              2.61

      1998 Incentive Stock Option Plan         From $4.75 to $6.40               33,000             5.76              2.54

      2000 Director Stock Option Plan               $4.75                        25,000             4.39              3.90

      2000 Incentive Stock Option Plan          $4.75 and $15.60                 41,998            10.40              5.83

      2004 Director Stock Option Plan               $17.60                       55,000            17.60              8.00
                                                                      ------------------   --------------    ----------------

      All Plans                                                                 178,748     $      10.35              5.19
                                                                      ==================   ==============    ================

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

Item 2

Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition at June 30, 2006

      Total assets were $223,716,922 at June 30, 2006, an increase of $7,941,210 or, 3.7%, from December 31, 2005. The increase was due to the investment of the proceeds of a $10 million New York State jumbo CD deposit and a $10 million New York City jumbo CD deposit we received in connection with the opening of our Rosebank branch under the state's and city's Bank Development District programs. There is a non-binding commitment from the municipalities to renew these CDs for two years and the interest rates are adjusted periodically during that time. The deposit increase from these two CDs was partially offset by the reduction in the balance of jumbo CDs that were opened in conjunction with the establishment of various IRS Section 1031 exchange trusts, which have a maximum maturity of 6 months. The net increase in deposits provided funds for us to invest. We invested these funds, together with funds resulting from a $2,096,152 decrease in net loans receivable, primarily in investment securities available for sale, which increased by $11,975,163. We purchased investment securities, in part, to offset the decline in loans and to increase investment collateral available to pledge for the municipal CD deposits.

      Our deposits (including escrow deposits) were $201,225,766 at June 30, 2006, an increase of $7,974,607, or 4.1%, from December 31, 2005. The increase in deposits resulted from increases of $2,664,420 in non-interest demand deposits, $1,209,239 in NOW accounts and $7,793,287 in time deposits, partially offset by decreases of $2,078,039 in savings accounts and $1,614,300 in money market accounts. The net increase in time deposits was primarily attributed to the $20 million in municipal CDs, partially offset by the decline in IRS Section 1031 exchange trust deposits, as discussed above. These trusts are created by attorneys in real estate transactions. The deposits have a maximum term of six months and cannot be renewed. Our ability to attract these deposits tends to fluctuate with activity in the real estate markets and competitive pressures, so the volume of these deposits tends to fluctuate from period to period more dramatically than other types of deposits.

      Total stockholders' equity was $14,824,857 at June 30, 2006, an increase of $292,923 from December 31, 2005. The increase reflected net income of $1,177,681 for the six months ended June 30, 2006, reduced by an increase of $979,185 in other comprehensive loss, due to an increase in the unrealized loss in securities available for sale during the first six months of 2006. The unrealized loss increased due to the increase in market interest rates, which drove down the market value of our fixed rate bond portfolio. This unrealized loss is excluded from the calculation of regulatory capital. Management does not anticipate selling securities in this portfolio, but changes in market interest rates or in the demand for funds may change management's plans with respect to the securities portfolio. If there is a material increase in interest rates, the market value of the available for sale portfolio may decline further. Management believes that the principal and interest payments on this portfolio, combined with the existing liquidity, will be sufficient to fund loan growth and potential deposit outflow.

The change in stockholders' equity also included an increase of $9,850 in additional paid in capital primarily due to the receipt of $42,170 upon the exercise of stock options under our stock option plans which was offset by a $31,434 increase in the magnitude of our statutorily mandated ESOP repurchase obligation caused by an increase in our stock price. We also reported a decrease in unearned ESOP shares of $84,539 reflecting the effect of the gradual payment of the loan we made to fund the ESOP's purchase of our stock.

      For financial statement reporting purposes, we record the compensation expense related to the ESOP when shares are committed to be released from the security interest for the loan. The amount of the compensation expense is based upon the fair market value of the shares at that time, not the original purchase price. The initial sale of shares to the ESOP did not increase our capital by the amount of the purchase price because the purchase price was paid by the loan we made to the ESOP. Instead, capital increases as the shares are allocated or committed to be allocated to employee accounts (i.e., as the ESOP loan is gradually repaid), based upon the fair market value of the shares at that time. When we calculate earnings per share, only shares allocated or committed to be allocated to employee accounts are considered to be outstanding. However, all shares that the ESOP owns are legally outstanding, so they have voting rights and, if we pay dividends, dividends will be paid on all ESOP shares.

Results of Operations for the Three Months Ended June 30, 2006 and June 30, 2005

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

      General. We had net income of $587,770 for the quarter ended June 30, 2006, compared to net income of $621,461 for the comparable quarter in 2005. The principal categories which make up the 2006 net income are:

         o   Interest income of $3,211,984
         o   Reduced by interest expense of $763,043
         o   Increased by non-interest income of $478,472
         o   Reduced by non-interest expense of $1,826,933
         o   Reduced by $512,710 in income tax expense

      We discuss each of these categories individually and the reasons for the differences between the quarters ended June 30, 2006 and 2005 in the following paragraphs.

      Interest Income. Interest income was $3,211,984 for the quarter ended June 30, 2006, compared to $2,671,238 for the quarter ended June 30, 2005, an increase of $540,746, or 20.24%. We accomplished the increase in interest income, despite a decrease in total average interest-earning assets of $1,828,426, or 0.9%, principally because of increases in the yields on our prime-based loans, which make up most of our loan portfolio, and to a lesser degree the increase in yield on our investment securities and other interest-earning assets. The decrease in average interest-earning assets was composed of a decrease in the average balance of investment securities of $1,246,410 and a $715,050 decrease in other interest earning assets, partially offset by a $133,034 increase in the average balance of the loan portfolio.

      The yields on all principal asset categories increased as the Fed Funds rate increased, causing increases in other interest rate indexes, such as the prime rate, and market interest rates generally. The yields on our loan portfolio and our other interest earning assets, principally short term liquid assets, increased more rapidly than the yield on our investment securities. This occurred because most of our loans and liquid assets tend to have interest rates that adjust more quickly as market interest rates change while the rates we earn on our investment securities are primarily either fixed rates or rates that adjust at less frequent intervals than our the rates on our loans.

      The average balance of our loans increased to $71,051,439 for the quarter ended June 30, 2006 from $70,918,405, or 0.19%, during the 2005 quarter. In conjunction with the increase in volume, the average yield on loans increased by 224 basis points, from 7.65% to 9.89%, as the prime rate, upon which many of our loans are based on, rose to the point where the interest rates on our loans increased above the interest rate floors, which had been effective when the prime rate was at historically low levels. The interest rates on all of our prime-based loans have risen above their interest rate floors and will generally re-price upwards in the event of future increases in the prime rate, but a decline in the prime rate will also now result in a decline in loan yields until loan rates drop to the interest rate floors. The combined effect of the increase in yield and the slight increase in average volume was a $405,803 increase in interest income from our loan portfolio.

      The average yield on our investment securities portfolio increased 34 basis points, from 4.23% to 4.57%, also due to increases in market interest rates. The yield on investment securities increased more slowly than the yield on loans because our loans tend to have significantly shorter average terms to maturity or repricing than the bonds in our investment portfolio. The average balance of our investment portfolio declined by $1,246,410, or 1.10%, between the periods. We generated the decline in the investment portfolio deliberately through maturities and payments, but not sales, in order to fund loans and an increase in other interest earning assets. Other interest earning assets have lower yields than investment securities, but as market interest rates increased, the rate differential narrowed, and we elected to invest more funds in overnight investments than in investment securities during the latter part of 2005 to maintain flexibility to meet future investment needs. The increase in yield, partially offset by the decline in volume, resulted in an overall $84,906 increase in interest income from investment securities. The investment securities portfolio represented 90.8% of average non-loan interest earning assets in the 2006 period compared to 90.4% in the 2005 period.

      Finally, we had a $50,037 increase in income from overnight funds and other interest earning assets due to the higher market rates on short term and overnight investments. The yield on these investments increased 188 basis points from the second quarter of 2005 to the second quarter of 2006, reflecting the rise in the federal funds rate. The rate increase more than offset the $715,050, or 5.75%, decline in the average balance of overnight investments between the periods.

      Interest Expense. Interest expense was $763,043 for the quarter ended June 30, 2006, compared to $452,243 for the quarter ended June 30, 2005, an increase of 68.7%. The increase was primarily the result of an increase in the rates we paid on deposits, coupled with increases in the average balance of interest-bearing deposits, primarily time deposits. The average balance of time deposits increased more rapidly than other interest-bearing deposits because it includes the $20 million of municipal CDs that we received in connection with the opening of our Rosebank branch. The increase caused by those municipal deposits was offset by the reduction in the average balance of large balance time deposit accounts for like-kind exchange trusts.

      Our average cost of funds increased from 1.44% to 2.40% between the two periods, primarily due to an increase of 138 basis points in the average rate we paid on time deposits from 1.84% to 3.22%. In addition, time deposits, our highest cost deposits, increased from 45.5% of average interest bearing liabilities in the 2005 quarter to 52.0% in the 2006 quarter. Competition and the increase in prevailing market interest rates required an increase in the rates we offered on both new and renewing time deposits. Future increases in our cost of funds are likely if market interest rates continue their upward trend. While we have been able to impose greater limits on interest rate increases in other deposit categories as market interest rates began to rise, further increases in market rates, if they occur, can be expected to compel increases in the rates we offer on these deposit categories to maintain our competitive posture. Any further increase in competition may accelerate the increase in our cost of funds resulting from increases in market interest rates as more banks compete for customer deposits.

      Net Interest Income Before Provision for Loan Losses. Net interest income before the provision for loan losses was $2,448,941 for the quarter ended June 30, 2006, an increase of $229,946, or 10.4% over the $2,218,995 in the comparable 2005 quarter. The increase was driven primarily by an increase in our yield on loans, and to a lesser extent the increase in the yields on other interest earning asset categories. These were partially offset by the increase in our cost of funds and a decline in the average balance of investment securities and other interest earning assets. Our interest rate spread and net interest margin increased to 4.07% and 4.93% in the second quarter of 2006 compared to 3.90% and 4.44% in the second quarter of 2005, respectively. On the asset side, the average yield of earning assets in the 2006 period increased to 6.47% from 5.34% in the June 2005 period, or an increase of 113 basis points. On the liability side, there was an increase in our cost of funds of 96 basis points. The resulting 17 basis point improvement in spread was the result of the combined effect of a variety of strategies. Many of our loans are short term loans to the building trades industry and we have continued our efforts to originate comparable prime-based loans at market rates as those existing loans mature, resulting in an increase in yields as market rates increase. We have also sought to limit increases in the rates that we offer on some deposit categories to the extent that market rates and competitive pressures allow us to do so.

      Our non-interest checking accounts, which represent a no-cost funding source, have declined recently. Management seeks to maintain a high level of non-interest checking accounts through developing relationships with local businesses. Maintaining a high percentage of non-interest checking accounts is particularly advantageous in a rising rate environment because these no-cost funds can be invested at the higher yields. However, an increase in market interest rates make interest-bearing deposit products more attractive to customers and may cause funds to shift from non-interest checking into interest-bearing deposit products.

      Provision for Loan Losses. We did not take a provision for loan losses for the quarter ended June 30, 2006, compared to $45,000 credit to the provision for loan losses, for the quarter ended June 30, 2005. There was no provision in the June 2006 quarter due to the recovery to the allowance for loan loss of loans that were previously charged-off. The provision for loan losses in any period depends upon the amount necessary to bring the allowance for loan losses to the level management believes is adequate, after taking into account charge offs and recoveries. Our allowance for loan losses is based on management's evaluation of the risks inherent in our loan portfolio and the general economy. Management periodically evaluates both broad categories of performing loans and problem loans individually to assess the appropriate level of the allowance.

      Although management uses available information to assess the adequacy of the allowance on a quarterly basis in consultation with outside advisors and the board of directors, changes in national or local economic conditions, the circumstances of individual borrowers, or other factors, may change, increasing the level of problem loans and requiring an increase in the level of the allowance. The allowance for loan loss represented 1.72% of total loans at June 30, 2006, but there can be no assurance that a higher level, or a higher provision for loan losses, will not be necessary in the future.

      Non-interest Income. Non-interest income was $478,472 for the three months ended June 30, 2006, compared to $514,177 during the same period last year. The $35,705, or 6.94%, decrease in non-interest income was a direct result of a $41,183 increase in other income offset by a $16,102 decrease in loan fees and a $53,618 decrease in service charges on deposits (primarily non-sufficient fund fees). The increase in other income is a direct result of the Bank taking on a select, limited group of licensed consumer check cashing companies as deposit customers. These companies generate fee income through per item charges on their deposits. Service fees on deposit accounts, principally non-sufficient funds fees, declined from 2005 to 2006 as customers reduced the frequency with which they overdrew their deposit accounts.

      Non-interest Expense. Non-interest expense was $1,826,933 for the quarter ended June 30, 2006, compared to $1,614,580 for the quarter ended June 30, 2005. The principal causes of the $212,353 increase were:

   o $34,389 in higher salary and benefits costs due to normal salary increases, an increase in staffing to support branch expansion and higher benefit costs.
   o $39,608 in higher occupancy expenses due to the opening of our fifth branch and the costs involved in the construction and renting of our sixth branch location.
   o $79,996 increase in higher legal expenses incurred in connection with a number of pending lawsuits involving a former customer of the Bank and other collection expenses.
   o $51,601 more of "other expenses," primarily pre-opening expenses for our fifth branch, and, to a lesser extent, our planned sixth branch which we expect to open by the end of 2006.

      Income Tax Expense. Income tax expense was $512,710 for the quarter ended June 30, 2006, compared to income tax expense of $542,131 for the quarter ended June 30, 2005. The reduction in income tax expense was due to the $63,112 decrease in income before income taxes in the 2006 quarter. Our effective tax rate remained the same for the quarters ended June 30, 2006 and 2005 at 46.6%.

Results of Operations for the Six Months Ended June 30, 2006 and June 30, 2005

      General. We had net income of $1,177,681 for the six months ended June 30, 2006, compared to net income of $1,264,253 for the comparable period in 2005. The principal categories which make up the 2006 net income are:

         o   Interest income of $6,345,967
         o   Reduced by interest expense of $1,431,719
         o   Reduced by the provision for loan losses of $25,000
         o   Increased by non-interest income of $962,021
         o   Reduced by non-interest expense of $3,646,206
         o   Reduced by $1,027,382 in income tax expense

      We discuss each of these categories individually and the reasons for the differences between the periods ended June 30, 2006 and 2006 in the following paragraphs.

      Interest Income. Interest income was $6,345,967 for the six months ended June 30, 2006, compared to $5,353,477 for the six months ended June 30, 2005, an increase of $992,490, or 18.54%. We accomplished the increase in interest income, despite a decrease in total average interest-earning assets of $2,562,949, or 1.27%, principally because of increases in the yields on our prime-based loans, which make up most of our loan portfolio, and to a more limited extent, the increase in yield on investment securities and other interest earning assets. The decrease in average interest-earning assets was composed of a decrease in the average balance of investment securities of $8,840,406, partially offset by a $3,549,125 increase in the average balance of the loan portfolio and a $2,728,332 increase in other interest-earning assets.

      The yields on all principal asset categories increased as the Fed Funds rate increased, causing increases in other interest rate indexes, such as the prime rate, and market interest rates generally. The yields on our loan portfolio and our other interest earning assets, principally short term liquid assets, increased more rapidly than the yield on our investment securities. This occurred because most of our loans and liquid assets tend to have interest rates that adjust more quickly as market interest rates change while the rates we earn on our investment securities are primarily either fixed rates or rates that adjust at less frequent intervals than the rates on our loans.

      The average balance of our loans increased to $72,110,348 for the six months ended June 30, 2006 from $68,561,223, or 5.18%, during the 2005 period. In conjunction with the increase in volume, the average yield on loans increased by 193 basis points, from 7.76% to 9.69%, as the prime rate, upon which many of our loans are based on, rose to the point where the interest rates on our loans increased above the interest rate floors, which had been effective when the prime rate was at historically low levels. The interest rates on all of our prime-based loans have risen above their interest rate floors and will now generally adjust as the prime rate adjusts. The combined effect of the increase in yield and the increase in average volume was a $853,940 increase in interest income from our loan portfolio.

      The average yield on our investment securities portfolio increased 28 basis points, from 4.26% to 4.54%, also due to increases in market interest rates, while the average balance of our investment portfolio declined by $8,840,406, or 7.30%, between the periods. The overall effect of the decline in volume coupled with the increase in yield was a $28,817 decline in interest income from investment securities. The investment securities portfolio represented 88.5% of average non-loan interest earning assets in the first half of 2006 compared to 91.1% in the first half of 2005.

      Finally, we had a $167,367 increase in income from overnight funds and other interest earning assets due to the higher market rates on short term and overnight investments. The yield on these investments increased 185 basis points from the first half of 2005 to the first half of 2006, reflecting the rise in the federal funds rate, and the average balance of increased $2,728,332, or 23.01%. As noted above, we increased the average balance of overnight investments because they provide us with greater reinvestment flexibility and the gap between the rates on those investments versus the rates on investment securities narrowed as short-term market rates rose to a larger degree while longer-term rates rose at a more moderated pace.

      Interest Expense. Interest expense was $1,431,719 for the six months ended June 30, 2006, compared to $822,699 for the six months ended June 30, 2005, an increase of 74.0%. The increase was primarily the result of an increase in the rates we paid on deposits, coupled with increases in the average balance of interest-bearing deposits, primarily time deposits. The average balance of time deposits increased more rapidly than other interest-bearing deposits because of the $20 million of municipal CDs, partially offset by the reduction in IRS
Section 1031 like-kind exchange deposits, both as discussed above.

      Our average cost of funds increased from 1.37% to 2.27% between the two periods, primarily due to the effect of time deposits, our highest cost deposit category, on our overall cost of funds. Time deposits increased from 45.2% of average interest bearing liabilities in the 2005 period to 52.5% in the 2006 period. The average rate on these deposits increased 132 basis points from 1.66% in the 2005 period to 2.98% in the 2006 period. The increase in the rates we paid on deposits was caused by the combined effect of increases in market interest rates and increases in local competitive pressures. Competition and the increase in prevailing market interest rates required an increase in the rates we offered on both new and renewing time deposits and, to a lesser degree, the rates we paid on other deposit categories. We do not have and we do not seek brokered time deposits.

      Net Interest Income Before Provision for Loan Losses. Net interest income before the provision for loan losses was $4,914,248 for the six months ended June 30, 2006, an increase of $383,470, or 8.5% over the $4,530,778 in the comparable 2005 period. The increase was driven primarily by an increase in our yields on loans, investment securities and other interest earning assets, partially offset by an increase in our cost of funds and a decline in investment securities. Our interest rate spread and net interest margin increased to 4.12% and 4.94% in the first six months of 2006 compared to 3.97% and 4.52% in the first six months of 2005, respectively. On the asset side, the average yield of earning assets in the 2006 period increased to 6.39% from 5.34% in the June 2005 period, or an increase of 105 basis points. On the liability side, there was an increase in our cost of funds of 90 basis points. The resulting 15 basis point improvement in spread was the result of the combined effect of a variety of strategies as discussed above.

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

      Provision for Loan Losses. The provision for loan losses was $25,000 for the six months ended June 30, 2006, compared to $75,000 credit to the provision for loan losses, for the six months ended June 30, 2005. The increase in the provision was primarily due to an increase in loan delinquencies at the beginning of the first half of 2006 and further increases in the provision were mitigated later in the period due to the recovery of loans previously charged-off. The provision for loan losses in any period depends upon the amount necessary to bring the allowance for loan losses to the level management believes is adequate, after taking into account charge offs and recoveries. Our allowance for loan losses is based on management's evaluation of the risks inherent in our loan portfolio and the general economy. Management periodically evaluates both broad categories of performing loans and problem loans individually to assess the appropriate level of the allowance.

      Although management uses available information to assess the adequacy of the allowance on a quarterly basis in consultation with outside advisors and the board of directors, changes in national or local economic conditions, the circumstances of individual borrowers, or other factors, may change, increasing the level of problem loans and requiring an increase in the level of the allowance. The allowance for loan losses represented 1.72% of total loans at June 30, 2006, but there can be no assurance that a higher level, or a higher provision for loan losses, will not be necessary in the future.

      Non-interest Income. Non-interest income was $962,021 for the six months ended June 30, 2006, compared to $977,799 during the same period last year. The $15,778, or 1.6%, decrease in non-interest income was a direct result of an $83,751 increase in other income offset by a $67,879 decrease in service charges on deposits (primarily non-sufficient fund fees). The increase in other income is a direct result of per item charges on a limited group of licensed consumer check cashing companies we have recently added as deposit customers. Service fees on deposit accounts declined from 2005 to 2006 as the volume of deposit account transactions generating fee income declined. Service fees on deposit accounts, principally non-sufficient funds fees, declined from 2005 to 2006 as customers reduced the frequency with which they overdrew their deposit accounts.

      Non-interest Expense. Non-interest expense was $3,646,206 for the six months ended June 30, 2006, compared to $3,216,390 for the six months ended June 30, 2005. The principal causes of the $429,816 increase were:

   o $127,970 in higher salary and benefits costs due to normal salary increases, an increase in staffing to support branch expansion and higher benefit costs.
   o $52,308 in higher occupancy expenses due to the opening of our fifth branch and the rental expense of our planned sixth branch.
   o $128,946 increase in higher legal expenses incurred in connection with a number of pending lawsuits involving a former customer of the Bank and increased collection expenses.
   o $122,392 more of "other expenses," primarily opening expenses for our fifth branch and pre-opening expenses of our sixth branch.

      Income Tax Expense. Income tax expense was $1,027,382 for the six months ended June 30, 2006, compared to income tax expense of $1,102,934 for the six months ended June 30, 2005. The reduction in income tax expense was due to the $162,124 decrease in income before income taxes in the 2006 period. Our effective tax rate remained the same for the periods ended June 30, 2006 and 2005 at 46.6%.

                                                          VSB Bancorp, Inc.
                                                 Consolidated Average Balance Sheets
                                                             (unaudited)

                                                            Three                                          Three
                                                        Months Ended                                   Months Ended
                                                        June 30, 2006                                  June 30, 2005
                                         -------------------------------------------    -------------------------------------------
                                           Average                        Yield/          Average                        Yield/
                                           Balance         Interest        Cost           Balance         Interest        Cost
                                         ------------    ------------   ------------    ------------    ------------   ------------
Assets:
Interest-earning assets:
  Loans receivable                       $ 71,051,439    $  1,758,136           9.89%   $ 70,918,405    $  1,352,333           7.65%
  Investment securities, afs              115,972,102       1,320,669           4.57     117,218,512       1,235,763           4.23
  Other interest-earning assets            11,714,329         133,179           4.56      12,429,379          83,142           2.68
                                         ------------    ------------                   ------------    ------------
  Total interest-earning assets           198,737,870       3,211,984           6.47     200,566,296       2,671,238           5.34

Non-interest earning assets                14,098,652                                     12,605,933
                                         ------------                                   ------------
  Total assets                           $212,836,522                                   $213,172,229
                                         ============                                   ============

Liabilities and equity:
Interest-bearing liabilities:
  Savings accounts                       $ 12,885,962          21,044           0.66    $ 16,011,291          20,111           0.50
  Time accounts                            66,200,312         531,071           3.22      57,465,469         263,269           1.84
  Money market accounts                    20,816,866          95,447           1.84      21,235,658          51,953           0.98
  Now accounts                             22,221,904          26,442           0.48      26,445,152          27,871           0.42
  Subordinated debt                         5,155,000          89,039           6.91       5,155,000          89,039           6.91
                                         ------------    ------------                   ------------    ------------
    Total interest-bearing liabilities    127,280,044         763,043           2.40     126,312,570         452,243           1.44
  Checking accounts                        68,214,024                                     70,887,187
                                         ------------                                   ------------
Total deposits and subordinated debt      195,494,068                                    197,199,757
Other liabilities                           2,257,210                                      2,407,203
                                         ------------                                   ------------
  Total liabilities                       197,751,278                                    199,606,960
Equity                                     15,085,244                                     13,565,269
                                         ------------                                   ------------
  Total liabilities and equity           $212,836,522                                   $213,172,229
                                         ============                                   ============

Net interest income/net interest
 rate spread                                             $  2,448,941           4.07%                   $  2,218,995           3.90%
                                                         ============   ============                    ============   ============

Net interest earning assets/net
 interest margin                         $ 71,457,826                           4.93%   $ 74,253,726                           4.44%
                                         ============                   ============    ============                   ============

Ratio of interest-earning assets
 to interest-bearing liabilities                 1.56 x                                         1.59 x
                                         ============                                   ============


Return on Average Assets (1)                     1.10%                                          1.17%
                                         ============                                   ============
Return on Average Equity (1)                    15.53%                                         18.38%
                                         ============                                   ============
Tangible Equity  to Total Assets                 6.63%                                          6.46%
                                         ============                                   ============

                                      22a

                                                          VSB Bancorp, Inc.
                                                 Consolidated Average Balance Sheets
                                                             (unaudited)

                                                            Six                                           Six
                                                        Months Ended                                  Months Ended
                                                        June 30, 2006                                 June 30, 2005
                                         -------------------------------------------    -------------------------------------------
                                           Average                        Yield/          Average                        Yield/
                                           Balance         Interest        Cost           Balance        Interest         Cost
                                         ------------    ------------   ------------    ------------   ------------    ------------
Assets:
Interest-earning assets:
  Loans receivable                       $ 72,110,348    $  3,506,909           9.69%   $ 68,561,223   $  2,652,969            7.76%
  Investment securities, afs              112,259,202       2,526,431           4.54     121,099,608      2,555,248            4.26
  Other interest-earning assets            14,584,282         312,627           4.32      11,855,950        145,260            2.47
                                         ------------    ------------                   ------------   ------------
  Total interest-earning assets           198,953,832       6,345,967           6.39     201,516,781      5,353,477            5.34

Non-interest earning assets                14,124,383                                     12,932,913
                                         ------------                                   ------------
  Total assets                           $213,078,215                                   $214,449,694
                                         ============                                   ============

Liabilities and equity:
Interest-bearing liabilities:
  Savings accounts                       $ 13,836,486          39,378           0.57    $ 15,343,521         38,338            0.50
  Time accounts                            66,760,861         984,954           2.98      54,749,671        450,386            1.66
  Money market accounts                    20,353,010         179,663           1.78      22,058,472        106,000            0.97
  Now accounts                             21,182,701          49,645           0.47      23,778,689         49,896            0.42
  Subordinated debt                         5,155,000         178,079           6.91       5,155,000        178,079            6.91
                                         ------------    ------------                   ------------   ------------
    Total interest-bearing liabilities    127,288,058       1,431,719           2.27     121,085,353        822,699            1.37
  Checking accounts                        68,253,077                                     77,529,495
                                         ------------                                   ------------
Total deposits and subordinated debt      195,541,135                                    198,614,848
Other liabilities                           2,461,396                                      2,410,810
                                         ------------                                   ------------
  Total liabilities                       198,002,531                                    201,025,658
Equity                                     15,075,684                                     13,424,036
                                         ------------                                   ------------
  Total liabilities and equity           $213,078,215                                   $214,449,694
                                         ============                                   ============

Net interest income/net interest
 rate spread                                             $  4,914,248           4.12%                   $  4,530,778           3.97%
                                                         ============   ============                    ============   ============

Net interest earning assets/net
 interest margin                         $ 71,665,774                           4.94%   $ 80,431,428                           4.52%
                                         ============                   ============    ============                   ============

Ratio of interest-earning assets
 to interest-bearing liabilities                 1.56 x                                         1.66 x
                                         ============                                   ============


Return on Average Assets (1)                     1.09%                                          1.18%
                                         ============                                   ============
Return on Average Equity (1)                    15.45%                                         18.86%
                                         ============                                   ============
Tangible Equity  to Total Assets                 6.63%                                          6.46%
                                         ============                                   ============

(1) Ratios have been annualized.

                                       22b

Liquidity and Capital Resources

      Our primary sources of funds are increases in deposits and proceeds from the repayment of investment securities. We use these funds principally to purchase new investment securities and to fund new and renewing loans in our loan portfolio.

      During the six months ended June 30, 2006, our retail banking activities generated a net increase in deposits of $7,974,607 and we had a net decrease in loans receivable of $2,272,731, which combined to generate $10,247,388 in cash. In addition, we received proceeds from repayment of investment securities of $10,121,487. We used $23,944,173 of available funds to purchase new investment securities, resulting in an overall reduction in cash and cash equivalents of $3,495,230. We applied available funds principally to purchase the $23,944,173 of investment securities to increase investment collateral available to pledge for the $20 million in municipal CDs that we received in the second quarter of 2006 in connection with our opening of our Rosebank branch.

      In contrast, during the comparable period of 2005, our principal source of cash was the proceeds from the repayment of investment securities of $13,920,944. We used these funds, plus $11,060,281 of existing cash and cash equivalents, to fund a net increase in loans receivable of $7,887,938 and a net decrease in deposits of $18,484,623. We did not need to sell any investment securities prior to maturity to fund the deposit outflow.

      The Bank satisfied all capital ratio requirements of the Federal Deposit Insurance Corporation at June 30, 2006, with a Tier I Leverage Capital ratio of 10.23%, a ratio of Tier I Capital to Risk-Weighted Assets ratio of 21.38%, and a Total Capital to Risk-Weighted Assets ratio of 22.60%.

      VSB Bancorp, Inc. satisfied all capital ratio requirements of the Federal Reserve at June 30, 2006, with a Tier I Leverage Capital ratio of 10.59%, a ratio of Tier I Capital to Risk-Weighted Assets ratio of 22.11%, and a Total Capital to Risk-Weighted Assets ratio of 23.32%.

      In the first six months of 2006, we experienced a $3,495,230 decrease in cash and cash equivalents compared to an $11,060,281 decrease in cash and cash equivalents during the first six months of 2005. Total cash and cash equivalents at June 30, 2006 were $27,828,917. One of the important tasks facing management in upcoming periods is to balance the level of cash and cash equivalents for liquidity purposes and the reinvestment opportunities into higher yielding interest-earning assets such as loans.

      The following table sets forth our contractual obligations and commitments for future lease payments, time deposit maturities and loan commitments.

Contractual Obligations and Commitments at June 30, 2006

Contractual Obligations                                           Payment due by Period
                                           ------------------------------------------------------------------------

                                             Less than    One to three   Four to five      After       Total Amounts
                                             One Year        years           years       five years      committed
                                           ------------   ------------   ------------   ------------   ------------
Minimum annual rental  payments under
      non-cancelable operating leases      $    450,854   $    788,986   $    810,403   $  2,845,249   $  4,895,492
Remaining contractual maturities of time
      deposits                               72,150,872      1,049,026      2,324,662             --     75,524,560
                                           ------------   ------------   ------------   ------------   ------------
 Total contractual cash obligations        $ 72,601,726   $  1,838,012   $  3,135,065   $  2,845,249   $ 80,420,052
                                           ============   ============   ============   ============   ============


Other commitments                                          Amount of commitment Expiration by Period
                                           ------------------------------------------------------------------------

                                             Less than    One to three   Four to five      After       Total Amounts
                                             One Year        years           years       five years      committed
                                           ------------   ------------   ------------   ------------   ------------

                                           ------------   ------------   ------------   ------------   ------------
 Loan commitments                          $ 12,261,247   $  5,388,048   $    100,000   $         --   $ 17,749,295
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

Item 3 - Controls and Procedures

      Evaluation of Disclosure Controls and Procedures: As of June 30, 2006, we undertook an evaluation of our disclosure controls and procedures under the supervision and with the participation of Merton Corn, President and CEO, and Raffaele M. Branca, Executive Vice President and CFO. Disclosure controls are the systems and procedures we use that are designed to ensure that information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934 (such as annual reports on Form 10-KSB and quarterly periodic reports on Form 10-QSB) is recorded, processed, summarized and reported, in a manner which will allow senior management to make timely decisions on the public disclosure of that information. Messrs. Corn and Branca concluded that our current disclosure controls and procedures are effective in ensuring that such information is (i) collected and communicated to senior management in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Since our last evaluation of our disclosure controls, we have not made any significant changes in, or corrective actions taken regarding, either our internal controls or other factors that could significantly affect those controls.

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


Part II


Item 1 - Legal Proceedings

The Bank is a defendant in an action pending in Supreme Court, Richmond County, commenced by IndyMac Bank, F.S.B. against the Bank, LaMattina & Associates, Inc. ("LAI") and various individuals and entities alleged to be officers, directors or otherwise to have relationships with LAI. LAI was a deposit customer of the Bank engaged in the business of providing real estate settlement services to lenders making residential mortgage loans. The plaintiff alleges that it was such a lender and that it had provided funds to LAI by wiring those funds to an account of LAI at the Bank to use to fund mortgage loans to be made by the plaintiff, only to have LAI not use those funds for their intended purpose. The action was commenced in August 2005. In November 2005, the plaintiff amended its complaint to add the Bank as a defendant. The Plaintiff has served a third amended complaint asserting claims against the Bank based upon alleged negligence, misappropriation and deceptive business practices under the New York General Business Law and requesting monetary damages against the Bank of $1,817,041 plus recovery of attorney's fees. The Bank intends to defend aggressively the amended claims and has made a motion to dismiss the third amended complaint. The Bank has referred the litigation to its insurance carrier, which has indicated that at least some of the claims are covered by insurance.

      Signature Page

      In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           VSB Bancorp, Inc.



      Date: August 9, 2006                 /s/ MERTON CORN
                                           -------------------------------------
                                           Merton Corn
                                           President and Chief Executive Officer



      Date: August 9, 2006                 /s/ RAFFAELE M. BRANCA
                                           -------------------------------------
                                           Raffaele M. Branca
                                           Executive Vice President and Chief
                                             Financial Officer




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