Form 10QSB
period 2006-09-30
VSB BANCORP INC
filed 2006-11-14
CIK 1225874

UNITED STATES
                        SECURITY AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20849

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED SEPTEMBER 30, 2006


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

The Registrant had 1,891,759 common shares outstanding as of October 27, 2006.

                              CROSS REFERENCE INDEX

                                     PART I
                                                                                                        Page
                                                                                                        ----
Item 1       Consolidated Statements of Financial Condition as of September 30, 2006 and
                         December 31, 2005 (unaudited).                                                 4
             Consolidated Statements of Operations for the Three and Nine Months Ended
                         September 30, 2006 and 2005 (unaudited).                                       5
             Consolidated Statements of Changes in Stockholders' Equity for the Nine Months Ended
                         September 30, 2006 and the Year Ended December 31, 2005 (unaudited).           6
             Consolidated Statements of Cash Flows for the Three and Nine Months Ended
                         September 30, 2006 and 2005 (unaudited).                                       7
             Notes to Consolidated Financial Statements for the Three and Nine Months Ended
                         September 30, 2006 and 2005 (unaudited).                                       8 to 16
Item 2       Management's Discussion and Analysis of Financial Condition and Results of Operations      16 to 25
Item 3       Control and Procedures                                                                     25 to 26
                                     PART II

Item 1       Legal Proceedings                                                                          26
             Signature Page                                                                             27

             Exhibit 31.1, 31.2, 32.1, 32.2                                                             28 to 31

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

                                                             VSB Bancorp, Inc.
                                               Consolidated Statements of Financial Condition
                                                                (unaudited)

                                                      September 30,     December 31,
                                                          2006             2005
                                                      -------------    -------------
Assets:
 Cash and due from banks                              $  36,054,385    $  31,324,147
 Investment securities, available for sale              113,888,922      106,023,293
 Loans receivable                                        66,171,876       73,944,105
  Allowance for loan loss                                (1,193,024)      (1,153,298)
                                                      -------------    -------------
    Loans receivable, net                                64,978,852       72,790,807
 Bank premises and equipment, net                         1,641,558        1,441,087
 Accrued interest receivable                                821,129          728,627
 Deferred taxes                                           2,268,664        2,298,195
 Other assets                                             2,219,179        1,169,556
                                                      -------------    -------------
      Total assets                                    $ 221,872,689    $ 215,775,712
                                                      =============    =============

Liabilities and stockholders' equity:
Liabilities:
 Deposits:
    Demand and checking                               $  72,944,352    $  66,692,436
    NOW                                                  20,433,030       23,574,056
    Money market                                         16,743,027       20,177,240
    Savings                                              13,208,697       14,809,010
    Time                                                 73,690,729       67,731,273
                                                      -------------    -------------
       Total Deposits                                   197,019,835      192,984,015
 Escrow deposits                                            371,654          267,144
 Subordinated debt                                        5,155,000        5,155,000
 Accounts payable and accrued expenses                    2,533,909        2,553,208
                                                      -------------    -------------
     Total liabilities                                  205,080,398      200,959,367
                                                      -------------    -------------

Employee Stock Ownership Plan Repurchase Obligation         259,532          284,411

Stockholders' equity:
 Common stock, ($.0001 par value, 3,000,000 shares
    authorized, 1,891,759 issued and outstanding at
    September  30, 2006 and 1,509,822 issued and
    outstanding at December 31, 2005)                           189              151
 Additional paid in capital                               8,812,500        8,743,200
 Retained earnings                                       10,443,503        8,621,693
 Unallocated ESOP Shares                                 (1,282,175)      (1,408,983)
 Accumulated other comprehensive loss,
   net of taxes of $1,257,222 and $1,242,278,
   respectively                                          (1,441,258)      (1,424,127)
                                                      -------------    -------------

    Total stockholders' equity                           16,532,759       14,531,934
                                                      -------------    -------------

     Total liabilities and stockholders'
        equity                                        $ 221,872,689    $ 215,775,712
                                                      =============    =============

See notes to consolidated financial statements.

                                                                 VSB Bancorp, Inc.
                                                      Consolidated Statements of Operations
                                                                   (unaudited)

                                        Three months     Three months      Nine months     Nine months
                                            ended            ended            ended           ended
                                        Sep. 30, 2006    Sep. 30, 2005    Sep. 30, 2006   Sep. 30, 2005
                                        -------------    -------------    -------------   -------------
Interest and dividend income:
 Loans receivable                       $   1,794,879    $   1,540,973    $   5,301,788   $   4,193,942
 Investment securities                      1,336,087        1,160,153        3,862,518       3,715,401
 Other interest earning assets                282,049          171,029          594,676         316,289
                                        -------------    -------------    -------------   -------------
     Total interest income                  3,413,015        2,872,155        9,758,982       8,225,632

Interest expense:
 NOW                                           27,867           28,455           77,512          78,351
 Money market                                  85,246           55,768          264,909         161,768
 Savings                                       23,607           20,897           62,985          59,235
 Subordinated debt                             89,040           89,040          267,119         267,119
 Time                                         662,769          330,917        1,647,723         781,303
 Other interest expense                         1,112               --            1,112              --
                                        -------------    -------------    -------------   -------------
     Total interest expense                   889,641          525,077        2,321,360       1,347,776

Net interest income                         2,523,374        2,347,078        7,437,622       6,877,856
Provision (credit) for loan loss              (25,000)         (15,000)              --         (90,000)
                                        -------------    -------------    -------------   -------------
    Net interest income
       after provision for loan loss        2,548,374        2,362,078        7,437,622       6,967,856
                                        -------------    -------------    -------------   -------------

Non-interest income:
 Loan fees                                     16,973           22,914           57,273          80,008
 Service charges on deposits                  366,716          450,172        1,143,444       1,294,779
 Net rental income                              1,083          149,129            7,832         170,734
 Other income                                  62,151           49,259          200,395         103,752
                                        -------------    -------------    -------------   -------------
     Total non-interest income                446,923          671,474        1,408,944       1,649,273
                                        -------------    -------------    -------------   -------------

Non-interest expenses:
 Salaries and benefits                        909,308          958,331        2,911,028       2,832,081
 Occupancy expenses                           275,324          238,295          814,374         725,037
 Legal expense                                117,258           84,057          279,579         117,432
 Professional fees                             46,000           51,000          136,000         177,000
 Computer expense                              69,611           62,045          192,236         176,995
 Directors' fees                               53,950           39,900          167,400         126,825
 Other expenses                               317,875          368,568          934,915         863,216
                                        -------------    -------------    -------------   -------------
     Total non-interest expenses            1,789,326        1,802,196        5,435,532       5,018,586
                                        -------------    -------------    -------------   -------------

       Income before income taxes           1,205,971        1,231,356        3,411,034       3,598,543

Provision/(benefit) for income taxes:
 Current                                      515,262          580,100        1,544,749       1,664,840
 Deferred                                      46,580           (6,318)          44,475          11,876
                                        -------------    -------------    -------------   -------------
     Total provision for income taxes         561,842          573,782        1,589,224       1,676,716
                                        -------------    -------------    -------------   -------------

              Net income                $     644,129    $     657,574    $   1,821,810   $   1,921,827
                                        =============    =============    =============   =============

Basic income per common share           $        0.35    $        0.36    $        1.00   $        1.07
                                        =============    =============    =============   =============

Diluted net income per share            $        0.34    $        0.35    $        0.98   $        1.03
                                        =============    =============    =============   =============

Comprehensive income                    $   1,606,183    $      75,955    $   1,804,679   $   1,249,898
                                        =============    =============    =============   =============

Book value per common share             $        8.88    $        7.63    $        8.88   $        7.63
                                        =============    =============    =============   =============

All per share data has been adjusted for the 5 for 4 stock split, in the form of a 25% stock dividend, paid on May 18, 2006. See notes to consolidated financial statements.

                                                          VSB Bancorp, Inc.
                                     Consolidated Statements of Changes in Stockholders' Equity
                                Year Ended December 31, 2005 and Nine Months Ended September 30, 2006
                                                             (unaudited)

                                                                                                                      Accumulated
                                 Number of                  Additional                  Unallocated        Other         Total
                                  Common        Common       Paid-In        Retained        ESOP       Comprehensive  Stockholders'
                                  Shares        Stock        Capital        Earnings       Shares          Loss          Equity
                               ------------  ------------  ------------   ------------  ------------   ------------   ------------
 Balance at December 31, 2004     1,505,022  $        150  $  8,818,313   $  6,054,264  $ (1,578,061)  $   (465,045)  $ 12,829,621

Exercise of stock option              4,800             1        63,731                                                     63,732
Amortization of earned
  portion of ESOP
  common stock                                                                               169,078                       169,078
Amortization of excess fair
  value over cost - ESOP                                         18,742                                                     18,742
Transfer from ESOP
  repurchase obligation                                        (157,586)                                                  (157,586)
Comprehensive income:
  Net income                                                                 2,567,429                                   2,567,429
  Other comprehensive
    income, net:
      Unrealized holding
        loss arising
        during the year                  --            --            --             --            --       (959,082)      (959,082)
                               ------------  ------------  ------------   ------------  ------------   ------------   ------------
Total comprehensive income                                                                                               1,608,347


 Balance at December 31, 2005     1,509,822  $        151  $  8,743,200   $  8,621,693  $ (1,408,983)  $ (1,424,127)  $ 14,531,934
                               ------------  ------------  ------------   ------------  ------------   ------------   ------------

Exercise of stock option              3,750                      46,232                                                     46,232
Amortization of earned
  portion of ESOP
  common stock                                                                               126,808                       126,808
5 for 4 stock split and
  purchase of fractional
  shares                            378,187            38          (367)                                                      (329)
Amortization of excess fair
    value over cost - ESOP                                       (1,444)                                                    (1,444)
Transfer from ESOP repurchase
    obligation                                                   24,879                                                     24,879
Comprehensive income:
  Net income                                                                 1,821,810                                   1,821,810
  Other comprehensive
    income, net:
      Unrealized holding
       loss arising
       during the year                   --            --            --             --            --        (17,131)       (17,131)
                               ------------  ------------  ------------   ------------  ------------   ------------   ------------
Total comprehensive income                                                                                               1,804,679

 Balance at September 30, 2006    1,891,759  $        189  $  8,812,500   $ 10,443,503  $ (1,282,175)  $ (1,441,258)  $ 16,532,759
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

                                                                                        VSB Bancorp, Inc.
                                                                              Consolidated Statements of Cash Flows
                                                                                           (unaudited)

                                                                 Three months     Three months      Nine months      Nine months
                                                                     ended            ended            ended            ended
                                                                 Sep. 30, 2006    Sep. 30, 2005    Sep. 30, 2006    Sep. 30, 2005
                                                                 -------------    -------------    -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                     $     644,129    $     657,574    $   1,821,810    $   1,921,827
  Adjustments to reconcile net income to net cash
    provided by operating activities
  Depreciation and amortization                                        112,586          110,658          330,144          339,741
  Accretion of income, net of amortization of premium                  (66,629)         (48,290)        (254,021)         (86,650)
  ESOP compensation expense                                             41,344           41,222          125,364          128,759
  Provision/(credit) for loan losses                                   (25,000)         (15,000)              --          (90,000)
  Increase in prepaid and other assets                                (722,076)         (79,202)      (1,049,623)        (397,755)
  Decrease/(increase) in accrued interest receivable                     9,338           30,375          (92,502)          32,616
  Decrease/(increase) in deferred income taxes                          46,580           (6,318)          44,475           11,876
  Increase/(decrease) in accrued expenses and other liabilities        338,455          899,019          (19,299)       1,103,580
                                                                 -------------    -------------    -------------    -------------
        Net cash provided by operating activities                      378,727        1,590,038          906,348        2,963,994
                                                                 -------------    -------------    -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net decrease/(increase) in loan receivable                         5,808,450          202,071        8,081,181       (7,685,867)
  Proceeds from repayment of investment securities,
      available for sale                                             5,909,777        7,784,233       16,031,264       21,705,177
  Purchases of investment securities, afs                                   --               --      (23,944,173)              --
  Purchases of premises and equipment                                  (41,271)         (22,137)        (530,615)         (45,533)
                                                                 -------------    -------------    -------------    -------------
        Net cash provided by/(used in) investing activities         11,676,956        7,964,167         (362,343)      13,973,777
                                                                 -------------    -------------    -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (decrease)/increase in deposits                               (3,834,277)       8,253,655        4,140,330      (10,230,968)
  Exercise stock option                                                  4,062           22,956           46,232           63,732
  5 for 4 stock split and the purchase of fractional shares                 --               --             (329)              --
                                                                 -------------    -------------    -------------    -------------
        Net cash (used in)/provided by financing activities         (3,830,215)       8,276,611        4,186,233      (10,167,236)
                                                                 -------------    -------------    -------------    -------------

NET INCREASE IN CASH
  AND CASH EQUIVALENTS                                               8,225,468       17,830,816        4,730,238        6,770,535
                                                                 -------------    -------------    -------------    -------------

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                               27,828,917       24,598,792       31,324,147       35,659,073
                                                                 -------------    -------------    -------------    -------------

CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                                  $  36,054,385    $  42,429,608    $  36,054,385    $  42,429,608
                                                                 =============    =============    =============    =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
  Cash paid during the period for:
    Interest                                                     $     731,263    $     734,962    $   2,172,489    $   1,506,811
                                                                 =============    =============    =============    =============
    Taxes                                                        $     450,000    $     554,897    $   1,676,059    $   1,831,784
                                                                 =============    =============    =============    =============

See notes to consolidated financial statements.

VSB Bancorp, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)
--------------------------------------------------------------------------------

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

     Interim Financial Reporting - The unaudited condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations for report on Form 10-QSB. Accordingly, certain information and notes required by accounting principles generally accepted in the United States of America ("GAAP") for annual financial statements are not included herein. The interim statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2005.

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

     Cash and Cash Equivalents - Cash and cash equivalents consists of cash on hand, due from banks and interest-bearing deposits. Net cash flows are reported for customer loan and deposit transactions and interest-bearing deposits. Regulation D of the Board of Governors of the Federal Reserve system requires that Victory State Bank maintain non-interest-bearing deposits or cash on hand as reserves against its demand deposits. The amount of reserves which Victory State Bank is required to maintain depends upon its level of transaction accounts. During the fourteen day period from September 28, 2006 through October 11, 2006, Victory State Bank was required to maintain reserves, after deducting vault cash, of $3,778,000. Reserves are required to be maintained on a fourteen day basis, so, from time to time, Victory State Bank may use available cash reserves on a day to day basis, so long as the fourteen day average reserves satisfy Regulation D requirements. Victory State Bank is required to report transaction account levels to the Federal Reserve on a weekly basis.

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

     Basic and Diluted Net Income Per Common Share - Basic net income per share of common stock is based on 1,821,357 shares and 1,805,362 shares, the weighted average number of common shares outstanding for the three months ended September 30, 2006 and 2005, respectively. Diluted net income per share of common stock is based on 1,868,460 and 1,861,308, the weighted average number of common shares and potentially dilutive common shares outstanding for the three months ended September 30, 2006 and 2005, respectively. The weighted average number of potentially dilutive common shares excluded in calculating diluted net income per common share due to the anti-dilutive effect is 85,397 and 72,645 shares for the three months ended September 30, 2006 and 2005, respectively. Common stock equivalents were calculated using the treasury stock method. All per share data throughout this report has been adjusted to reflect, retroactively, a 5-for-4 stock split, in the form of a 25% stock dividend, that was declared by the Board of Directors to stockholders of record on May 3, 2006.

     Basic net income per share of common stock is based on 1,816,840 shares and 1,800,512 shares, the weighted average number of common shares outstanding for the nine months ended September 30, 2006 and 2005, respectively. Diluted net income per share of common stock is based on 1,865,575 and 1,860,815, the weighted average number of common shares and potentially dilutive common shares outstanding for the nine months ended September 30, 2006 and 2005, respectively. The weighted average number of potentially dilutive common shares excluded in calculating diluted net income per common share due to the anti-dilutive effect is 84,070 and 71,190 shares for the nine months ended September 30, 2006 and 2005, respectively. Common stock equivalents were calculated using the treasury stock method. All per share data throughout this report has been adjusted to reflect, retroactively, a 5-for-4 stock split, in the form of a 25% stock dividend that was declared by the Board of Directors to stockholders of record on May 3, 2006.

     The reconciliation of the numerators and the denominators of the basic and diluted per share computations for the three and nine months ended September 30, are as follows:

Reconciliation of EPS                    Three Months Ended                          Three Months Ended
---------------------                    September 30, 2006                          September 30, 2005
                            ------------------------------------------   ------------------------------------------
                                             Weighted                                     Weighted
                                Net           Average      Per Share         Net           Average      Per Share
                               Income         Shares         Amount         Income         Shares         Amount
                            ------------   ------------   ------------   ------------   ------------   ------------
Basic income per
  common share
----------------
Net income available to
 common stockholders        $    644,129      1,821,357   $       0.35   $    657,574      1,805,362   $       0.36
                                                          ============                                 ============

Effect of dilutive shares
-------------------------
  Weighted average
    shares, if converted                         47,103                                       55,946
                                           ------------                                 ------------

Diluted net income per
  common share
----------------------
Net income available to
 common stockholders        $    644,129      1,868,460   $       0.34   $    657,574      1,861,308   $       0.35
                            ============   ============   ============   ============   ============   ============



Reconciliation of EPS                    Nine Months Ended                           Nine Months Ended
---------------------                    September 30, 2006                          September 30, 2005
                            ------------------------------------------   ------------------------------------------
                                             Weighted                                     Weighted
                                Net           Average      Per Share         Net           Average      Per Share
                               Income         Shares         Amount         Income         Shares         Amount
                            ------------   ------------   ------------   ------------   ------------   ------------
Basic income per
  common share
----------------
Net income available to
 common stockholders        $  1,821,810      1,816,840   $       1.00   $  1,921,827      1,800,512   $       1.07
                                                          ============                                 ============

Effect of dilutive shares
-------------------------
  Weighted average
    shares, if converted                         48,735                                       60,303
                                           ------------                                 ------------

Diluted net income per
  common share
----------------------
Net income available to
 common stockholders        $  1,821,810      1,865,575   $       0.98   $  1,921,827      1,860,815   $       1.03
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

If compensation cost for awards had been measured based on the fair value of the stock options awarded at the grant dates, net income and basic and diluted earnings per common share would have been reduced to the pro-forma amounts on the table below for the three and nine months ended September 30, 2005:

                                                               Three Months      Nine Months
                                                                   Ended            Ended
                                                               Sep. 30, 2005    Sep. 30, 2005
                                                               --------------   --------------
     Net Income
          As reported                                          $      657,574   $    1,921,827
          Less: Total stock-based compensation expense
          determined under the fair value method for
          all awards, net of related tax effects                       13,513           40,539
                                                               --------------   --------------

     Pro-forma                                                 $      644,061   $    1,881,288
                                                               ==============   ==============

                                                               Three Months      Nine Months
                                                                   Ended            Ended
                                                               Sep. 30, 2005    Sep. 30, 2005
                                                               --------------   --------------

     Basic earnings per common share
          As reported                                          $         0.36   $         1.07
          Less: Total stock-based compensation expense
          determined under the fair value method for
          all awards, net of related tax effects                           --             0.03
                                                               --------------   --------------

     Pro-forma                                                 $         0.36   $         1.04
                                                               ==============   ==============

                                                               Three Months      Nine Months
                                                                   Ended            Ended
                                                               Sep. 30, 2005    Sep. 30, 2005
                                                               --------------   --------------

     Diluted earnings per common share
          As reported                                          $         0.35   $         1.03
          Less: Total stock-based compensation expense
          determined under the fair value method for
          all awards, net of related tax effects                           --             0.02
                                                               --------------   --------------

     Pro-forma                                                 $         0.35   $         1.01
                                                               ==============   ==============

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

     The stock option components of the 2000 Incentive Plan, the 1998 Incentive Plan and the 2004 Directors' Plan, the 2000 Directors' Plan and the 1998 Directors' Plan, as of September 30, 2006, and changes during the nine months ended, consist of the following:

                                                                     2006
                                                  ------------------------------------------
                                                                   Weighted
                                                                   Average        Aggregate
                                                                   Exercise       Intrinsic
                                                   Shares (2)      Price (2)      Value (1)
                                                  ------------   ------------   ------------
     Options outstanding                               182,498   $      10.31
      at the beginning of the year

          Granted                                           --             --
          Canceled                                          --             --
          Exercised                                      4,500           6.24
                                                  ------------

     Options outstanding at September 30, 2006         177,998   $      10.36   $    817,011
                                                  ============   ============   ============
     Options exercisable at September 30, 2006         177,998   $      10.36   $    817,011
                                                  ============   ============   ============

     Weighted average remaining contractual life of
     options outstanding at September 30, 2006              5.0 Years

     (1) The aggregate intrinsic value is determined by taking the difference between the closing price at September 30, 2006 ($14.95, as adjusted for the 5 for 4 stock split) and the weighted average exercise price and then multiplying the result by the options outstanding at September 30, 2006.
     (2) All share and per share data throughout this report has been adjusted to reflect, retroactively, a 5 for 4 stock split, in the form of a 25% stock dividend, that was declared by the Board of Directors to stockholders of record on May 3, 2006.

     Described below is the range of exercise prices for options granted under the following option plans as of September 30, 2006:

                                                   Range of               Number of       Weighted Average   Weighted Average
      Plan Description                          Exercise Prices       Exercisable Shares   Exercise Price    Contractual Life
      -------------------------------------  ---------------------    ------------------   --------------    ----------------

      1998 Director Stock Option Plan          From $4.90 to $6.40               23,750     $        6.13             2.36

      1998 Incentive Stock Option Plan         From $4.75 to $6.40               32,500              5.76             2.29

      2000 Director Stock Option Plan               $4.75                        25,000              4.39             3.65

      2000 Incentive Stock Option Plan          $4.75 and $15.60                 41,748             10.40             5.58

      2004 Director Stock Option Plan               $17.60                       55,000             17.60             7.75
                                                                      ------------------   --------------    ----------------

      All Plans                                                                 177,998     $       10.36             4.95
                                                                      ==================   ==============    ================

     All share and per share data throughout this report has been adjusted to reflect, retroactively, a 5 for 4 stock split, in the form of a 25% stock dividend, that was declared by the Board of Directors to stockholders of record on May 3, 2006.

     Employee Stock Ownership Plan ("ESOP") - The cost of shares issued to the ESOP, but not yet allocated to participants, is shown as a reduction of stockholders' equity. Compensation expense is based on the market price of shares as they are committed to be released to participant accounts. Cash dividends on allocated ESOP shares reduce retained earnings; cash dividends on unearned ESOP shares reduce debt and accrued interest. As participants may put their ESOP shares back to the Company upon termination, an amount of equity equal to these shares times the current market price is reclassified out of stockholders' equity.

     Comprehensive Income - Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses, net of taxes, on securities available for sale which are also recognized as separate components of equity.

     Recently-Issued Accounting Standards - In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 108 (SAB
108). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB 108, companies might evaluate the materiality of financial statement misstatements using either the income statement or balance sheet approach, with the income statement approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company's balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. SAB 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. This statement is effective as of the end of the fiscal year ending after December 15, 2006. The Company is currently evaluating the impact of adopting SAB 108 on the consolidated financial statements.

     In June 2006, Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. ("FIN") 48, Accounting for Uncertainty in Income Taxes. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of adopting FIN 48 on the consolidated financial statements.

     In February 2006, FASB issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Instruments. This standard amended the guidance in FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Statement 155 permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and clarifies which interest-only and principal-only strips are not subject to the requirements of Statement 133. Statement 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The adoption of this standard is not expected to have a material impact on the Company's financial statements.

     In March 2006, FASB issued Statement No. 156, Accounting for Servicing of Financial Assets - An Amendment of FASB Statement No. 140. This standard amends the guidance in Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities with respect to the accounting for separately recognized servicing assets and servicing liabilities. Among other requirements, Statement 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations, including a transfer of the servicing loans that meets the requirements for sale accounting. Statement 156 is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006. The adoption of this standard is not expected to have a material impact on the Company's financial statements.

     In September 2006, FASB issued Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. This

Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of this standard is not expected to have a material impact on the Company's financial statements.


Item 2

Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition at September 30, 2006

         Total assets were $221,872,689 at September 30, 2006, an increase of $6,096,977 or, 2.8%, from December 31, 2005. The increase was due to the investment of the proceeds of a $10 million New York State jumbo CD deposit and a $10 million New York City jumbo CD deposit we received in connection with the opening of our Rosebank branch under the state's and city's Bank Development District programs. There is a non-binding commitment from the municipalities to renew these CDs for two years and the interest rates are adjusted periodically during that time. The deposit increase from these two CDs was partially offset by the reduction in the balance of jumbo CDs that were opened in conjunction with the establishment of various IRS Section 1031 exchange trusts, which have a maximum maturity of 6 months. The net increase in deposits provided funds for us to invest. We invested these funds, together with funds resulting from a $7,811,955 decrease in net loans receivable, primarily in investment securities available for sale, which increased by $7,865,629. We purchased investment securities, in part, to offset the decline in loans and to increase investment collateral available to pledge for the municipal CD deposits.

         Our deposits (including escrow deposits) were $197,391,489 at September 30, 2006, an increase of $4,140,330, or 2.1%, from December 31, 2005. The increase in deposits resulted from increases of $6,356,426 in non-interest demand deposits and $5,959,456 in time deposits, partially offset by decreases of $3,141,026 in NOW accounts, $1,600,313 in savings accounts and $3,434,213 in money market accounts. The net increase in time deposits was primarily attributed to the $20 million in municipal CDs, partially offset by the decline in IRS Section 1031 exchange trust deposits, as discussed above. These trusts are created by attorneys in real estate transactions. The deposits have a maximum term of six months and cannot be renewed. Our ability to attract these deposits tends to fluctuate with activity in the real estate markets and competitive pressures, so the volume of these deposits tends to fluctuate from period to period more dramatically than other types of deposits.

         Total stockholders' equity was $16,532,759 at September 30, 2006, an increase of $2,000,825 from December 31, 2005. The increase reflected net income of $1,821,810 for the nine months ended September 30, 2006, reduced by an increase of $17,131 in other comprehensive loss, due to an increase in the unrealized loss in securities available for sale during the first nine months of 2006. The unrealized loss increased due to the increase in market interest rates, which reduced the market value of our fixed rate bond portfolio. This unrealized loss is excluded from the calculation of regulatory capital. Management does not anticipate selling securities in this portfolio, but changes in market interest rates or in the demand for funds may change management's plans with respect to the securities portfolio. If there is a material increase in interest rates, the market value of the available for sale portfolio may decline further. Management believes that the principal and interest payments on this portfolio, combined with the existing liquidity, will be sufficient to fund potential loan growth and deposit outflow.

The change in stockholders' equity also included an increase of $69,300 in additional paid in capital primarily due to the receipt of $46,232 upon the exercise of stock options under our stock option plans and a $24,879 decrease in the magnitude of our statutorily mandated ESOP repurchase obligation caused by a decrease in our stock price and the distribution of ESOP shares to eligible participants. We also reported a decrease in unearned ESOP shares of $126,808 reflecting the effect of the gradual payment of the loan we made to fund the ESOP's purchase of our stock.

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

Results of Operations for the Three Months Ended September 30, 2006 and September 30, 2005

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

         General. We had net income of $644,129 for the quarter ended September 30, 2006, compared to net income of $657,574 for the comparable quarter in 2005. The principal categories which make up the 2006 net income are:

            o  Interest income of $3,413,015
            o  Reduced by interest expense of $889,641
            o  Increased by a credit to the provision for loan losses of $25,000
            o  Increased by non-interest income of $446,923
            o  Reduced by non-interest expense of $1,789,326
            o  Reduced by $561,842 in income tax expense

         We discuss each of these categories individually and the reasons for the differences between the quarters ended September 30, 2006 and 2005 in the following paragraphs.

         Interest Income. Interest income was $3,413,015 for the quarter ended September 30, 2006, compared to $2,872,155 for the quarter ended September 30, 2005, an increase of $540,860, or 18.83%. We accomplished the increase in interest income principally because of increases in the yields on our prime-based loans, which make up most of our loan portfolio, and to a lesser degree the increase in yield on our investment securities and other interest-earning assets. An increase in total average interest-earning assets of $2,140,344, or 1.0%, also added additional interest income. The increase in average interest-earning assets was composed of an increase in average balances of $5,573,185 in the investment securities portfolio and $1,660,947 in other interest earning assets, offset by a decrease in average balance of the loan portfolio of $5,093,788.

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

         The average balance of our loans decreased to $69,220,537 for the quarter ended September 30, 2006 from $74,314,325, or 6.85%, during the 2005 quarter. The decrease in average balance reflects the volatility inherent in the shorter maturity loans coupled with the increase in competition for such loans and the general softening of the real estate market. The average yield on loans increased by 200 basis points, from 8.19% to 10.19%, as the prime rate rose. The interest rates on all of our prime-based loans are above their interest rate floors and will generally re-price upwards in the event of future increases in the prime rate, but a decline in the prime rate will also now result in a decline in loan yields until loan rates drop to the interest rate floors. The effect of the increase in yield, partially offset by the effect of the decline in average balance, was a $253,906 increase in interest income from our loan portfolio.

         The average yield on our investment securities portfolio increased 40 basis points, from 4.16% to 4.56%, also due to increases in market interest rates. The yield on investment securities increased more slowly than the yield on loans because our loans tend to have significantly shorter average terms to maturity or repricing than the bonds in our investment portfolio. The average balance of our investment portfolio increased by $5,573,185, or 5.04%, between the periods. We purchased additional investment securities because we needed more collateral to pledge against deposits. The increase in yield and volume resulted in an overall $175,934 increase in interest income from investment securities. The investment securities portfolio represented 83.9% of average non-loan interest earning assets in the 2006 period compared to 84.3% in the 2005 period.

         Finally, we had an $111,020 increase in income from overnight funds and other interest earning assets due to the higher market rates on short term and overnight investments. The yield on these investments increased 173 basis points from the third quarter of 2005 to the third quarter of 2006, reflecting the rise in the federal funds rate. We increased the average balance of overnight investments because they provide us with greater reinvestment flexibility and the gap between the rates on those investments versus the rates on investment securities narrowed as short-term market rates rose while longer term rates remained more steady.

         Interest Expense. Interest expense was $889,641 for the quarter ended September 30, 2006, compared to $525,077 for the quarter ended September 30, 2005, an increase of 69.4%. The increase was primarily the result of an increase in the rates we paid on deposits, coupled with increases in the average balance of interest-bearing deposits, primarily time deposits. The average balance of time deposits increased more rapidly than other interest-bearing deposits because it includes the $20 million of municipal CDs that we received in connection with the opening of our Rosebank branch. The increase caused by those municipal deposits was offset by the reduction in the average balance of large balance time deposit accounts for like-kind exchange trusts.

         Our average cost of funds increased from 1.61% to 2.62% between the two periods, primarily due to an increase of 138 basis points in the average rate we paid on time deposits from 2.11% to 3.48%. In addition, time deposits, our highest cost deposits, increased from 47.9% of average interest bearing liabilities in the 2005 quarter to 56.2% in the 2006 quarter. Competition and the increase in prevailing market interest rates required an increase in the rates we offered on both new and renewing time deposits. While we were able to impose greater limits on interest rate increases in other deposit categories as market interest rates rose, further increases in market rates, if they occur, can be expected to compel increases in the rates we offer on these deposit categories to maintain our competitive posture. Any further increase in competition may accelerate the increase in our cost of funds resulting from increases in market interest rates as more banks compete for customer deposits.

         Net Interest Income Before Provision for Loan Losses. Net interest income before the provision for loan losses was $2,523,374 for the quarter ended September 30, 2006, an increase of $176,296, or 7.5% over the $2,347,078 in the comparable 2005 quarter. The increase was driven primarily by an increase in our yield on loans, and to a lesser extent the increase in the yields on other interest earning asset categories. These were partially offset by the increase in our cost of funds. Our net interest margin increased to 4.79% in the third quarter of 2006 compared to 4.52% in the third quarter of 2005, while our net interest spread decreased to 3.87% in the third quarter of 2006 compared to 3.92% in the third quarter of 2005, respectively. On the asset side, the average yield on earning assets in the 2006 period increased to 6.49% from 5.53% in the September 2005 period, or an increase of 96 basis points. On the liability side, there was an increase in our cost of funds of 101 basis points from 2005. In 2006, we were able to invest the monies generated by our demand deposit portfolio at higher yields than the yield available in 2005. This also helped to increase our net interest income and our net interest margin in 2006.

         Our non-interest checking accounts, which represent a no-cost funding source, have declined recently. Management seeks to maintain a high level of non-interest checking accounts through developing relationships with local businesses. Maintaining a high percentage of non-interest checking accounts is particularly advantageous in a rising rate environment because these no-cost funds can be invested at the higher yields. However, increases in market interest rates make interest-bearing deposit products more attractive to customers and may cause funds to shift from non-interest checking into interest-bearing deposit products.

         Provision for Loan Losses. For the quarter ended September 30, 2006, we took a $25,000 credit to the provision for loan losses, compared to a $15,000 credit to the provision for loan losses for the quarter ended September 30, 2005. The credit to the provision for loan losses was due to the decline the loan portfolio balance and the level of recoveries on loans previously charged-off, which are added to the allowance for loan loss. The provision for loan losses in any period depends upon the amount necessary to bring the allowance for loan losses to the level management believes is adequate, after taking into account charge offs and recoveries. Our allowance for loan losses is based on management's evaluation of the risks inherent in our loan portfolio and the general economy. Management periodically evaluates both broad categories of performing loans and problem loans individually to assess the appropriate level of the allowance.

         Although management uses available information to assess the adequacy of the allowance on a quarterly basis in consultation with outside advisors and the board of directors, changes in national or local economic conditions, the circumstances of individual borrowers, or other factors, may change, increasing the level of problem loans and requiring an increase in the level of the allowance. The allowance for loan loss represented 1.80% of total loans at September 30, 2006, but there can be no assurance that a higher level, or a higher provision for loan losses, will not be necessary in the future.

         Non-interest Income. Non-interest income was $446,923 for the three months ended September 30, 2006, compared to $671,474 during the same period last year. The $224,551, or 33.4%, decrease in non-interest income was a direct result of a $12,892 increase in other income offset by a $148,046 decrease in net rental income and an $83,456 decrease in service charges on deposits (primarily non-sufficient fund fees). The increase in other income is a direct result of the Bank taking on a select, limited group of licensed consumer check cashing companies as deposit customers. These companies generate fee income through per item charges on their deposits. The decrease in net rental income was a direct result of a one-time buyout in 2005 of a sublease by one of the Bank's subtenants. Service fees on deposit accounts, principally non-sufficient funds fees, declined from 2005 to 2006 as customers reduced the frequency with which they overdrew their deposit accounts

         Non-interest Expense. Non-interest expense was $1,789,326 for the quarter ended September 30, 2006, compared to $1,802,196 for the quarter ended September 30, 2005. The principal causes of the $12,870 decrease were:

     o $49,023 decrease in salaries and benefits expense, due to a reduction in compensation expense related to Stock Appreciation Rights, offset by normal salary increases, a slight increase in staffing to support growth and higher benefit costs.
     o $37,029 in higher occupancy expenses due to the opening of our fifth branch and the costs involved in the renting of our sixth branch location.
     o $33,201 increase in legal expenses incurred in connection with a number of pending lawsuits involving a former customer of the Bank and other collection expenses.
     o $50,693 decrease of "other expenses" primarily due to a $100,000 expense that occurred in 2005 for the establishment of a reserve for an unasserted claim, which was partially offset by 2006 pre-opening expenses for our planned sixth branch, which we expect to open in early 2007.

         Income Tax Expense. Income tax expense was $561,842 for the quarter ended September 30, 2006, compared to income tax expense of $573,782 for the quarter ended September 30, 2005. The reduction in income tax expense was due to the $25,385 decrease in income before income taxes in the 2006 quarter. Our effective tax rate remained the same for the quarters ended September 30, 2006 and 2005 at 46.6%.

Results of Operations for the Nine Months Ended September 30, 2006 and September 30, 2005

         General. We had net income of $1,821,810 for the nine months ended September 30, 2006, compared to net income of $1,921,827 for the comparable period in 2005. The principal categories which make up the 2006 net income are:

           o  Interest income of $9,758,982
           o  Reduced by interest expense of $2,321,360
           o  Increased by non-interest income of $1,408,944
           o  Reduced by non-interest expense of $5,435,532
           o  Reduced by $1,589,224 in income tax expense

         We discuss each of these categories individually and the reasons for the differences between the periods ended September 30, 2006 and 2005 in the following paragraphs.

         Interest Income. Interest income was $9,758,982 for the nine months ended September 30, 2006, compared to $8,225,632 for the nine months ended September 30, 2005, an increase of $1,533,350, or 18.64%. We accomplished the increase in interest income, despite a decrease in total average interest-earning assets of $977,957, or 0.48%, principally because of increases in the yields on our prime-based loans, which make up most of our loan portfolio, and to a more limited extent, the increase in yield on investment securities and other interest earning assets. The decrease in average interest-earning assets was composed of a decrease in the average balance of investment securities of $3,983,079, partially offset by a $636,495 increase in the average balance of the loan portfolio and a $2,368,627 increase in other interest-earning assets.

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

         The average balance of our loans increased to $71,136,492 for the nine months ended September 30, 2006 from $70,499,997, or 0.90%, during the 2005 period. This slight increase generated a slight increase in interest income. The increase in average yield on loans was more significant, as loan yield increased by 198 basis points, from 7.93% to 9.91%, due to the prime rate increases in conjunction with the increases in the Fed Funds rate. The interest rates on all of our prime-based loans have risen above their interest rate floors and have been adjusting as the prime rate adjusts. The combined effect of the increase in yield and the increase in average volume was a $1,107,846 increase in interest income from our loan portfolio.

         The average yield on our investment securities portfolio increased 32 basis points, from 4.23% to 4.55%, also due to increases in market interest rates, while the average balance of our investment portfolio declined by $3,983,079, or 3.39%, between the periods. The overall effect of the decline in volume coupled with the increase in yield resulted in a $147,117 increase in interest income from investment securities. The investment securities portfolio represented 86.9% of average non-loan interest earning assets in the first nine months of 2006 compared to 88.8% in the first nine months of 2005.

         Finally, we had a $278,387 increase in income from overnight funds and other interest earning assets due to the higher market rates on short term and overnight investments. The yield on these investments increased 178 basis points from the first nine months of 2005 to the first nine months of 2006, reflecting the rise in the federal funds rate, and the average balance of increased $2,368,627, or 16.0%. We increased the average balance of overnight investments because they provide us with greater reinvestment flexibility and the gap between the rates on those investments versus the rates on investment securities narrowed as short-term market rates rose to a larger degree while longer-term rates rose at a more moderated pace.

         Interest Expense. Interest expense was $2,321,360 for the nine months ended September 30, 2006, compared to $1,347,776 for the nine months ended September 30, 2005, an increase of 72.2%. The increase was primarily the result of an increase in the rates we paid on deposits, coupled with increases in the average balance of interest-bearing deposits, primarily time deposits. The average balance of time deposits increased more rapidly than other interest-bearing deposits because of the $20 million of municipal CDs, partially offset by the reduction in IRS Section 1031 like-kind exchange time deposits, both as discussed above.

         Our average cost of funds increased from 1.45% to 2.39% between the two periods, primarily due to the effect of time deposits, our highest cost deposit category, on our overall cost of funds. Time deposits increased from 46.2% of average interest bearing liabilities in the 2005 period to 53.8% in the 2006 period. The average rate on these deposits increased 133 basis points from 1.83% in the 2005 period to 3.16% in the 2006 period. The increase in the rates we paid on deposits was caused by the combined effect of increases in market interest rates and increases in local competitive pressures. Competition and the increase in prevailing market interest rates required an increase in the rates we offered on both new and renewing time deposits and, to a lesser degree, the rates we paid on other deposit categories. We do not have and we do not seek brokered time deposits.

         Net Interest Income Before Provision for Loan Losses. Net interest income before the provision for loan losses was $7,437,622 for the nine months ended September 30, 2006, an increase of $559,766, or 8.1% over the $6,877,856 in the comparable 2005 period. The increase was driven primarily by an increase in our yields on loans, investment securities and other interest earning assets, partially offset by an increase in our cost of funds. Our interest rate spread and net interest margin increased to 4.05% and 4.91% in the first nine months of 2006 compared to 3.96% and 4.53% in the first nine months of 2005, respectively. On the asset side, the average yield of earning assets in the 2006 period increased to 6.44% from 5.41% in the September 2005 period, or an increase of 103 basis points. On the liability side, there was an increase in our cost of funds of 94 basis points. The resulting 9 basis point improvement in spread was the result of the combined effect of increased market interest rates.

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

         Provision for Loan Losses. There was no provision for loan losses for the nine months ended September 30, 2006, compared to $90,000 credit to the provision for loan losses for the nine months ended September 30, 2005. The increase in the provision was primarily due to an increase in loan delinquencies at the beginning of the first nine months of 2006 but the charge to the provision was mitigated later in the period when the recovery of loans previously charged-off increased our allowance for loan losses. The provision for loan losses in any period depends upon the amount necessary to bring the allowance for loan losses to the level management believes is adequate, after taking into account charge offs and recoveries. Our allowance for loan losses is based on management's evaluation of the risks inherent in our loan portfolio and the general economy. Management periodically evaluates both broad categories of performing loans and problem loans individually to assess the appropriate level of the allowance.

         Although management uses available information to assess the adequacy of the allowance on a quarterly basis in consultation with outside advisors and the board of directors, changes in national or local economic conditions, the circumstances of individual borrowers, or other factors, may change, increasing the level of problem loans and requiring an increase in the level of the allowance. The allowance for loan losses represented 1.80% of total loans at September 30, 2006, but there can be no assurance that a higher level, or a higher provision for loan losses, will not be necessary in the future.

         Non-interest Income. Non-interest income was $1,408,944 for the nine months ended September 30, 2006, compared to $1,649,273 during the same period last year. The $240,329, or 14.6%, decrease in non-interest income was a direct result of a $96,643 increase in other income offset by a $151,335 decrease in service charges on deposits (primarily non-sufficient fund fees) and a $162,902 decrease in net rental income. The increase in other income is a direct result of per item charges on a limited group of licensed consumer check cashing companies we have recently added as deposit customers. Service fees on deposit accounts declined from 2005 to 2006 as the volume of deposit account transactions generating fee income declined. Service fees on deposit accounts, principally non-sufficient funds fees, declined from 2005 to 2006 as customers reduced the frequency with which they overdrew their deposit accounts. The decrease in net rental income was a result of a one-time buyout in 2005 of a sublease by one of the Bank's subtenants.

         Non-interest Expense. Non-interest expense was $5,435,532 for the nine months ended September 30, 2006, compared to $5,018,586 for the nine months ended September 30, 2005. The principal causes of the $416,946 increase were:
     o $78,947 in higher salary and benefits costs due to normal salary increases, an increase in staffing to support branch expansion and higher benefit costs.
     o $89,337 in higher occupancy expenses due to the opening of our fifth branch and the rental expense of our planned sixth branch.
     o $162,147 increase in higher legal expenses incurred in connection with a number of pending lawsuits involving a former customer of the Bank and increased collection expenses.
     o $71,699 more of "other expenses," primarily opening expenses for our fifth branch and pre-opening expenses of our sixth branch.

         Income Tax Expense. Income tax expense was $1,589,224 for the nine months ended September 30, 2006, compared to income tax expense of $1,676,716 for the nine months ended September 30, 2005. The reduction in income tax expense was due to the $187,509 decrease in income before income taxes in the 2006 period. Our effective tax rate remained the same for the periods ended September 30, 2006 and 2005 at 46.6%.

                                                                           VSB Bancorp, Inc.
                                                                  Consolidated Average Balance Sheets
                                                                             (unaudited)

                                                             Three                                          Three
                                                          Months Ended                                   Months Ended
                                                       September 30, 2006                              September 30, 2005
                                         -------------------------------------------    -------------------------------------------
                                            Average                        Yield/         Average                         Yield/
                                            Balance        Interest        Cost           Balance         Interest        Cost
                                         ------------    ------------   ------------    ------------    ------------   ------------
Assets:
Interest-earning assets:
  Loans receivable                       $ 69,220,537    $  1,794,879          10.19%   $ 74,314,325    $  1,540,973           8.19%
  Investment securities, afs              116,174,628       1,336,087           4.56     110,601,443       1,160,153           4.16
  Other interest-earning assets            22,297,337         282,049           5.02      20,636,390         171,029           3.29
                                         ------------    ------------                   ------------    ------------
  Total interest-earning assets           207,692,502       3,413,015           6.49     205,552,158       2,872,155           5.53

Non-interest earning assets                13,956,539                                     13,034,084
                                         ------------                                   ------------
  Total assets                           $221,649,041                                   $218,586,242
                                         ============                                   ============

Liabilities and equity:
Interest-bearing liabilities:
  Savings accounts                       $ 13,372,021          23,607           0.70    $ 16,605,006          20,897           0.50
  Time accounts                            75,616,485         662,769           3.48      62,123,134         330,917           2.11
  Money market accounts                    18,211,593          85,246           1.86      19,599,583          55,768           1.13
  Now accounts                             22,036,471          27,867           0.50      26,224,204          28,455           0.43
  Short Term Borrowings                        76,087           1,112           5.80              --              --             --
  Subordinated debt                         5,155,000          89,040           6.91       5,155,000          89,040           6.91
                                         ------------    ------------                   ------------    ------------
    Total interest-bearing liabilities    134,467,657         889,641           2.62     129,706,927         525,077           1.61
  Checking accounts                        68,859,364                                     71,722,399
                                         ------------                                   ------------
Total deposits and subordinated debt      203,327,021                                    201,429,326
Other liabilities                           2,452,036                                      2,659,775
                                         ------------                                   ------------
  Total liabilities                       205,779,057                                    204,089,101
Equity                                     15,869,984                                     14,497,141
                                         ------------                                   ------------
  Total liabilities and equity           $221,649,041                                   $218,586,242
                                         ============                                   ============

Net interest income/net interest
 rate spread                                             $  2,523,374           3.87%                   $  2,347,078           3.92%
                                                         ============   ============                    ============   ============

Net interest earning assets/net
 interest margin                         $ 73,224,845                           4.79%   $ 75,845,231                           4.52%
                                         ============                   ============    ============                   ============

Ratio of interest-earning assets
 to interest-bearing liabilities                 1.54x                                          1.58x
                                         ============                                   ============


Return on Average Assets (1)                     1.14%                                          1.19%
                                         ============                                   ============
Return on Average Equity (1)                    15.87%                                         18.00%
                                         ============                                   ============
Tangible Equity  to Total Assets                 7.45%                                          6.26%
                                         ============                                   ============


                                                              Nine                                         Nine
                                                          Months Ended                                  Months Ended
                                                       September 30, 2006                            September 30, 2005
                                         -------------------------------------------    -------------------------------------------
                                           Average                         Yield/         Average                         Yield/
                                           Balance         Interest        Cost           Balance         Interest        Cost
                                         ------------    ------------   ------------    ------------    ------------   ------------
Assets:
Interest-earning assets:
  Loans receivable                       $ 71,136,492    $  5,301,788           9.91%   $ 70,499,997    $  4,193,942           7.93%
  Investment securities, afs              113,578,686       3,862,518           4.55     117,561,765       3,715,401           4.23
  Other interest-earning assets            17,183,553         594,676           4.63      14,814,926         316,289           2.85
                                         ------------    ------------                   ------------    ------------
  Total interest-earning assets           201,898,731       9,758,982           6.44     202,876,688       8,225,632           5.41

Non-interest earning assets                14,067,821                                     12,967,008
                                         ------------                                   ------------
  Total assets                           $215,966,552                                   $215,843,696
                                         ============                                   ============

Liabilities and equity:
Interest-bearing liabilities:
  Savings accounts                       $ 13,679,963          62,985           0.62    $ 15,768,637          59,235           0.50
  Time accounts                            69,745,174       1,647,723           3.16      57,234,501         781,303           1.83
  Money market accounts                    19,631,360         264,909           1.80      21,229,835         161,768           1.02
  Now accounts                             21,470,419          77,512           0.48      24,602,818          78,351           0.43
  Short Term Borrowings                        25,641           1,112           5.80              --              --             --
  Subordinated debt                         5,155,000         267,119           6.91       5,155,000         267,119           6.91
                                         ------------    ------------                   ------------    ------------
    Total interest-bearing liabilities    129,707,557       2,321,360           2.39     123,990,791       1,347,776           1.45
  Checking accounts                        68,457,394                                     75,572,525
                                         ------------                                   ------------
Total deposits and subordinated debt      198,164,951                                    199,563,316
Other liabilities                           2,458,242                                      2,494,712
                                         ------------                                   ------------
  Total liabilities                       200,623,193                                    202,058,028
Equity                                     15,343,359                                     13,785,668
                                         ------------                                   ------------
  Total liabilities and equity           $215,966,552                                   $215,843,696
                                         ============                                   ============

Net interest income/net interest
 rate spread                                             $  7,437,622           4.05%                   $  6,877,856           3.96%
                                                         ============   ============                    ============   ============

Net interest earning assets/net
 interest margin                         $ 72,191,174                           4.91%   $ 78,885,897                           4.53%
                                         ============                   ============    ============                   ============

Ratio of interest-earning assets
 to interest-bearing liabilities                 1.56x                                          1.64x
                                         ============                                   ============


Return on Average Assets (1)                     1.12%                                          1.19%
                                         ============                                   ============
Return on Average Equity (1)                    15.75%                                         18.60%
                                         ============                                   ============
Tangible Equity  to Total Assets                 7.45%                                          6.26%
                                         ============                                   ============

(1) Ratios have been annualized.

Liquidity and Capital Resources

         Our primary sources of funds are increases in deposits and proceeds from the repayment of investment securities. We use these funds principally to purchase new investment securities and to fund new and renewing loans in our loan portfolio.

         During the nine months ended September 30, 2006, our retail banking activities generated a net increase in deposits of $4,140,330 and we had a net decrease in loans receivable of $8,081,181, which combined to generate $12,221,511 in cash. In addition, we received proceeds from repayment of investment securities of $16,031,264. We used $23,944,173 of available funds to purchase new investment securities, resulting in an overall increase in cash and cash equivalents of $4,730,238. We applied available funds principally to purchase the $23,944,173 of investment securities to increase investment collateral available to pledge for the $20 million in municipal CDs that we received in the second quarter of 2006 in connection with our opening of our Rosebank branch.

         In contrast, during the nine months ended September 30, 2005, we had a net decrease in deposits of $10,230,968 and proceeds from repayment of investment securities totaled $23,066,398. We used the resulting net increase in funds primarily to finance $8,075,805 in new and renewing loans, with substantially all of the remainder being used to fund an increase in overnight investments and other short-term interest-earning assets.

         The Bank satisfied all capital ratio requirements of the Federal Deposit Insurance Corporation at September 30, 2006, with a Tier I Leverage Capital ratio of 10.13%, a ratio of Tier I Capital to Risk-Weighted Assets ratio of 23.28%, and a Total Capital to Risk-Weighted Assets ratio of 24.52%.

         VSB Bancorp, Inc. satisfied all capital ratio requirements of the Federal Reserve at September 30, 2006, with a Tier I Leverage Capital ratio of 10.48%, a ratio of Tier I Capital to Risk-Weighted Assets ratio of 24.04%, and a Total Capital to Risk-Weighted Assets ratio of 25.27%.

         In the first nine months of 2006, we experienced a $4,730,238 increase in cash and cash equivalents compared to a $6,770,535 decrease in cash and cash equivalents during the first nine months of 2005. Total cash and cash equivalents at September 30, 2006 were $36,054,385. One of the important tasks facing management in upcoming periods is to seek appropriate opportunities to invest such liquid assets into higher yielding assets such as loans and investment securities.

         The following table sets forth our contractual obligations and commitments for future lease payments, time deposit maturities and loan commitments.

Contractual Obligations and Commitments at September 30, 2006

Contractual Obligations                                              Payment due by Period
                                           ------------------------------------------------------------------------

                                            Less than     One to three   Four to five       After      Total Amounts
                                             One Year        years          years        five years      committed
                                           ------------   ------------   ------------   ------------   ------------
Minimum annual rental  payments under
      non-cancelable operating leases      $    420,960   $    791,034   $    814,209   $  2,741,317   $  4,767,520
Remaining contractual maturities of time
      deposits                               41,499,223     29,048,702      1,078,841      2,063,963     73,690,729
                                           ------------   ------------   ------------   ------------   ------------
 Total contractual cash obligations        $ 41,920,183   $ 29,839,736   $  1,893,050   $  4,805,280   $ 78,458,249
                                           ============   ============   ============   ============   ============


Other commitments                                           Amount of commitment Expiration by Period
                                           ------------------------------------------------------------------------

                                            Less than     One to three   Four to five       After      Total Amounts
                                             One Year        years          years        five years      committed
                                           ------------   ------------   ------------   ------------   ------------

                                           ------------   ------------   ------------   ------------   ------------
 Loan commitments                          $ 19,959,700   $  5,181,260   $    200,000   $         --   $ 25,340,960
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

Item 3 - Controls and Procedures

         Evaluation of Disclosure Controls and Procedures: As of September 30, 2006, we undertook an evaluation of our disclosure controls and procedures under the supervision and with the participation of Merton Corn, President and CEO, and Raffaele M. Branca, Executive Vice President and CFO. Disclosure controls are the systems and procedures we use that are designed to ensure that information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934 (such as annual reports on Form 10-KSB and quarterly periodic reports on Form 10-QSB) is recorded, processed, summarized and reported, in a manner which will allow senior management to make timely decisions on the public disclosure of that information. Messrs. Corn and Branca concluded that our current disclosure controls and procedures are effective in ensuring that such information is (i) collected and communicated to senior management in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Since our last evaluation of our disclosure controls, we have not made any significant changes in, or corrective actions taken regarding, either our internal controls or other factors that could significantly affect those controls.

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


Part II


Item 1 - Legal Proceedings

The Bank is a defendant in an action pending in Supreme Court, Richmond County, commenced by IndyMac Bank, F.S.B. against the Bank, LaMattina & Associates, Inc. ("LAI") and various individuals and entities alleged to be officers, directors or otherwise to have relationships with LAI. LAI was a deposit customer of the Bank engaged in the business of providing real estate settlement services to lenders making residential mortgage loans. The plaintiff alleges that it was such a lender and that it had provided funds to LAI by wiring those funds to an account of LAI at the Bank to use to fund mortgage loans to be made by the plaintiff, only to have LAI not use those funds for their intended purpose. The action was commenced in August 2005. In November 2005, the plaintiff amended its complaint to add the Bank as a defendant. The Plaintiff has served a third amended complaint asserting claims against the Bank based upon alleged negligence, misappropriation and deceptive business practices under the New York General Business Law and requesting monetary damages against the Bank of $1,817,041 plus recovery of attorney's fees. The Bank intends to defend aggressively the amended claims and has made a motion to dismiss the third amended complaint. Oral argument on the motion is scheduled for November 2006, after which the motion will be submitted to the court for a decision. The Bank has referred the litigation to its insurance carrier, which has indicated that at least some of the claims are covered by insurance.

     Signature Page

     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         VSB Bancorp, Inc.



     Date: November 14, 2006             /s/ MERTON CORN
                                         ---------------------------------------
                                         Merton Corn
                                         President and Chief Executive Officer



     Date: November 14, 2006             /s/ RAFFAELE M. BRANCA
                                         ---------------------------------------
                                         Raffaele M. Branca
                                         Executive Vice President and Chief
                                           Financial Officer




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


-----------------------------------

Item 6 - Exhibits

Exhibit
Number         Description of Exhibit
------         ----------------------
31.1           Rule 13A-14(a)/15D-14(a) Certification of Chief Executive Officer
31.2           Rule 13A-14(a)/15D-14(a) Certification of Chief Financial Officer
32.1           Certification by CEO pursuant to 18 U.S.C. 1350.
32.2           Certification by CFO pursuant to 18 U.S.C. 1350.