Form 10KSB
period 2006-12-31
VSB BANCORP INC
filed 2007-03-27
CIK 1225874

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20849

                                   FORM 10-KSB


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED DECEMBER 31, 2006

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

               4142 Hylan Boulevard, Staten Island, New York 10308
               ---------------------------------------------------
                    (Address of principal executive offices)

                                 (718) 979-1100
                            -------------------------
                            Issuer's telephone number

                                  Common Stock
                                ----------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes No [ ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. [ ].

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

Indicate by check mark if accelerated filer. [ ] Yes [X] No.

State Issuer's revenues for the most recent fiscal year:  $15,015,110.

The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2006 was $24,441,095.

The registrant had 1,891,759 common shares outstanding as of March 13, 2007.

Documents incorporated by reference:

Portions of the registrant's definitive proxy statement filed on or about March 23, 2007 into Part III of this Form 10-KSB.


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

                                     PART I

Item 1. Description of Business.

                          Business of VSB Bancorp, Inc.

VSB Bancorp, Inc. (referred to using terms such as "we," "us," or the "Company") became the holding company for Victory State Bank (the "Bank"), a New York chartered commercial bank, upon the completion of a reorganization of the Bank into the holding company form of organization. The reorganization was effective in May 2003. All the outstanding stock of Victory State Bank was exchanged for stock of VSB Bancorp, Inc. on a three for two basis so that the stockholders of Victory State Bank became the owners of VSB Bancorp, Inc. and VSB Bancorp, Inc. owns all the stock of Victory State Bank. The common stock we issued in the transaction qualifies as exempt securities under Section 3(a)(12) of the Securities Act of 1933. Our primary business is owning all of the issued and outstanding stock of the Bank. Our common stock was listed on the NASDAQ Capital Market, formerly known as the NASDAQ SmallCap Market, effective on March 16, 2007. We continue to trade under our current symbol "VSBN".

The main office of the Company and the Bank is at 4142 Hylan Boulevard, Staten Island, New York 10308, telephone (718) 979-1100. We maintain an Internet web site at www.victorystatebank.com.

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

Victory State Bank

Victory State Bank is a New York State chartered commercial bank, founded in November 1997. The Bank is supervised by the New York State Banking Department and the Federal Deposit Insurance Corporation ("FDIC"). The Bank's principal business has been and continues to be attracting commercial deposits from primarily the general public and investing those deposits, together with funds generated from operations and repayments on existing investments, primarily in loans for business purposes and investment securities. The Bank's revenues are derived principally from interest on our commercial loan and investment securities portfolios. The Bank's primary sources of funds are deposits and principal and interest payments on loans and investment securities.

Victory State Bank serves its primary market of Staten Island, New York through its five banking offices. The Bank opened its original main office in the Oakwood section of Staten Island in November 1997 which was closed in February 2007 as the lease expired at that location; its first branch was opened in the West Brighton section of Staten Island in June 1999; its second branch in the St. George section of Staten Island in January 2000; its third branch in the Dongan Hills section of Staten Island in December 2002 and its fourth branch in the Rosebank section of Staten Island in April 2006. In February 2007, the Bank opened its new main office in the Great Kills section of Staten Island. The Bank's deposits are insured by the Federal Deposit Insurance Corporation up to the maximum amounts permitted by law. Victory State Bank also serves its customers through its website, www.victorystatebank.com.

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

From 1990 to 2000, Staten Island's population grew to 443,728 from 378,977, or a 17% increase. There was a modest shift from the 20 to 44 year age group to the 45 to 64 year age group. As a percentage of population, the 45 to 64 year age group increased from 19.8% to 23.4% during the decade. The largest age group continued to be the 20 to 44 age group, at 37.0% of total population.

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

RISK FACTORS

Bank lending is an inherently risky business. A substantial portion of our assets are invested in loans, and loans necessarily present many risks. We must first rely on our borrowers to repay their loans, and if they are unable to do so, we must rely on the value of the collateral, if any, for the loan. Changing business conditions, increases in unemployment, personal problems that a borrower may experience, changes in the regulations that apply to a borrower's business, changes in the political climate or in public policy, and many other factors outside our control, could adversely affect the ability of our borrowers to repay their loans or the value of the collateral we have received. Although we seek to reduce these risks through underwriting procedures that we believe are prudent, it is impossible for us to completely eliminate the risks which arise from making loans except by eliminating our lending operations.

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

There is only a very limited trading market for our common stock. We have recently listed our common stock on the NASDAQ Capital Market, formerly known as the NASDAQ SmallCap Market, which listing was effective on March 16, 2007. We continue to trade under the symbol "VSBN." We applied for that listing in the hope that it would increase the trading market in our stock and make it easier for individuals to buy and sell our stock. However, our stock does not trade every day and the average daily trading volume is limited. During the twelve months ended March 1, 2007, there were trades were reported on only 97 out of 253 trading days, or slightly more than one out of every three trading days, and our average daily trading volume during that period was 1,063 shares. We currently have approximately 153 stockholders of record and we believe based upon reports we have received from broker/dealers, that there are approximately an additional 250 stockholders who own their shares in street name.

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

Our loans are concentrated in the residential building trades industry, and thus a downturn in the local housing market could adversely affect our net income. The largest segment of our loan portfolio is represented by loans to home builders and others involved in the home building industry, such as equipment and material suppliers. At December 31, 2006, 29.1% of our loans were construction mortgage loans, primarily for the construction of residential properties. Our non-mortgage commercial loans, totaling an additional 18.1% of our loan portfolio were also concentrated in companies involved in the construction industry and some of our other loans also involved companies in related industries. As a result, a down turn in the housing market in our Staten Island lending area could have a significant negative impact on both our loan portfolio and our level of deposits. Not only could such a down turn adversely affect the ability of our borrowers to repay their loans, but it could also reduce our ability to generate new loans that satisfy our underwriting criteria. Furthermore, businesses in the home building industry are a source of deposits as well as loans, and if their businesses suffer, they are likely to reduce the level of deposits they maintain at with us.

Changes in the federal or state regulation of financial institutions could have an adverse effect on future operations. Federal and New York State banking laws and regulations exert substantial control over our operations. Federal and state regulatory authorities have extensive discretion in connection with their supervision of Victory State Bank, such as the right to impose restrictions on operations and the insistence that we increase our allowance for loan losses. Furthermore, federal and state laws affecting banks are constantly being revised, often imposing new restrictions or increasing competitive pressures through de-regulation. Any change in the regulatory structure or statutes or regulations applicable to banks, bank holding companies, or their competitors, whether by the Congress, the FDIC, the Federal Reserve System, the New York State legislature, the New York State Banking Department or any other regulator, could have a material impact on our operations and profitability. For example, in late 2006, the FDIC adopted new regulations regarding FDIC insurance premiums that banks must pay and imposed premium assessments for the first time in a number of years, effective beginning in 2007. Banks that were in existence prior to December 31, 1996 have a credit against the assessments, but since we did not open for business until 1997, we do not have the benefit of any credit. We estimate that our FDIC insurance premium in 2007 will be approximately $100,000, compared to no assessment in 2006.

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

The Loss of Key Personnel Could Impair our Future Success. Mert Corn, our President and CEO, has announced that he will be retiring on November 15, 2007. Pursuant to a succession plan approved by the Board of Directors, Raffaele Branca, our Executive Vice President and Chief Financial Officer, will be assuming the position of President and CEO. Our future success depends in part on the service of our executive officers, other key management, as well as our staff, and our ability to continue to attract, motivate, and retain additional highly qualified employees. The loss of one or more of our key personnel or our inability to timely recruit replacements for such personnel, or otherwise attract, motivate, or retain qualified personnel could have an adverse effect on our business, operating results and financial condition.

Lending Activities

Loan Portfolio Composition. Our loan portfolio consists primarily of commercial mortgage loans and unsecured commercial loans. At December 31, 2006, we had total unsecured commercial loans outstanding of $10,882,002, or 16.3% of total loans, and commercial real estate loans of $33,215,627, or 49.9% of total loans. There was $19,377,797 of construction loans secured by real estate, $17,552,797 of which were construction loans to businesses for the construction of either commercial property or residential property for sale, 26.4% representing of total loans. Other loans in our portfolio principally included commercial loans secured by assets other than real estate totaling $1,231,880 or 1.8% of total loans at December 31, 2006 and consumer non-mortgage loans of $826,528 or 1.2% of total loans. For the year ended December 31, 2006, approximately $56,918,242, or 85.4%, of loans for business purposes had adjustable interest rates based on the prime rate of interest.

The following table sets forth the composition of our loan portfolio in dollar amounts and in percentages at the dates indicated

                                                                     At December 31,
                       ------------------------------------------------------------------------------------------------------------
                               2006                  2005                  2004                  2003                 2002
                       --------------------  --------------------  --------------------  --------------------  --------------------
                                      %                     %                   % of                  % of                  % of
                          Amount   of Total     Amount   of Total     Amount    Total       Amount    Total       Amount    Total
                       ----------- --------  ----------- --------  ----------- --------  ----------- --------  ----------- --------
Commercial loans:
 Commercial secured    $ 1,231,880      1.8% $ 1,584,484      2.1% $ 1,572,824      2.3% $ 1,896,374      2.8% $ 4,014,494      6.3%
 Commercial unsecured   10,882,002     16.3   11,078,101     14.9    9,620,243     14.1    8,905,587     13.1   11,322,164     17.7
                       ----------- --------  ----------- --------  ----------- --------  ----------- --------  ----------- --------
    Total commercial
      loans             12,113,882     18.1   12,662,585     17.0   11,193,067     16.4   10,801,961     15.9   15,336,658     24.0
Real Estate loans:
Commercial              33,215,627     49.9   29,794,108     40.1   31,741,069     46.5   32,416,537     47.5   31,357,950     49.1
One-to-four family         165,801      0.2      298,779      0.4    1,112,032      1.6    1,382,490      2.0      493,504      0.8
                       ----------- --------  ----------- --------  ----------- --------  ----------- --------  ----------- --------
     Total real
       estate loans     33,381,428     50.1   30,092,887     40.5   32,853,101     48.1   33,799,027     49.5   31,851,454     49.9
Construction loans:
Commercial              17,552,797     26.4   26,623,846     35.8   19,893,858     29.1   20,390,849     29.8   13,562,442     21.3
Owner occupied
  one-to-four family     1,825,000      2.7    2,987,500      4.0    2,960,000      4.3    1,870,000      2.7    1,315,000      2.1
                       ----------- --------  ----------- --------  ----------- --------  ----------- --------  ----------- --------
     Total
      construction
       loans            19,377,797     29.1   29,611,346     39.8   22,853,858     33.4   22,260,849     32.5   14,877,442     23.4
Other loans:
Consumer loans             826,528      1.2    1,477,366      2.0    1,048,448      1.5      949,899      1.4    1,179,485      1.9
Other loans                974,278      1.5      486,009      0.7      435,837      0.6      510,617      0.7      509,073      0.8
                       ----------- --------  ----------- --------  ----------- --------  ----------- --------  ----------- --------
     Total other loans   1,800,806      2.7    1,963,375      2.7    1,484,285      2.1    1,460,516      2.1    1,688,558      2.7

Total loans             66,673,913    100.0%  74,330,193    100.0%  68,384,311    100.0%  68,322,353    100.0%  63,754,112    100.0%
                       ----------- ========  ----------- ========  ----------- ========  ----------- ========  ----------- ========

Less:
 Unearned discounts,
   net and deferred
   loan fees, net          263,236               386,088               337,426               340,892               339,601
 Allowance for
   loan losses           1,128,824             1,153,298             1,299,520             1,162,776             1,168,358
                       -----------           -----------           -----------           -----------           -----------
 Loans, net            $65,281,853           $72,790,807           $66,747,365           $66,818,685           $62,246,153
                       ===========           ===========           ===========           ===========           ===========

The following table sets forth our loan originations and principal repayments for the periods indicated. We did not purchase or sell any loans in 2006, 2005 or 2004.

                                    Year Ended      Year Ended      Year Ended
                                   December 31,    December 31,    December 31,
                                       2006            2005            2004
                                   ------------    ------------    ------------

Commercial Loans (gross):
 At beginning of period            $ 12,662,585    $ 11,193,067    $ 10,801,961
  Commercial loans originated:
   Secured                              997,696       1,318,810         537,400
   Unsecured                         65,961,375      39,289,021      23,088,067
                                   ------------    ------------    ------------
  Total commercial loans             66,959,071      40,607,831      23,625,467
 Principal repayments               (67,507,774)    (39,138,313)    (23,234,361)
                                   ------------    ------------    ------------
 At end of period                  $ 12,113,882    $ 12,662,585    $ 11,193,067
                                   ============    ============    ============

Real Estate loans:
At beginning of period             $ 30,092,887    $ 32,853,101    $ 33,799,027
Real estate loans originated:
    Commercial                       17,983,000      11,228,592      10,373,324
    One-to-four family                  365,000         370,000         325,000
                                   ------------    ------------    ------------
   Total real estate loans           18,348,000      11,598,592      10,698,324
Principal repayments                (15,059,459)    (14,358,806)    (11,644,250)
                                   ------------    ------------    ------------
 At end of period                  $ 33,381,428    $ 30,092,887    $ 32,853,101
                                   ============    ============    ============
Construction loans
At beginning of period             $ 29,611,346    $ 22,853,858    $ 22,260,849
   Construction loans originated      9,940,000      33,364,808      26,851,000
  Principal repayments              (20,173,549)    (26,607,320)    (26,257,991)
                                   ------------    ------------    ------------
 At end of period                  $ 19,377,797    $ 29,611,346    $ 22,853,858
                                   ============    ============    ============
Other loans (gross):
 At beginning of period            $  1,963,375    $  1,484,285    $  1,460,516
   Other loans originated             1,251,666       1,801,270       1,242,684
  Principal repayments               (1,414,235)     (1,322,180)     (1,218,915)
                                   ------------    ------------    ------------
At end of period                   $  1,800,806    $  1,963,375    $  1,484,285
                                   ============    ============    ============

Loan Maturity. The following table shows the contractual maturity of our loans at December 31, 2006.

                                                             At December 31, 2006
                             ---------------------------------------------------------------------------------------

                              Commercial     Commercial                                     Other
                              Unsecured       Secured      Construction   Real Estate       Loans          Total
                             ------------   ------------   ------------   ------------   ------------   ------------
Amounts due:
 Within one year (1)         $  7,336,104   $    478,330   $ 15,577,797   $  5,563,886   $  1,213,314   $ 30,169,431
  After one year:
  One to five years             3,545,898        753,550      3,800,000     15,366,159        587,492     24,053,099
Total due after five years             --             --             --     12,451,383             --     12,451,383
                             ------------   ------------   ------------   ------------   ------------   ------------
    Total amount due           10,882,002      1,231,880     19,377,797     33,381,428      1,800,806     66,673,913

Less:
   Unearned fees                       --            280         93,867        169,089             --        263,236
  Allowance for loan
      losses                      337,054         10,859        198,901        531,121         50,889      1,128,824
                             ------------   ------------   ------------   ------------   ------------   ------------
Loans, net                   $ 10,544,948   $  1,220,741   $ 19,085,029   $ 32,681,218   $  1,749,917   $ 65,281,853
                             ============   ============   ============   ============   ============   ============

The following table sets forth at December 31, 2006, the dollar amount of all loans, due after December 31, 2007, and whether such loans have fixed or variable interest rates.

                                           Due After December 31, 2006
                                 ---------------------------------------------
                                    Fixed          Variable           Total
                                 ------------    ------------     ------------

Commercial Loans:
    Unsecured                    $    345,297    $  3,200,601     $  3,545,898
    Secured                           267,335         486,215          753,550
Real Estate
     Commercial                       790,291      26,934,374       27,724,665
     One-to-four                       92,877              --           92,877
Construction                          250,000       3,550,000        3,800,000
Other loans                           587,492              --          587,492
                                 ------------    ------------     ------------
    Total loans                  $  2,333,292    $ 34,171,190     $ 36,504,482
                                 ============    ============     ============


Commercial Business Lending. We originate commercial business loans directly to the professional and business community in our market area. We target small to medium sized business, and professionals such as lawyers, doctors and accountants. Applications for commercial business loans are obtained primarily from the efforts of our directors and senior management, who have extensive contacts in the local business community, or from branch referrals. As of December 31, 2006, commercial loans totaled $12,113,882 or 18.1% of total loans.

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

Commercial Real Estate Lending. We originate commercial real estate loans that are generally secured by properties used for business purposes such as retail stores, other mixed-use (business and residential) properties, restaurants, light industrial and small office buildings located in our primary market area. Our commercial real estate loans are generally made in amounts up to 70% of the appraised value of the property. These loans are most commonly made with terms up to five years with interest rates that adjust to 100 or 150 basis points above the floating prime rate. A significant portion of these loans are subject to an interest rate floor ranging between 7.00% to 7.50%. Our underwriting standards consider the collateral of the borrower, the net operating income of the property and the borrower's expertise, credit history and profitability. We require personal guarantees from the borrower or the principals of the borrowing entity. At December 31, 2006, our commercial real estate loans totaled $33,381,428 or 50.1% of total loans.

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

Construction Lending. Our construction loans primarily have been made to builders and developers to finance the construction of one- to four-family residential properties and, to a lesser extent, multi-family residential real estate properties. Our policies provide that construction loans may be made in amounts up to the lesser of 80% of the total hard and soft costs of the project or Victory State bank's loans to-one borrower limitation. We generally require personal guarantees. Construction loans generally are made with prime-based interest rates with terms up to 18 months. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. At December 31, 2006, our construction loans totaled $19,377,797 or 29.1% of total loans.

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

Classified Assets. Federal regulations and our Loan Review and Risk Rating Policy provide for the classification of loans and other assets we consider to be of lesser quality as "Substandard", "Doubtful" or "Loss" assets. An asset is considered "Substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "Doubtful" have all of the weaknesses inherent in those classified "Substandard" with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "Loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose us to sufficient risk to warrant classification but which possess weaknesses are designated "Special Mention" by management. We had twenty four (24) loans, in the aggregate amount of $4,996,545, classified as special mention, six (6) loans, in the aggregate amount of $887,319, classified as substandard, one (1) loan, in the amount of $15,462, classified as doubtful, and no loans classified as loss as of December 31, 2006.

When we classify an asset as Substandard or Doubtful, we provide, as part of our general allowance for loan losses, an amount management deems prudent to recognize the risks pertaining to the asset. A general allowance represents a loss allowance which has been established to recognize the inherent risk associated with lending activities, but which, unlike a specific allowance, has not been allocated to particular problem assets. When we classify an asset as "Loss," we either establish a specific allowance for losses equal to 100% of the amount of the asset or charge off that amount.

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

The following table sets forth delinquencies in our loan portfolio as of the dates indicated:

                                                  At December 31, 2006
                                  ------------------------------------------------------
                                         60-89 Days                90 Days or more
                                  Number        Principal      Number        Principal
                                  -----------   -----------    -----------   -----------
Commercial real estate                     --   $        --              3   $   773,924
Commercial unsecured                        2        29,648              1        20,709
Other                                       1         9,676             --            --
                                  -----------   -----------    -----------   -----------
Total                                       3   $    39,324              4   $   794,633
                                  ===========   ===========    ===========   ===========

Delinquent loans to total loans                        0.06%                        1.19%


                                                  At December 31, 2005
                                  ------------------------------------------------------
                                         60-89 Days                90 Days or more
                                  Number        Principal      Number        Principal
                                  -----------   -----------    -----------   -----------
Commercial real estate                     --   $        --              6   $ 1,123,081
Commercial construction                    --            --              2       579,000
Commercial unsecured                        1         8,420             --            --
                                  -----------   -----------    -----------   -----------
Total                                       1   $     8,420              8   $ 1,702,081
                                  ===========   ===========    ===========   ===========

Delinquent loans to total loans                        0.01%                        2.29%


                                                  At December 31, 2004
                                  ------------------------------------------------------
                                         60-89 Days                90 Days or more
                                  Number        Principal      Number        Principal
                                  -----------   -----------    -----------   -----------
Commercial real estate                      2   $   256,137              4   $   160,310
Commercial unsecured                       --            --              1        20,112
Other                                      --            --              1         2,476
                                  -----------   -----------    -----------   -----------
Total                                       2   $   256,137              6   $   182,898
                                  ===========   ===========    ===========   ===========

Delinquent loans to total loans                        0.37%                        0.27%


                                                  At December 31, 2003
                                  ------------------------------------------------------
                                         60-89 Days                90 Days or more
                                  Number        Principal      Number        Principal
                                  -----------   -----------    -----------   -----------
Commercial real estate                      2   $   503,694              4   $   259,026
Commercial construction                    --            --              1       145,000
Commercial unsecured                       --            --              1        30,619
Other                                      --            --              1         4,406
                                  -----------   -----------    -----------   -----------
Total                                       2   $   503,694              7   $   439,051
                                  ===========   ===========    ===========   ===========

Delinquent loans to total loans                        0.74%                        0.64%


                                                  At December 31, 2002
                                  ------------------------------------------------------
                                         60-89 Days                90 Days or more
                                  Number        Principal      Number        Principal
                                  -----------   -----------    -----------   -----------
Commercial real estate                     --   $        --              7   $   925,952
Commercial unsecured                       --            --              1        14,734
                                  -----------   -----------    -----------   -----------
Total                                      --   $        --              8   $   940,686
                                  ===========   ===========    ===========   ===========

Delinquent loans to total loans                        0.00%                        1.48%

Loans 90 days or more past due represent non-accrual loans and loans that are contractually past due maturity but are still accruing interest.

Non-performing Assets. The following table sets forth information about our non-performing assets at December 31, 2006, 2005 and 2004.

                                 At December 31,    At December 31,    At December 31,
                                      2006               2005               2004
                                 ---------------    ---------------    ---------------
Non-performing assets:
  Commercial loans:
    Unsecured                    $        20,709    $            --    $        20,112
  Commercial real estate                 188,872          1,022,097            121,810
  Construction                                --            579,000                 --
  Consumer loan                               --                 --              2,476
                                 ---------------    ---------------    ---------------

       Total non-performing
          assets                 $       209,581    $     1,601,097    $       144,398
                                 ===============    ===============    ===============

Non-performing loans to total
  loans                                     0.31%              2.15%              0.21%
Non-performing loans to total
  assets                                    0.10%              0.74%              0.06%
Non-performing assets to total
  assets                                    0.10%              0.74%              0.06%

The gross interest income that would have been recorded in 2006 if the non-accrual loans had been current in accordance with their original terms was $12,614. The amount of interest income on those loans that was included in net income for 2006 was $454.

The following table sets forth the aggregate carrying value of our assets classified as Substandard, Doubtful and Loss according to asset type:

                              At December 31, 2006     At December 31, 2006
                                  Substandard                Doubtful
                            -----------------------   -----------------------
                              Number       Amount       Number       Amount
                            ----------   ----------   ----------   ----------
Classification of assets:
Commercial Loans:
    Unsecured                        4   $  128,857           --   $       --
Commercial Real Estate               2      758,462            1       15,462
                            ----------   ----------   ----------   ----------
    Total loans                      6   $  887,319            1   $   15,462
                            ==========   ==========   ==========   ==========


No assets were classified as Loss at year end 2006.

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

As of December 31, 2006, our allowance for loan losses was $1,128,824 or 1.69% of total loans. Based upon all relevant and presently available information, management believes that the allowance for loan losses is appropriate. We continue to monitor and modify the level of the allowance for loan losses in order to maintain the allowance at a level which management considers appropriate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary, based on changes in economic and local market conditions beyond management's control. In addition, federal and state bank regulatory agencies periodically review Victory State Bank's loan loss allowance as part of their periodic safety and soundness examinations of the Bank. They may recommend or seek to compel increases in the allowance if they believe that weaknesses in the loan portfolio are more significant than management's assessment.

The following table sets forth the activity in our allowance for loan losses:

                                                                                    For the Year
                                                                                       Ended
                                                                                    December 31,
                                                  --------------------------------------------------------------------------------
                                                      2006             2005             2004             2003             2002
                                                  ------------     ------------     ------------     ------------     ------------
Allowance for Loan Losses:
   Balance at beginning of period                 $  1,153,298     $  1,299,520     $  1,162,776     $  1,168,358     $    894,692
   Charge-offs:
   Commercial loans:
     Unsecured                                         (62,181)        (318,399)        (180,125)        (315,490)        (130,191)
   Consumer loan                                       (17,511)              --               --               --               --
   Other loans                                         (28,111)         (25,302)          (4,940)         (17,138)         (24,421)
                                                  ------------     ------------     ------------     ------------     ------------
Total charge-offs                                     (107,803)        (343,701)        (185,065)        (332,628)        (154,612)
Recoveries                                             148,329          257,479          171,809          122,046           73,278
                                                  ------------     ------------     ------------     ------------     ------------
Net charge-offs                                         40,526          (86,222)         (13,256)        (210,582)         (81,334)
Provision charged to income                            (65,000)         (60,000)         150,000          205,000          355,000
                                                  ------------     ------------     ------------     ------------     ------------
Balance at end of period                          $  1,128,824     $  1,153,298     $  1,299,520     $  1,162,776     $  1,168,358
                                                  ============     ============     ============     ============     ============

Ratio of net charge-offs during the period to
 average loans outstanding during the period            -0.06%             0.12%            0.02%            0.49%            0.27%
Ratio of allowance for loan losses to
 total loans at the end of period                         1.69%            1.55%            1.90%            1.70%            1.83%
Ratio of allowance for loan losses to
 non-performing loans at the end of the period          538.61%           72.03%          899.96%          264.84%          356.45%
Ratio of allowance for loan losses to
 non-performing assets at the end of the period         538.61%           72.03%          899.96%          264.84%          356.45%

The following table sets forth the allocation of our allowance for loan losses among each of the categories listed.

                     At December 31,        At December 31,        At December 31,        At December 31,        At December 31,
                          2006                   2005                   2004                   2003                   2002
                   -------------------    -------------------    -------------------    -------------------    -------------------
                              % of Loans             % of Loans             % of Loans             % of Loans            % of Loans
                              in Category            in Category            in Category            in Category           in Category
                                  to                     to                     to                     to                     to
                                Total                  Total                  Total                  Total                  Total
                     Amount     Loans       Amount     Loans       Amount     Loans        Amount    Loans       Amount     Loans
                   ----------   ------    ----------   ------    ----------   ------    ----------   ------    ----------   ------
Allowance:
  Commercial
  loans:
    Unsecured      $  337,054     16.3%   $  360,532     14.9%   $  351,215     14.1%   $  218,871     13.1%   $  290,496     17.7%
    Secured            10,859      1.8         2,349      2.1        17,660      2.3        22,766      2.8        55,186      6.3
  Commercial
   real estate        518,620     49.9       363,072     40.1       490,488     46.5       523,209     47.5       567,390     49.1
  Residential
   real estate         12,501      0.2         7,835      0.4        11,296      1.6        12,957      2.0         8,896      0.8
  Construction
   loans              198,901     29.1       362,590     39.8       358,632     33.4       354,792     32.5       206,920     23.4
  Other loans          50,889      2.7        56,920      2.7        70,229      2.1        30,181      2.1        39,470      2.7
                   ----------   ------    ----------   ------    ----------   ------    ----------   ------    ----------   ------
Total allowances   $1,128,824    100.0%   $1,153,298    100.0%   $1,299,520    100.0%   $1,162,776    100.0%   $1,168,358    100.0%
                   ==========   ======    ==========   ======    ==========   ======    ==========   ======    ==========   ======

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

Our policies generally limit investments to government and federal agency securities or AAA rated securities, including corporate debt obligations, that are investment grade with weighted average lives of seven years or less. Our policies provide that all investment purchases be ratified by the Bank's Board and may only be initiated by the President or Chief Financial Officer of the Bank. Investment securities consist of collateralized mortgage obligations
("CMO") with an estimated average lives of 4.5 years or less, mortgage-backed securities ("MBS") with maturities of seven years or less and U.S. Agency notes with a maturity of less than 15 years. These CMOs and MBS are backed by federal agencies such as Federal National Mortgage Association ("FNMA") and the Federal
Home Loan Mortgage Corporation ("FHLMC") or are "AAA" rated whole loan securities. At December 31, 2006, we had investment securities with a cost basis of $116,354,168 and a fair value of $113,770,611. Of these, $105,326,705 were either CMO's or MBS's. The entire investment portfolio at December 31, 2006 was classified as available for sale and is accounted on a fair market value basis.

The following table sets forth certain information regarding the amortized cost and fair values of the investment securities, available for sale portfolio at the dates indicated:

                                                                                  At December 31,
                                             ---------------------------------------------------------------------------------------
                                                        2006                          2005                           2004
                                             ---------------------------   ---------------------------   ---------------------------
                                              Amortized        Fair         Amortized        Fair         Amortized        Fair
                                                 Cost          Value           Cost          Value           Cost          Value
                                             ------------   ------------   ------------   ------------   ------------   ------------
Investments securities, available for sale
US Government Agency                         $  8,500,000   $  8,443,906   $  8,500,000   $  8,390,156   $  8,500,000   $  8,481,563
FNMA                                            7,607,408      7,397,799      9,348,861      9,067,796     11,245,666     11,118,275
FHLMC                                             228,986        229,625        321,113        320,258        517,411        523,766
GNMA                                            2,264,561      2,171,125      2,718,832      2,627,459      3,296,901      3,263,366
Whole Loan MBS                                  3,554,783      3,453,363      4,135,883      4,051,823      5,114,582      5,068,462
Collateralized mortgage obligations            94,198,430     92,074,793     83,665,009     81,565,801    100,728,914    100,077,335
                                             ------------   ------------   ------------   ------------   ------------   ------------

                                             $116,354,168   $113,770,611   $108,689,698   $106,023,293   $129,403,474   $128,532,767
                                             ============   ============   ============   ============   ============   ============

The table below sets forth certain information regarding the amortized cost value, weighted average yields and stated maturities of our investment securities at December 31, 2006 and 2005.

                                                                 At December 31, 2006
                    ----------------------------------------------------------------------------------------------------------------
                                  Weighted                 Weighted                 Weighted                  Weighted
                     Less Than    Average       1 To 5     Average      5 To 10     Average       Over 10     Average
                       1 Year      Yield        Years       Yield        Years       Yield         Years       Yield        Total
                    ------------ ----------  ------------ ----------  ------------ ----------  ------------ ----------  ------------
Investment
  Securities:
US Government
   Agency           $         --         --% $  8,500,000       3.26% $         --         --% $         --         --% $  8,500,000
FNMA 7 Year
  Balloon                     --         --     2,028,436       4.34       504,405       5.16     5,074,567       3.84     7,607,408
FHLMC                         --         --       228,985       4.73            --         --            --         --       228,985
GNMA                          --         --            --         --            --         --     2,264,561       4.40     2,264,561
Whole Loan MBS                --         --            --         --            --         --     3,554,784       4.71     3,554,784
Collateralized
  Mortgage
   Obligations                --         --            --         --    13,143,686       4.41    81,054,744       4.52    94,198,430
                    ------------             ------------             ------------             ------------             ------------

Total               $         --        --%  $ 10,757,421       3.49% $ 13,648,091       4.34% $ 91,948,656       4.49% $116,354,168
                    ============             ============             ============             ============             ============



                                                                 At December 31, 2005
                    ----------------------------------------------------------------------------------------------------------------
                                  Weighted                 Weighted                 Weighted                  Weighted
                     Less Than    Average       1 To 5     Average      5 To 10     Average       Over 10     Average
                       1 Year      Yield        Years       Yield        Years       Yield         Years       Yield        Total
                    ------------ ----------  ------------ ----------  ------------ ----------  ------------ ----------  ------------

Investment
  Securities:
US Government
   Agency           $         --         --% $  5,500,000       3.00% $  3,000,000       3.89% $         --         --% $  8,500,000
FNMA 7 Year
  Balloon                 29,328       5.56            --         --     2,889,149       4.15     6,430,384       3.90     9,348,861
FHLMC                         --         --       321,113       4.95            --         --            --         --       321,113
GNMA                          --         --            --         --            --         --     2,718,832       4.40     2,718,832
Whole Loan MBS                --         --            --         --            --         --     4,135,883       4.74     4,135,883
Collateralized
  Mortgage
   Obligations                --         --            --         --     1,935,895       4.57    81,729,114       4.45    83,665,009
                    ------------             ------------             ------------             ------------             ------------

Total               $     29,328       5.56% $  5,821,113       3.11% $  7,825,044       4.15% $ 95,014,213       4.42% $108,689,698
                    ============             ============             ============             ============             ============

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

Our focus on customer service, primarily for the business and professional community in our marketplace, has facilitated our retention of non-interest bearing checking accounts and low costing NOW, savings and money market accounts, which generally have interest rates substantially less than certificate of deposits. At December 31, 2006, these types of low cost deposit accounts amounted to $118,192,843, or 63.3% of total deposits.

The following table presents deposit activity for the periods indicated.

                                                            Year Ended        Year Ended        Year Ended
                                                           December 31,      December 31,      December 31,
                                                               2006              2005              2004
                                                          --------------    --------------    --------------
Beginning balance                                         $  193,251,159    $  215,423,473    $  167,103,445
      Net (decrease)/ increase before interest credited       (9,416,115)      (23,793,756)       47,520,990
      Interest credited on deposits                            2,848,106         1,621,442           799,038
                                                          --------------    --------------    --------------

Ending balance                                            $  186,683,150    $  193,251,159    $  215,423,473
                                                          ==============    ==============    ==============

The following table provides information regarding the remaining term to maturity of our time deposits over $100,000 at December 31, 2006:

     Maturity Period                                         Amount
--------------------                                     -------------

   Three months or less                                  $  42,537,315
   Over three through six months                            12,353,658
   Over six through 12 months                                2,148,569
   Over 12 months                                              137,893
                                                         -------------
       Total                                             $  57,177,435
                                                         =============

The following table presents by various rate categories, the amount and the periods to maturity of the certificate accounts outstanding at December 31, 2006.

                                        Over Six Mos.   Over One Year   Over Two Years
                          Six Months     Through One     Through Two    Through Three    Over Three
                           And Less         Year            Years           Years           Years           Total
                        -------------   -------------   -------------   -------------   -------------   -------------
Certificate accounts:
   2.00% to 2.99%       $   4,064,069   $      27,010   $          --   $          --   $          --   $   4,091,079
   3.00% to 3.99%          41,583,041         519,111         704,834         564,000         496,000      43,866,986
   4.00% to 4.99%          15,300,028       3,588,090         255,061         596,000         532,000      20,271,179

                        -------------   -------------   -------------   -------------   -------------   -------------
                        $  60,947,138   $   4,134,211   $     959,895   $   1,160,000   $   1,028,000   $  68,229,244
                        =============   =============   =============   =============   =============   =============

Borrowings

We do not routinely utilize borrowings, but in connection with the issuance of $5 million in trust preferred securities in August 2003, we issued a $5.2 million subordinated note to VSB Capital Trust I. Therefore, at December 31, 2005 and 2006, we had $5.2 million in subordinated debt.

Personnel

As of December 31, 2006, we had 49 full-time employees and 17 part-time employees. These employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be good.

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

We are subject to capital adequacy guidelines of the Federal Reserve. The guidelines apply on a consolidated basis and require bank holding companies to maintain a minimum ratio of Tier1 capital to total assets of 4.0%. The minimum ratio is 3.0% for the most highly rated bank holding companies. The Federal Reserve's capital adequacy guidelines also require bank holding companies to maintain a minimum ratio of qualifying total capital to risk-weighted assets of 8.0%, and a minimum ratio of Tier1 capital to risk-weighted assets of 4.0%. As of December 31, 2006, the ratio of Tier 1 capital to total assets was 10.98%, the ratio of Tier 1 capital to risk-weighted assets was 25.47%, and the ratio of qualifying total capital to risk-weighted assets was 26.66%.

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

At December 31, 2006, the Bank met each of its capital requirements.

The following table shows the Bank's actual capital amounts and ratios.

                                                                                                    To be well-capitalized
                                                                         For capital               under prompt corrective
                                             Actual                   adequacy purposes               action provisions
                                   ---------------------------    ---------------------------    ---------------------------
                                      Amount         Ratio           Amount         Ratio           Amount         Ratio
                                   ------------   ------------    ------------   ------------    ------------   ------------
As of December 31, 2006
   Tier 1 Capital
       (to Average Assets)         $ 23,348,000          10.63%   $  8,783,920           4.00%   $ 10,979,900           5.00%
   Tier 1 Capital
       (to Risk Weighted Assets)     23,348,000          24.74%      3,775,560           4.00%      5,663,340           6.00%
   Total Capital
       (to Risk Weighted Assets)     24,477,000          25.93%      7,551,120           8.00%      9,438,900          10.00%

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

At December 31, 2006, the Company and the Bank had capital levels which qualified it as a "well-capitalized" institution.

FDIC Insurance

The Bank is a member of the FDIC. As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the FDIC.

On February 8, 2006, President Bush signed into law the Federal Deposit Insurance Reform Act of 2005. The law increases the amount of deposit insurance available for retirement accounts, indexes the amount of deposit insurance to inflation, merges the two existing deposit insurance funds (one historically for banks and one historically for savings and loan associations) into a single fund and gives the FDIC greater flexibility in determining the amount of future deposit insurance premiums that banks may be required to pay. The law also grants banks that were in existence prior to December 31, 1996 and paid deposit insurance premiums prior to that date a credit against future deposit insurance assessments that the FDIC may make. Since the Bank did not open for business until 1997, it is not entitled to any credit. In late 2006, the FDIC imposed premium assessments for the first time in a number of years, effective beginning in 2007. We estimate that our FDIC insurance premium in 2007 will be approximately $100,000, compared to no assessment in 2006. Therefore, the Bank may be at a competitive disadvantage when compared to institutions with longer operating histories because those institutions might have lower expenses for deposit insurance premiums.

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

Brokered Deposits

Under federal law and applicable regulations, (i) a well capitalized bank may solicit and accept, renew or roll over any brokered deposit without restriction,
(ii) an adequately capitalized bank may not accept, renew or roll over any brokered deposit unless it has applied for and been granted a waiver of this prohibition by the FDIC and (iii) an undercapitalized bank may not (x) accept, renew or roll over any brokered deposit or (y) solicit deposits by offering an effective yield that exceeds by more than 75 basis points the prevailing effective yields on insured deposits of comparable maturity in such institution's normal market area or in the market area in which such deposits are being solicited. The term "undercapitalized insured depository institution" is defined to mean any insured depository institution that fails to meet the minimum regulatory capital requirement prescribed by its appropriate federal banking agency. The FDIC may, on a case-by-case basis and upon application by an adequately capitalized insured depository institution, waive the restriction on brokered deposits upon a finding that the acceptance of brokered deposits does not constitute an unsafe or unsound practice with respect to such institution. The Bank had no brokered deposits outstanding at December 31, 2006.

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

Assessments

Banking institutions are required to pay assessments to both the FDIC and the NYSBD to fund their operations. The assessments are based upon the amount of the Bank's total assets. The Bank must also pay an examination fee to the NYSBD when they conduct an examination. The Bank paid federal and state assessments and examination fees of $60,832 in 2006.

Transactions with Related Parties

The Bank's authority to engage in transactions with related parties or "affiliates" (i.e., any entity that controls or is under common control with an institution, including the Bank) or to make loans to certain insiders, is limited by Sections 23A and 23B of the Federal Reserve Act. Section 23A limits the aggregate amount of transactions with any individual affiliate to 10% of the capital and surplus of the institution and also limits the aggregate amount of transactions with all affiliates to 20% of the institution's capital and surplus.

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

Federal Reserve System

The Federal Reserve Board regulations require banks to maintain non-interest earning reserves against their transaction accounts (primarily regular checking accounts and interest-bearing checking accounts). The Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $37.3 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement is 3%; for accounts greater than $37.3 million, the reserve requirement is $1.1 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $45.8 million. The first $8.5 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The Bank is in compliance these requirements. Because required reserves must be maintained in the form of either vault cash or a non-interest-bearing account at a Federal Reserve Bank or a pass-through account as defined by the Federal Reserve Board, the effect of this reserve requirement is to reduce our interest-earning assets.

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

Item 2. Description of Property.

At December 31, 2006, we conducted our business through five banking offices. In February 2007, we closed our former main office and moved to a new main office and banking facility at 4142 Hylan Boulevard, which was under construction at year end 2006.

                                                                            Original                              Net Book Value
                                                                              Date              Date of            of Leasehold
                                                        Leased or          Leased or             Lease            Improvements at
Location                           Description            Owned             Acquired         Expiration (1)      December 31, 2006
                                 ---------------      -------------      --------------     ----------------    -------------------
3155 Amboy Road
Staten Island, N.Y. 10306          Main Office           Leased               1997             2/28/2007                $0

755 Forest Avenue
Staten Island, N.Y. 10310             Branch             Leased               1999             11/30/2013             $96,232

One Hyatt Street
Staten Island, N.Y. 10301             Branch             Leased               1999             10/30/2014             $51,961

1762 Hylan Boulevard (2)
Staten Island, N.Y. 10305             Branch             Leased               2001             6/30/2016             $535,256

1766 Hylan Boulevard (3)
Staten Island, N.Y. 10305         Retail Stores          Leased               2001             6/30/2016             $150,129

4142 Hylan Boulevard
Staten Island, N.Y. 10308             Branch             Leased               2005             3/25/2020                (4)

1065 Bay Street
Staten Island, N.Y. 10305             Branch             Leased               2006             04/26/2021            $192,562

                                                                                                                -------------------
Total net book value                                                                                                $1,026,144
                                                                                                                ===================

(1) We have allowed our Amboy Road lease to expire. All other leases are renewable at our option.
(2) Hylan Boulevard Branch commenced operations on December 4, 2002.
(3) We leased the retail stores at 1766 Hylan Boulevard as a component of the lease for the Hylan branch and we sublease the property to retail tenants.
(4) Construction in progress. No recorded book value. Aggregate value of construction in process was $2,142,866 at December 31, 2006.

Item 3. Legal Proceedings.

The Bank is a defendant in an action pending in Supreme Court, Richmond County, commenced by IndyMac Bank, F.S.B. against the Bank, LaMattina & Associates, Inc. ("LAI") and various individuals and entities alleged to be officers, directors or otherwise to have relationships with LAI. LAI was a deposit customer of the Bank engaged in the business of providing real estate settlement services to lenders making residential mortgage loans. The plaintiff alleges that it was such a lender and that it had provided funds to LAI by wiring those funds to an account of LAI at the Bank to use to fund mortgage loans to be made by the plaintiff, only to have LAI not use those funds for their intended purpose. The action was commenced in August 2005. In November 2005, the plaintiff amended its complaint to add the Bank as a defendant. The plaintiff amended its complaint again and the Bank moved to dismiss the claims. In February 2007, the court dismissed two of the claims against the Bank but allowed the Plaintiff to proceed and conduct discovery with respect to two claims, one for negligence and the other for conversion.

The amended complaint requests monetary damages against the Bank of $1,817,041 plus recovery of attorneys' fees. The Bank intends to defend aggressively the amended claims and has referred the litigation to its insurance carrier, which has indicated that at least some of the claims asserted against the Bank are covered by insurance. The Bank has also asserted cross-claims against various former customers, principals of those customers, and other related persons on the grounds that if the Bank is held liable to the plaintiff, then the liability is the result of the misdeeds or negligence of those other parties.

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

Item 4, Submission of Matters to a Vote of Security Holders.

None

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Our common stock is quoted on the NASDAQ Over the Counter Market ("OTC") under the symbol "VSBN". We have filed an application with NASDAQ and we have been approved to begin listing on the NASDAQ Capital Markets effective March 16, 2007. We will continue to trade under our current symbol "VSBN".

The following table reflects the high and low bid price for our common stock during each calendar quarter of the last two fiscal years. Such information is derived from quotations published by Bloomberg LP. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                                                  2006
                                                                  ----
                               First Quarter*     Second Quarter         Third Quarter        Fourth Quarter
                               --------------     --------------         -------------        --------------
High Bid.................          $16.40              $17.00                $18.15              $14.92
Low Bid..................          $15.40              $15.48                $14.50              $14.00
                                                                  2005*
                                                                  ----
                               First Quarter      Second Quarter         Third Quarter        Fourth Quarter
                               --------------     --------------         -------------        --------------
High Bid.................          $20.40              $21.60                $18.40              $17.28
Low Bid..................          $17.24              $17.20                $16.80              $15.52

* All per share data has been adjusted retroactively for the 5-for 4 stock split, in the form of a 25% stock dividend, paid on May 18, 2006.

We have approximately 153 stockholders of record. We have not paid any cash dividends.

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

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

VSB Bancorp, Inc. (referred to using terms such as "we," "us," or the "Company") became the holding company for Victory State Bank (the "Bank"), a New York State chartered commercial bank, upon the completion of a reorganization of the Bank into the holding company form of organization. The reorganization was effective in May 2003. Our primary business is owning all of the issued and outstanding stock of the Bank. Victory State Bank is a New York State chartered commercial bank, founded in November 1997. The Bank is supervised by the New York State Banking Department and the Federal Deposit Insurance Corporation ("FDIC"). The Bank gathers deposits from individuals and businesses primarily in Staten Island and makes loans throughout that community. The Bank invests funds that are not used for lending primarily in government securities, mortgage backed securities and collateralized mortgage obligations. Customer deposits are insured, up to the applicable limit, by the FDIC. VSB Bancorp, Inc. common stock was quoted on the NASDAQ Over the Counter Market ("OTC") under the symbol "VSBN". We have filed an application with NASDAQ and we have been approved to begin listing on the NASDAQ Capital Markets effective March 16, 2007. We will continue to trade under our current symbol "VSBN".

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

We experienced an overall decline in deposits in 2006 due to factors we discuss below. We opened one new branch in 2006 and a new main office in 2007. We anticipate that those new branches, as well as our existing branch network, will generate an increase in funds for investment in the future.

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

During 2006, we faced a number of challenges, including continued increases in market interest rates that pushed up our cost of funds, due to the upward pressure of deposit rates. The real estate market softened, which reduced loan originations and deposit balances from our attorney base. Our customers moved funds into higher rate deposit types such as certificate accounts as our rates on those products were high enough to outweigh the decreased convenience associated with them. However, the increase in the prime rate also allowed us to increase the yields on our existing prime based loans and originate new loans at higher initial interest rates.

Also important in 2006 was a shift in our deposit mix as we experienced a decline in non-interest bearing demand deposits. This decline resulted from a number of factors including a reduction in real estate activity, which reduced demand deposits held in connection with pending real estate transactions; and a shift in customer preferences towards interest bearing accounts as the yields on those accounts increased to the point where they became desirable alternatives.

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

Our results of operations are dependent primarily on net interest income, which is the difference between the income we earn on our loan and investment portfolios and our costs of funds, consisting primarily of interest paid on our deposits. Our operating expenses principally consist of employee compensation and benefits, occupancy expenses, professional fees, advertising and marketing expenses and other general and administrative expenses. Our results of operations are significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities.

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

Asset/Liability Management

We maintain the interest rate sensitivity of our assets by investing primarily in CMO's and MBS's with short and intermediate average lives to generate cash flows and by originating and retaining primarily loans with interest rates based on the prime rate. As of December 31, 2006, prime based loans totaled $62,840,808, or 84.5% of total loans. Many of these prime based loans are subject to interest rate floors of 7.00% to 8.50%. We anticipate that we will continue to concentrate on originating prime based loans in our principal market areas. We also expect to continue to invest other available funds that we cannot invest in loans in short-term investment grade securities.

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

In the current interest rate environment, we generally have been investing available funds not needed for lending in CMOs and MBSs with estimated average lives of four and one-half years or less. As a result of this strategy, and based upon the assumptions used in the following table at December 31, 2006, our total interest-bearing liabilities maturing within one year exceeded our total interest-earning assets maturing in the same period by $16,989,547, representing a one year cumulative gap ratio of negative 3.57%. We closely monitor our interest rate risk as such risk relates to our operational strategies. The Victory State Bank Board of Directors has established an Asset/Liability Committee, responsible for reviewing our asset/liability policies and interest rate risk position, which generally meets quarterly and reports back to the Board on interest rate risk and trends on a quarterly basis. We are currently attempting to achieve a positive gap position in light of the current interest rate environment. There can be no assurance, however, that we will be able to achieve a positive gap position or that our strategies will not result in maintaining a negative gap position in the future. Although we have not experienced a material runoff in our core deposits, there can be no assurances that such a runoff will not occur in the future if depositors seek higher yielding investments.

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

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2006 which we estimate, based upon certain assumptions, will mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown which mature during a particular period were determined in accordance with the earlier of estimated repayment or runoff or the contractual terms of the asset or liability. Our loan prepayment assumptions are based on peer banks' historical performance and statistics, including a 26.7% prepayment assumption on other loans and a 38.0% prepayment assumption on fixed-rate loans. There can be no assurance that deposits would reprice to peer bank's historical levels if interest rates were to increase. Certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets may have features which restrict changes in interest rates on a short-term basis and over the life of the asset. For example, if a prime rate loan has a minimum interest rate of 7.5%, an increase in a very low prime rate might not be sufficient to increase the interest rate on the loan to more than the minimum. Further, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the table. Finally, the ability of many borrowers to service their prime rate loans may decrease in the event of an interest rate increase.

                                                                            At December 31, 2006
                                            ------------------------------------------------------------------------------------
                                               Three             Four            More than
                                               months          to twelve         One year to        More than
                                               or less           months          five years         five years         Total
                                            -------------     -------------     -------------     -------------    -------------
Interest-earning assets:
 Commercial loans (1)                       $  63,575,095     $      91,478     $       7,392     $     178,759    $  63,852,724
 Consumer loans (1)                             2,545,055             1,145             7,336            58,071        2,611,607
 Money market investments                         788,045                --                --                --          788,045
 Mortgage-backed securities                     5,162,192        15,486,576        87,316,930                --      107,965,698
 Other interest-earning assets                 16,493,040                --                --                --       16,493,040
 Investment securities                                 --                --         8,500,000                --        8,500,000
                                            -------------     -------------     -------------     -------------    -------------
    Total interest-earning assets              88,563,427        15,579,199        95,831,658           236,830      200,211,114
Less:
 Unearned (discount) and deferred fees(2)         (71,142)         (213,425)          (90,199)               --         (374,766)
                                            -------------     -------------     -------------     -------------    -------------
Net interest-earning assets                    88,492,285        15,365,774        95,741,459           236,830      199,836,348

Interest-bearing liabilities:
 Savings accounts                              12,526,485                --                --                --       12,526,485
 NOW accounts                                  19,935,769                --                --                --       19,935,769
 Money market accounts                         19,147,052                --                --                --       19,147,052
 Certificate accounts                          46,451,110        18,630,239         3,147,896                --       68,229,245
 Subordinated debt                                     --                --         5,155,000                --        5,155,000
                                            -------------     -------------     -------------     -------------    -------------
    Total interest-bearing liabilities         98,060,416        18,630,239         8,302,896                --      124,993,551

Interest sensitivity gap                    $  (9,568,131)    $  (3,264,465)    $  87,438,563     $     236,830    $  74,842,797
                                            =============     =============     =============     =============    =============
Cumulative gap                              $  (9,568,131)    $ (12,832,596)    $  74,605,967     $  74,842,797    $  74,842,797
                                            =============     =============     =============     =============    =============
Cumulative gap as a percentage
  of total interest-earning
  assets                                            -4.78%            -6.41%            37.26%            37.38%           37.38%
Cumulative net interest-earning assets
  as a percentage of total interest-
  bearing liabilities                               90.24%            89.00%           159.69%           159.88%          159.88%

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

Average Balance Sheet
The following table sets forth certain information relating to our consolidated statements of financial condition and the consolidated statements of earnings for the fiscal years ended December 31, 2006, 2005 and 2004 and reflects the average yield on assets and average cost of liabilities for the period indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The average balance of loans receivable does not include loans on which we have discontinued accruing interest. The yields and costs include net fees, which are considered adjustments to yields. No tax equivalent adjustments have been made.

                             Year Ended December 31,             Year Ended December 31,              Year Ended December 31,
                                       2006                                2005                                 2004
                        ---------------------------------   ----------------------------------  -----------------------------------
                           Average                 Yield/     Average                   Yield/    Average                    Yield/
                           Balance     Interest     Cost      Balance      Interest      Cost     Balance       Interest      Cost
                        ------------ ------------  ------   ------------ ------------   ------  ------------  ------------   ------
Assets:
Interest-earning
 assets:
  Loans receivable      $ 69,711,760 $  6,985,200    10.02% $ 71,521,353 $  5,828,338     8.15% $ 68,513,503  $  5,340,281     7.79%
  Other interest
    earning assets        18,737,570      887,663     4.74    18,196,007      585,512     3.22    22,406,937       293,464     1.31
  Investment
    securities           114,180,350    5,201,089     4.56   114,817,580    4,870,635     4.24    95,319,848     4,051,983     4.25
                        ------------ ------------           ------------ ------------           ------------  ------------
  Total interest-
    earning assets       202,629,680   13,073,952     6.45   204,534,940   11,284,485     5.52   186,240,288     9,685,728     5.20

 Non-interest
   earning assets         14,291,015                          13,044,634                          13,260,423
                        ------------                        ------------                        ------------
  Total assets          $216,920,695                        $217,579,574                        $199,500,711
                        ============                        ============                        ============

Liabilities and
 equity:
 Interest-bearing
  liabilities:
  Savings accounts      $ 13,421,670       85,413     0.64  $ 15,745,514       79,073     0.50  $ 12,596,720        63,130     0.50
  Time accounts           70,221,095    2,301,764     3.28    60,071,303    1,200,566     2.00    41,259,632       433,374     1.05
  Money market accounts   19,357,106      352,956     1.82    20,835,285      229,906     1.10    23,219,409       195,269     0.84
  Now accounts            21,508,418      107,973     0.50    24,524,078      104,620     0.43    23,988,825       100,941     0.42
  Short Term Borrowings       19,178        1,112     5.80            --           --       --            --            --       --
  Subordinated debt        5,155,000      356,159     6.91     5,155,000      356,159     6.91     5,155,000       356,159     6.91
                        ------------ ------------           ------------ ------------           ------------  ------------
     Total interest-
       bearing
       liabilities       129,682,467    3,205,377     2.47   126,331,180    1,970,324     1.56   106,219,586     1,148,873     1.08
  Checking accounts       68,870,282                          74,654,567                          79,654,202
                        ------------                        ------------                        ------------
Total                    198,552,749                         200,985,747                         185,873,788
Other liabilities          2,529,839                           2,631,982                           2,071,349
                        ------------                        ------------                        ------------
  Total liabilities      201,082,588                         203,617,729                         187,945,137
 Equity                   15,838,107                          13,961,845                          11,555,574
                        ------------                        ------------                        ------------
  Total liabilities
    and equity          $216,920,695                        $217,579,574                        $199,500,711
                        ============                        ============                        ============
Net interest income/
 net interest rate
 spread                              $  9,868,575     3.98%              $  9,314,161     3.96%               $  8,536,855     4.12%
                                     ============   ======               ============   ======                ============   ======
Net interest earning
 assets/net interest
 margin                 $ 72,947,213                  4.87% $ 78,203,760                  4.55% $ 80,020,702                   4.58%
                        ============                ======  ============                ======  ============                 ======
Ratio of interest-
 earning assets to
 interest-bearing
 liabilities                    1.56x                               1.62x                               1.75x
                        ============                        ============                        ============

Return On Average
  Assets:                                             1.17%                               1.18%                                1.14%
                                                    ======                              ======                               ======
Return On Average
  Equity:                                            16.07%                              18.39%                               19.68%
                                                    ======                              ======                               ======
Equity To Assets:                                     8.18%                               6.73%                                5.44%
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

                          Year Ended December 31, 2006        Year Ended December 31, 2005          Year Ended December 31, 2004
                                   Compared to                         Compared to                          Compared to
                                December 31, 2005                   December 31, 2004                    December 31, 2003
                               Increase/(Decrease)                 Increase/(Decrease)                  Increase/(Decrease)
                             In Net Interest Income              In Net Interest Income               In Net Interest Income
                     ------------------------------------ ------------------------------------ -----------------------------------
                              Due to                              Due to                               Due to
                     ------------------------             -----------------------              -----------------------
                        Volume       Rate        Net        Volume       Rate          Net       Volume       Rate         Net
                     -----------  ----------- ----------- ----------- -----------  ----------- ----------- ----------- -----------
Interest-earning
 assets:
  Loans receivable   ($  147,482) $ 1,304,344 $ 1,156,862 $   234,312 $   253,745  $   488,057 $    21,048 $   199,018 $   220,066
  Money market                --           --          --          --          --           --      (3,234)          6      (3,228)
  Other interest-
    earning assets        17,438      284,713     302,151     (55,163)    347,211      292,048      (1,533)     84,815      83,282
  Investment
    securities, afs      (27,019)     357,473     330,454     828,654     (10,002)     818,652   1,237,333     575,511   1,812,844
                     -----------  ----------- ----------- ----------- -----------  ----------- ----------- ----------- -----------
     Total              (157,062)   1,946,529   1,789,467   1,007,802     590,955    1,598,757   1,253,614     859,350   2,112,964

 Interest-bearing
  liabilities:
  Savings accounts       (11,619)      17,959       6,340      15,744         199       15,943      21,714     (16,127)      5,587
  Time accounts          202,996      898,202   1,101,198     197,523     569,669      767,192     156,306     (66,249)     90,057
  Money market
   accounts              (16,260)     139,310     123,050     (20,027)     54,664       34,637     (22,464)    (46,550)    (69,014)
  Now accounts           (12,967)      16,320       3,353       2,248       1,431        3,679      (7,786)    (14,730)    (22,516)
  Short term
   borrowings              1,112           --       1,112          --          --           --          --          --          --
  Subordinated debt           --           --          --          --          --           --     238,130          --     238,130
                     -----------  ----------- ----------- ----------- -----------  ----------- ----------- ----------- -----------
     Total               163,262    1,071,792   1,235,053     195,488     625,963      821,451     385,900    (143,656)    242,244
                     -----------  ----------- ----------- ----------- -----------  ----------- ----------- ----------- -----------
Net change in net
 interest income     ($  320,324) $   874,737 $   554,414 $   812,314 ($   35,008) $   777,306 $   867,715 $ 1,003,005 $ 1,870,720
                     ===========  =========== =========== =========== ===========  =========== =========== =========== ===========

Comparative Results for the Years Ended December 31, 2006 and December 31, 2005

General. We had net income of $2,545,593 for the year ended December 31, 2006, as compared to net income of $2,567,429 for the year ended December 31, 2005. The principal categories which make up the 2006 net income are:

     o   Interest income of $13,073,952
     o   Reduced by interest expense of $3,205,377
     o   Increased by a credit provision for loan losses of $65,000
     o   Increased by non-interest income of $1,941,158
     o   Reduced by non-interest expense of $7,108,866
     o   Reduced by $2,220,274 in income tax expense.

         We discuss each of these categories individually and the reasons for the differences between the years ended December 31, 2006 and 2005 in the following paragraphs. The most significant factor that caused changes in net interest income from 2005 to 2006 was the increase in short-term interest rates, which increased our earnings on assets funded with non-interest bearing liabilities and capital.

         Our average yields earned are higher than our cost of funds, and thus an increase in interest-earning assets provides more interest income than the cost of the additional interest bearing liabilities needed to fund those assets. Therefore, we are seeking to expand our deposit product line in 2007 and implement other marketing efforts to seek to reverse the decline in assets we experienced during 2006.

         Interest Income. Interest income was $13,073,952 for the year ended December 31, 2006, compared to $11,284,485 for the year ended December 31, 2005, an increase of $1,789,467, or 15.9%. The reasons for this increase include a187 basis point increase in the yield on our loan portfolio and a152 basis point increase in the yield on our other interest earning assets, which generated an additional $1,459,013 of interest income despite a $1,809,593 decrease in the average balance of loans. Toward the end of 2006, we increased the average volume of investment securities and other interest earning assets because we could not deploy available funds into loans. Our volume of loans was highest at the beginning of 2006 and gradually declined during the year as principal on existing loans was repaid and new originations did not keep pace with the principal reductions. The yield on investment securities for the year ended 2006 increased 32 basis points from the prior year because new securities purchased in 2006 had higher yields than the securities that were fully or partially repaid during the year.

         The increase in loan interest income was $1,156,862 or 19.8% due primarily to the 187 basis point increase in the loan yield as noted above. The slow real estate market in Staten Island, which reduced construction and commercial loan originations, hampered our efforts to increase our loan portfolio. The average yield on our loans increased because during 2006 the prime rate increased and the majority of our loans have adjustable rates tied to the prime rate.

         Finally, we had a $302,151 increase in income from overnight funds and other interest earning assets, as the yield increased 152 basis points during 2006 due to higher market rates on short term and overnight investments. The volume of these assets was relatively flat as compared to 2005 as we purchased investment securities with funds from overnight investments.

         Interest Expense. Interest expense was $3,205,377 for the year ended December 31, 2006, compared to $1,970,324 for the year ended December 31, 2005, an increase of 62.7%. More than 89% of the $1,235,053 increase in interest expense was represented by an increase in the cost of our time deposits. The average balance of time accounts increased by $10,149,792 (or 16.9%), and the average rate on those accounts increased by 128 basis points, which combined to cause an increase of $1,101,198 in interest expense. The increase in rate was due to the increase in market rates, while the volume increase, which represented substantially all of our increase in average deposit balances between the two years, was apparently the result of a shift in customer preferences in favor of time deposit accounts and the addition of $20 million in municipal jumbo CD deposits. We received those municipal jumbo CDs due to the establishment of an enhanced banking development district at our newest branch in Rosebank in 2006. The rates we paid on those municipal accounts increased as market interest rates increased.

         Our average cost of funds increased from 1.56% to 2.47% between the periods because of the increase in the cost of time and money market deposits and the shift in favor of time deposits, which are our highest cost deposit category. In addition, average non-interest bearing checking accounts decreased as a percentage of total deposits from 37.1% in 2005 to 35.6% in 2006.

         Net Interest Income Before Provision for Loan Losses. Net interest income before the provision for loan losses was $9,868,575 for the year ended December 31, 2006, an increase of $554,414, or 6.0% over the $9,314,161 we had for the year ended December 31, 2005. The increase was driven primarily by the increase in the yield on average interest-earning assets, partially offset by the increase in the cost of funds due to the higher market rates. Average interest earning assets decreased $1,842,260, or 0.9% in 2006. Our interest rate spread increased 2 basis points from 3.96% at December 31, 2005 to 3.98% at December 31, 2006, principally for the following reasons:

     o An increase in prevailing interest rates caused a substantial increase of 93 basis points in the yield on average interest earning assets;
     o This positive effect was substantially offset by the increase in the cost of our money market and time deposits; and
     o Our customers appear to continue their deposit preferences towards higher cost time deposits as the increase in interest rates made those deposits more attractive.

Our net interest margin, which takes into account the effect of non-interest bearing funding sources such as checking accounts and capital, increased 32 basis points from 2005 to 2006. This increase occurred because zero cost funding sources become more valuable as rising interest rates allow the funds to be invested at higher yields. The increase in yields on assets funded by non-interest bearing deposits and capital outweighed the negative effects of a $5,784,285, or 7.7%, decline in the average balance of checking accounts from $74,654,567 in 2005 to $68,870,282 in 2006.

         The prime rate, which is the index used to adjust interest rates on many of our loans, was 8.25% at the end of 2006, as compared to 7.25% at the end of 2005. Although these loans primarily have interest rates with a margin of 100 to 150 basis points above the prime rate, many have interest rate floors so that the rates on the loans cannot decline below 7.00% to 7.50%. As a result of the prime rate increase, the index plus the margin exceeded the floors on these loans in 2006, so our yields on these loans adjusted with increases in the prime rate. As a result, we had higher loan yields in 2006 than we had in 2005. If the prime rate falls, these loans will start to re-price downwards along with prime until rates reach the interest rate floors. Conversely, if the prime rate rises, these loans will re-price upward with prime.

         Provision for Loan Losses. In 2006, we recorded a $65,000 credit to the provision for loan losses, compared to a credit to the provision for loan losses of $60,000 for the year ended December 31, 2005. The $5,000 increase in the credit in the provision was primarily due to a decrease in the loan portfolio, partially offset by a moderate increase in loan delinquencies. If we are able to implement successfully our plan to increase our loan portfolio to increase average asset yields, that may also require an increase in the provision for loan losses.

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

         Although management uses available information to assess the appropriateness of the allowance on a quarterly basis in consultation with outside advisors and the board of directors, changes in national or local economic conditions, the circumstances of individual borrowers, or other factors, may change, increasing the level of problem loans and requiring an increase in the level of the allowance. The allowance for loan losses represented 1.70% of total loans at December 31, 2006, but there can be no assurance that a higher level, or a higher provision for loan losses, will not be necessary in the future.

         Non-interest Income. Non-interest income was $1,941,158 for the year ended December 31, 2006, compared to $2,117,640 during the same period last year. The $176,482, or 8.3%, decrease was caused primarily by a $160,993 decrease in net rental income, as the Bank received a one-time payment of $119,000 in 2005 from a tenant that opted to terminate its sub-lease for premises leased by the Bank and the vacancy of that space continued until late 2006.

         Service fees on deposit accounts declined from 2005 to 2006 as the volume of deposit account transactions generating fee income declined. The increase in time deposit accounts, which tend not to generate fee income, and the overall decrease in average deposits lowered service fees on deposit accounts by $100,071 when comparing 2006 against 2005. Most of the decline during 2006 was in the non-interest bearing checking account category, which is the account type that tends to generate the highest level of service fees.

         Non-interest Expense. Non-interest expense was $7,108,866 for the year ended December 31, 2006, compared to $6,684,898 for the year ended December 31, 2005, an increase of $423,968 or 6.3%. The principal causes of the increase were:

     o $124,875 increase in occupancy expenses as our fifth branch in Rosebank opened in April 2006 and we also had pre-opening occupancy expenses associated with our new main office in Great Kills;
     o $40,081 in higher salary and benefits costs due to normal salary increases and higher benefit costs, which were partially offset by a $90,927 reduction in SAR expense due to the reduction in the Company's stock price from year-end 2006 from 2005;
     o $132,155 in higher legal expenses incurred in connection with a number of pending lawsuits involving a former customer of the Bank;

     o $54,900 in higher directors fees as per meeting fees and fixed board fees increased; and
     o $57,331 more of "supplies and service expenses," reflecting the effects of branch expansion and the increased costs of service providers.

         Income Tax Expense. Income tax expense was $2,220,274 for the year ended December 31, 2006, compared to income tax expense of $2,239,474 for the year ended December 31, 2005, due to the $41,031 decrease in income before income taxes for the year ended December 31, 2006. Our effective tax rate remained the same for 2006 and 2005 at 46.6%.

      Changes in Financial Condition

           Our total assets were $211,884,759 at December 31, 2006, a decrease of $3,890,953, or 1.8%, since December 31, 2005. The decline resulted from a need to fund a decline in deposits, principally interest bearing checking and savings accounts. We funded the decline in deposits primarily with cash flows from overnight funds. The total decrease in assets can be categorized as follows.

     o   A $5,961,078 decrease in cash and equivalents; and
     o   A  $7,508,954 decrease in net loans receivable
     o Partially offset by a $7,747,318 increase in investment securities available for sale as management reinvested principal paydowns on loans.

         In addition, we also experienced changes in other asset categories due to normal fluctuations in operations.

         Our deposits (including escrow deposits) were $186,683,150 at December 31, 2006, a decrease of $6,568,009, or 3.4%, from December 31, 2005. The decrease in deposits included a $3,638,287 decrease in NOW accounts and a $2,282,525 decrease in savings accounts and a $1,818,233 decrease in money market accounts, partially offset by a $673,065 increase in demand deposit accounts and a $497,971 increase in time deposits. The increase in time deposits was primarily due to increases in municipal time deposits, including a $10 million deposit from the City of New York and a $10 million deposit from the State of New York, into our Rosebank branch, under New York State and New York City's new enhanced Bank Development District deposit program. This increase was partially offset by the reduction of jumbo CDs due primarily to the maturity of section 1031 exchange CDs as the aggregate dollar and volume of 1031 exchange accounts decreased in 2006.

         Total stockholders' equity was $17,740,297 at December 31, 2006, an increase of $2,923,952 from December 31, 2005. The increase reflected net income of $2,545,593 for the year ended December 31, 2006, increased by a reduction of $169,078 in Unearned ESOP shares reflecting the effect of the gradual payment of the loan we made to fund the ESOP's purchase of our stock The unrealized loss on securities available for sale decreased by $44,249 in 2006. The unrealized loss is excluded from the calculation of regulatory capital. Management does not anticipate selling securities in this portfolio, but changes in market interest rates or in the demand for funds may change management's plans with respect to the securities portfolio. If there is a material increase in interest rates, the market value of the available for sale portfolio may decline. Management believes that the principal and interest payments on this portfolio, combined with the existing liquidity, will be sufficient to fund loan growth and potential deposit outflow.

         The change in stockholders' equity also included a decrease of $75,535 in additional paid in capital due to reclassification of $114,615 representing the Employee Stock Ownership Plan Repurchase Obligation, partially offset by the $46,232 increase due to the exercise of options to purchase 3,750 shares of common stock and a decrease in unearned ESOP shares of $169,078 reflecting the effect of the gradual payment of the loan we made to fund the ESOP's purchase of our stock.

         VSB Bancorp, Inc. satisfied all capital ratio requirements of the Federal Reserve at December 31, 2006, with a Tier I Leverage Capital ratio of 10.98%, a ratio of Tier I Capital to Risk-Weighted Assets ratio of 25.47%, and a Total Capital to Risk-Weighted Assets ratio of 26.66%.

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

         Upon implementation, the ESOP purchased 92,900 shares of our common stock out of our authorized but unissued shares, which initially had no net effect on capital on the purchase date. The purchase price was $18.20 per share, the fair market value at that time, for a total purchase price of $1.7 million. As payments are made to reduce the ESOP loan, stock is released from the security interest for the loan, resulting in an increase in capital equal to the market value of the ESOP stock as it is released. However, under federal law regarding employee stock ownership plans, since our stock is not considered to be "readily tradable on an established market," employees who receive a distribution of stock from the ESOP upon termination of employment have the right to require that we repurchase the stock at fair value. We reflect this contingent repurchase obligation on our balance sheet as a reclassification of additional paid in capital of $399,026 to mezzanine capital, based upon our quoted price on December 31, 2006, but the amount still qualifies as capital for regulatory purposes. Employees are not permitted to make contributions to the ESOP.

Liquidity and Capital Resources

         Our primary sources of funds are increases in deposits and proceeds from the repayment of investment securities. We use these funds principally to purchase new investment securities and to fund increases in our loan portfolio.

         For the year ended December 31, 2006, we had a net decrease in total deposits of $6,568,009 as a result of a $3,638,287 decline in NOW accounts, a $2,282,525 decline in savings accounts and a $1,818,233 decline in money market accounts, partially offset by a $673,065 increase in demand deposits. We received proceeds from repayment of investment securities of $21,538,473, which we used to fund the deposit outflow, net loan reduction of $7,904,764 and the purchase of $29,218,233 of investment securities. These deposits also tend to decline in a rising rate environment, as customers have a greater incentive to place their funds into higher interest-bearing accounts. The decrease in deposits was partially offset by the increase in municipal time deposits due to $10 million from the City of New York and $10 million from the State of New York, into our Rosebank branch, under New York State and New York City's new enhanced Bank Development District deposit program.

         In contrast, for the year ended December 31, 2005, we had a net decrease in total deposits of $22,172,314 as a result of a $35,430,119 decline in demand deposit accounts, partially offset by a $13,260,766 increase in time deposits. We received proceeds from repayment of investment securities of $28,371,189, which we used to fund the deposit outflow, net loan growth of $6,043,442 and the purchase of $7,776,706 of investment securities. The decrease in deposits was primarily attributable to a decline in real estate activity in our community, which resulted in a reduction in demand deposits created in connection with pending real estate and mortgage loan transactions, as well as our termination of our relationship with a customer in the real estate settlement business. Demand deposits also tend to decline in a rising rate environment, as customers have a greater incentive to place their funds in interest-bearing accounts.

         In 2006, we experienced a net decline of $5,961,078 in cash and equivalents because of our strategy to invest available cash in investments as opposed to lower yielding overnight deposits and to fund the deposit outflow. Total cash and equivalents at December 31, 2006 were $25,363,069.

         During 2005, we experienced a net decline of $4,334,926 in cash and equivalents because we needed to fund the outflow of deposits. Total cash and equivalents at December 31, 2005 were $31,324,147.

The following table sets forth our contractual obligations and commitments for future lease payments, time deposit maturities and loan commitments.

Contractual Obligations and Commitments at December 31, 2006

Contractual Obligations                                             Payment due by Period
                                           ------------------------------------------------------------------------

                                             Less than    One to three   Four to five      After       Total Amounts
                                             One Year         years          years       five years      committed
                                           ------------   ------------   ------------   ------------   ------------
Minimum annual rental  payments under
      non-cancelable operating leases      $    420,856   $    793,156   $    818,018   $  2,637,308   $  4,669,338
Remaining contractual maturities of time
      deposits                               65,081,349      1,224,226      1,923,669             --     68,229,244
                                           ------------   ------------   ------------   ------------   ------------
 Total contractual cash obligations        $ 65,502,205   $  2,017,382   $  2,741,687   $  2,637,308   $ 72,898,582
                                           ============   ============   ============   ============   ============


Other commitments                                         Amount of commitment Expiration by Period
                                           ------------------------------------------------------------------------

                                             Less than    One to three   Four to five      After       Total Amounts
                                             One Year         years          years       five years      committed
                                           ------------   ------------   ------------   ------------   ------------

                                           ------------   ------------   ------------   ------------   ------------
 Loan commitments                          $ 24,395,991   $  4,296,448   $    375,000   $         --   $ 29,067,439
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

                                     PART II

Item 7.

The company's financial statements appear on the following pages:

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



Report of Independent Registered Public Accounting Firm ..............................................F-1

Consolidated Statements of Financial Condition as of December 31, 2006 and 2005.......................F-2

Consolidated Statements of Earnings for the Years Ended December 31, 2006 and 2005....................F-3

Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2006 and 2005........F-4

Consolidated Statements of Cash Flows for the Years Ended December 31, 2006 and 2005..................F-5

Notes to Consolidated Financial Statements............................................................F-6

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Stockholders
VSB Bancorp, Inc.
Staten Island, New York


We have audited the accompanying consolidated statements of financial condition of VSB Bancorp, Inc. as of December 31, 2006 and 2005 and the related consolidated statement of earnings, stockholders' equity and comprehensive income and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material results, the financial position of VSB Bancorp, Inc. as of December 31, 2006 and 2005 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements" and accordingly adjusted assets and liabilities at the beginning of 2006 with an offsetting adjustment to the opening balance of retained earnings.


                                            /s/ Crowe Chizek and Company LLC

Livingston, New Jersey
March 16, 2007

VSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 2006 AND 2005
--------------------------------------------------------------------------------

ASSETS                                                              2006             2005
                                                               -------------    -------------

Cash and cash equivalents                                      $  25,363,069    $  31,324,147
Investment securities, available for sale                        113,770,611      106,023,293
Loans receivable (net of allowance for loan losses
    of $1,128,824 and $1,153,298, respectively)                   65,281,853       72,790,807
Accrued interest receivable                                          805,681          728,627
Premises and equipment, net                                        1,554,363        1,441,087
Prepaid and other assets                                           3,078,535        1,169,556
Deferred income taxes, net                                         2,030,647        2,298,195
                                                               -------------    -------------

                                Total assets                   $ 211,884,759    $ 215,775,712
                                                               =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits
    Non-interest bearing                                       $  67,632,645    $  66,959,580
    Interest bearing                                             119,050,505      126,291,579
Subordinated Debt                                                  5,155,000        5,155,000
Accounts payable, accrued expenses and other liabilities           2,306,312        2,553,208
                                                               -------------    -------------

                             Total liabilities                   194,144,462      200,959,367
                                                               -------------    -------------

Employee Stock Ownership Plan Repurchase Obligation                  399,026          284,411

STOCKHOLDERS' EQUITY
Common stock ($.0001 par value, 3,000,000 shares authorized,
 1,891,759 issued and outstanding at December 31, 2006;
 1,509,822 issued and outstanding at December 31, 2005)                  189              151
Additional paid-in capital                                         8,667,665        8,743,200
Retained earnings                                                 11,293,200        8,621,693
Unearned Employee Stock Ownership Plan shares                     (1,239,905)      (1,408,983)
Accumulated other comprehensive loss, net of taxes
  of $1,203,679 and $1,242,278, respectively                      (1,379,878)      (1,424,127)
                                                               -------------    -------------

                         Total stockholders' equity               17,341,271       14,531,934
                                                               -------------    -------------

                 Total liabilities and stockholders' equity    $ 211,884,759    $ 215,775,712
                                                               =============    =============

See notes to consolidated financial statements.

VSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF EARNINGS FOR THE YEARS ENDED DECEMBER 31,
2006 AND 2005
--------------------------------------------------------------------------------
                                                       2006            2005
                                                   ------------    ------------

INTEREST INCOME:
     Loans receivable                              $  6,985,200    $  5,828,338
     Investment securities                            5,201,089       4,870,635
     Other interest income                              887,663         585,512
                                                   ------------    ------------
             Total interest income                   13,073,952      11,284,485

INTEREST EXPENSE:
     Deposits                                         2,848,106       1,614,165
     Federal Home Loan Bank advances                      1,112              --
     Subordinated Debt                                  356,159         356,159
                                                   ------------    ------------
             Total interest expense                   3,205,377       1,970,324

             Net interest income                      9,868,575       9,314,161

PROVISION CREDIT FOR LOAN LOSSES                        (65,000)        (60,000)
                                                   ------------    ------------

             Net interest income after
               provision credit for loan losses       9,933,575       9,374,161
                                                   ------------    ------------

NON-INTEREST INCOME:
     Deposit service fees                             1,585,127       1,685,198
     Other income                                       356,031         432,442
                                                   ------------    ------------
             Total non-interest income                1,941,158       2,117,640
                                                   ------------    ------------

NON-INTEREST EXPENSES:
     Salaries and employee benefits                   3,820,566       3,780,485
     Occupancy and equipment                          1,101,824         976,949
     Data processing service fees                       259,592         241,396
     Legal fees                                         305,333         173,178
     Professional fees                                  161,000         222,000
     Director fees                                      221,950         167,050
     Supplies and service                               344,983         287,652
     Checkbook charges                                  185,131         156,115
     Other                                              708,487         680,073
                                                   ------------    ------------
             Total non-interest expenses              7,108,866       6,684,898
                                                   ------------    ------------

INCOME BEFORE INCOME TAXES                            4,765,867       4,806,903
                                                   ------------    ------------

PROVISION FOR  INCOME TAXES:
     Current                                          2,101,161       2,238,114
     Deferred                                           119,113           1,360
                                                   ------------    ------------

             Total income taxes                       2,220,274       2,239,474
                                                   ------------    ------------

NET INCOME                                         $  2,545,593    $  2,567,429
                                                   ============    ============

Earnings per share:
Basic                                              $       1.40    $       1.42
                                                   ============    ============
Diluted                                            $       1.36    $       1.38
                                                   ============    ============
Comprehensive income                               $  2,589,842    $  1,608,347
                                                   ============    ============

See notes to consolidated financial statements.

VSB BANCORP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME FOR
THE YEARS ENDED DECEMBER 31, 2006 AND 2005
--------------------------------------------------------------------------------

                                                                                                        Accumulated
                                 Number of                  Additional                    Unearned         Other         Total
                                  Common        Common       Paid-in        Retained        ESOP       Comprehensive  Stockholders'
                                  Shares        Stock        Capital        Earnings       Shares          Loss          Equity
                               ------------  ------------  ------------   ------------  ------------   ------------   ------------
Balance at January 1, 2005        1,505,022  $        150  $  8,818,313   $  6,054,264  $ (1,578,061)  $   (465,045)  $ 12,829,621

Exercise of stock option
    including tax benefit             4,800             1        63,731                                                     63,732
Amortization of earned portion
    of ESOP common stock                                                                     169,078                       169,078
Amortization of excess fair
    value of cost - ESOP                                         18,742                                                     18,742
Transfer to ESOP repuchase
   obligation                                                  (157,586)                                                  (157,586)
Comprehensive income:
  Net income                                                                 2,567,429                                   2,567,429
  Other comprehensive
   income, net:
    Change in unrealized
    loss on securities
    available for sale,
    net of tax effects                   --            --            --             --            --       (959,082)      (959,082)
                               ------------  ------------  ------------   ------------  ------------   ------------   ------------
Total comprehensive income                                                                                               1,608,347

Balance at December 31, 2005      1,509,822           151     8,743,200      8,621,693    (1,408,983)    (1,424,127)    14,531,934
                               ------------  ------------  ------------   ------------  ------------   ------------   ------------

Recast due to the adoption
   of SEC SAB 108                        --            --            --        125,914            --             --        125,914
                               ------------  ------------  ------------   ------------  ------------   ------------   ------------

Balance at January 1, 2006        1,509,822           151     8,743,200      8,747,607    (1,408,983)    (1,424,127)    14,657,848
                               ------------  ------------  ------------   ------------  ------------   ------------   ------------

Exercise of stock option,
    including tax benefit             3,750                      46,232                                                     46,232
Amortization of earned
    portion of ESOP common
    stock                                                                                    169,078                       169,078
5 for 4 stock split and
    purchase of fractional
    shares                          378,187            38          (367)                                                      (329)
Amortization of deficit fair
    value of cost - ESOP                                         (6,785)                                                    (6,785)
Transfer to ESOP repuchase
   obligation                                                  (114,615)                                                  (114,615)
Comprehensive income:
  Net income                                                                 2,545,593                                   2,545,593
  Other comprehensive
   income, net:
    Change in unrealized
    gain on securities
    available for sale,
    net of tax effects                   --            --            --             --            --         44,249         44,249
                               ------------  ------------  ------------   ------------  ------------   ------------   ------------
Total comprehensive income                                                                                               2,589,842

Balance at December 31, 2006      1,891,759  $        189  $  8,667,665   $ 11,293,200  $ (1,239,905)  $ (1,379,878)  $ 17,341,271
                               ============  ============  ============   ============  ============   ============   ============

See notes to consolidated financial statements.

VSB BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31,
2006 and 2005
--------------------------------------------------------------------------------

                                                                       2006            2005
                                                                   ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                      $  2,545,593    $  2,567,429
   Adjustments to reconcile net income to net cash
      provided by operating activities:
       Depreciation and amortization                                    446,588         449,777
       Accretion of discount, net amortization of premium              (315,520)       (177,651)
       ESOP compensation expense                                        162,293         187,820
       Credit  provision for loan losses                                (65,000)        (60,000)
       Gain  loss on the sale of other assets                                --          (4,500)
   Changes in operating assets and liabilities:
      Increase in prepaid and other assets                           (1,908,979)       (449,886)
      (Increase)/decrease  in accrued interest receivable               (77,054)         16,741
      Decrease  in deferred income taxes                                228,949           1,360
     (Decrease)/increase in accrued expenses, income tax payable
        and other liabilities                                          (120,982)        403,660
                                                                   ------------    ------------
          Net cash provided by operating activities                     895,888       2,934,750
                                                                   ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net decrease / (increase) in loans receivable                      7,904,764      (5,686,497)
   Proceeds from repayments and calls of investment securities,
     available for sale                                              21,538,473      28,371,189
   Purchase of investment securities, available for sale            (29,218,233)     (7,776,706)
   Purchases of premises and equipment, net                            (559,864)        (69,080)
                                                                   ------------    ------------
          Net cash (used in)/provided by  investing activities         (334,860)     14,838,906
                                                                   ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net decrease in deposits                                          (6,568,009)    (22,172,314)
   Exercise of stock options                                             46,232          63,732
   Purchase of fractional shares, 5 for 4 split                            (329)             --
                                                                   ------------    ------------
          Net cash used in financing activities                      (6,522,106)    (22,108,582)
                                                                   ------------    ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                            (5,961,078)     (4,334,926)

CASH AND CASH EQUIVALENTS,
   BEGINNING OF YEAR                                                 31,324,147      35,659,073
                                                                   ------------    ------------

CASH AND CASH EQUIVALENTS,
   END OF YEAR                                                     $ 25,363,069    $ 31,324,147
                                                                   ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH
   FLOW INFORMATION:
   Cash paid during the period for:
     Interest                                                      $  2,900,877    $  2,176,292
                                                                   ============    ============
     Income taxes                                                  $  2,173,620    $  2,500,378
                                                                   ============    ============

See notes to consolidated financial statements.

VSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2006 and 2005
--------------------------------------------------------------------------------

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

      Cash and Cash Equivalents - Cash and cash equivalents consists of cash on hand, due from banks and interest-bearing deposits. Net cash flows are reported for customer loan and deposit transactions and interest-bearing deposits. Regulation D of the Board of Governors of the Federal Reserve system requires that Victory State Bank maintain non-interest-bearing deposits or cash on hand as reserves against its demand deposits. The amount of reserves which Victory State Bank is required to maintain depends upon its level of transaction accounts. During the fourteen day period from December 21, 2006 through January 3, 2007, Victory State Bank was required to maintain reserves, after deducting vault cash, of $3,583,000. Reserves are required to be maintained on a fourteen day basis, so, from time to time, Victory State Bank may use available cash reserves on a day to day basis, so long as the fourteen day average reserves satisfy Regulation D requirements. Victory State Bank is required to report transaction account levels to the Federal Reserve on a weekly basis.

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

      The Company has a policy that all loans 90 days past due are placed on non-accrual status. It is the Company's policy to cease the accrual of interest on loans to borrowers past due less than 90 days where a probable loss is estimated and to reverse out of income all interest that is due. The Company applies payments received on non-accrual loans to the outstanding principal balance due before applying any amount to interest, until the loan is restored to an accruing status. On a limited basis, the Company may apply a payment to interest on a non-accrual loan if there is no impairment or no estimatible loss on this asset. The Company continues to accrue interest on construction loans that are 90 days past contractual maturity date if the loan is expected to be paid in full in the next 60 days and all interest is paid up to date.

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

      Basic and Diluted Net Income Per Common Share - Basic net income per share of common stock is based on 1,818,646 shares and 1,802,486 shares, the weighted average number of common shares outstanding for the years ended December 31, 2006 and 2005, respectively. Diluted net income per share of common stock is based on 1,867,214 and 1,860,130, the weighted average number of common shares and potentially dilutive common shares outstanding for the years ended December 31, 2006 and 2005, respectively. The weighted average number of potentially dilutive common shares excluded in calculating diluted net income per common share due to the anti-dilutive effect is 69,193 and 57,644 shares for the years ended December 31, 2006 and 2005, respectively. Common stock equivalents were calculated using the treasury stock method. All per share data throughout this report has been adjusted to reflect, retroactively, a 5-for-4 stock split, in the form of a 25% stock dividend that was declared by the Board of Directors to stockholders of record on May 3, 2006.

      The reconciliation of the numerators and the denominators of the basic and diluted per share computations for the years ended December 31, are as follows:

                                                2006                                         2005
                            ------------------------------------------   ------------------------------------------
                                            Weighted                                     Weighted
                                Net          Average       Per Share         Net          Average        Per Share
                               Income        Shares          Amount         Income        Shares          Amount
                            ------------   ------------   ------------   ------------   ------------   ------------
Basic earnings per
  common share
--------------------------
Net income available to
 common stockholders        $  2,545,593      1,818,646   $       1.40   $  2,567,429      1,802,486   $       1.42
                                                          ============                                 ============

Effect of dilutive shares
--------------------------
  Weighted average
    shares, if converted                         48,568                                       57,644
                                           ------------                                 ------------

Diluted earnings per
  common share
--------------------------
Net income available to
 common stockholders        $  2,545,593      1,867,214   $       1.36   $  2,567,429      1,860,130   $       1.38
                            ============   ============   ============   ============   ============   ============


      Stock Based Compensation - FAS 123, Revised, requires companies to record compensation expense for stock options provided to employees in return for employment service. The cost is measured at the fair value of the options when granted, and this cost is expensed over the employment service period, which is normally the vesting period of the options. This applies to awards granted or modified in fiscal years beginning in 2006. Compensation cost will also be recorded for prior option grants that vest after the date of adoption. The effect on result of operations will depend on the level of future option grants and the calculation of the fair value of the options granted at such future date, as well as the vesting periods provided, and so cannot currently be predicted. In December 2005, the Board authorized the acceleration of the vesting of all outstanding stock options issued to both employees and directors. The decision to accelerate the vesting of these options, which the Company believes is in the best interest of its stockholders, was made primarily to reduce non-cash compensation expense, approximately $169,000 of future compensation expense, net of taxes, that would have been recorded in its income statement in future periods upon the adoption of Financial Accounting Standards Board Statement No. 123R (Share-Based Payment) in January 2006.

If compensation cost for awards had been measured based on the fair value of the stock options awarded at the grant dates, net income and basic and diluted earnings per common share would have been reduced to the pro-forma amounts on the table below for the year ended December 31, 2005:

                                                                2005
                                                          --------------

Net Income
     As reported                                          $    2,567,429
     Less: Total stock-based compensation expense
     determined under the fair value method for
     all awards, net of related tax effects                      218,887
                                                          --------------

Pro-forma                                                 $    2,348,542
                                                          ==============

                                                                2005
                                                          --------------

Basic earnings per common share
     As reported                                          $         1.42
     Less: Total stock-based compensation expense
     determined under the fair value method for
     all awards, net of related tax effects                         0.12
                                                          --------------

Pro-forma                                                 $         1.30
                                                          ==============

                                                                2005
                                                          --------------

Diluted earnings per common share
     As reported                                          $         1.38
     Less: Total stock-based compensation expense
     determined under the fair value method for
     all awards, net of related tax effects                         0.12
                                                          --------------

Pro-forma                                                 $         1.26
                                                          ==============

      No stock options were awarded in 2006.

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

      Recently-Issued Accounting Standards - In September 2006, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108), which is effective for fiscal years ending on or after November 15, 2006. SAB 108 provides guidance on how the effects of prior-year uncorrected financial statement misstatements should be considered in quantifying a current year misstatement. SAB 108 requires public companies to quantify misstatements using both an income statement (rollover) and balance sheet (iron curtain) approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that had been previously considered immaterial now are considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered. Adjustments considered immaterial in prior years under the method previously used, but now considered material under the dual approach required by SAB 108, are to be recorded upon initial adoption of SAB
108. The amount so recorded is shown as a cumulative effect adjustment is recorded in opening retained earnings as of January 1, 2006 for various accrued expenses that accumulated through 2005. Included in this cumulative effect adjustment are the following items and amounts: a decrease in accrued expenses of $235,749 and a decrease in deferred taxes of $109,835 which resulted in a $125,914 increase in retained earnings.

      In June 2006, Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. ("FIN") 48, Accounting for Uncertainty in Income Taxes. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material effect on the Company's financial statements.

      In February 2006, FASB issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Instruments. This standard amended the guidance in FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Statement 155 permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and clarifies which interest-only and principal-only strips are not subject to the requirements of Statement 133. Statement 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The adoption of this standard did not have a material impact on the Company's financial statements.

      In March 2006, FASB issued Statement No. 156, Accounting for Servicing of Financial Assets - An Amendment of FASB Statement No. 140. This standard amends the guidance in Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities with respect to the accounting for separately recognized servicing assets and servicing liabilities. Among other requirements, Statement 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations, including a transfer of the servicing loans that meets the requirements for sale accounting. Statement 156 is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006. The adoption of this standard did not have a material impact on the Company's financial statements.

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


3.   INVESTMENT SECURITIES, AVAILABLE FOR SALE

      The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income/(loss) were as follows at December 31, 2006 and 2005:

                                                      December 31, 2006
                                      -------------------------------------------------
                                        Estimated          Gross             Gross
                                          Fair           Unrealized        Unrealized
                                          Value            Gains             Losses
                                      --------------   --------------    --------------
US Government Agency                  $    8,443,906   $           --    $      (56,094)
FNMA MBS                                   7,397,799               --          (209,609)
FHLMC MBS                                    229,625              639                --
GNMA MBS                                   2,171,125               --           (93,436)
Whole Loan MBS                             3,453,363               --          (101,420)
Collateralized mortgage obligations       92,074,793           11,247        (2,134,884)
                                      --------------   --------------    --------------
                                      $  113,770,611   $       11,886    $   (2,595,443)
                                      ==============   ==============    ==============

                                                      December 31, 2005
                                      -------------------------------------------------
                                        Estimated          Gross             Gross
                                          Fair           Unrealized        Unrealized
                                          Value            Gains             Losses
                                      --------------   --------------    --------------

US Government Agency                  $    8,390,156   $           --    $     (109,844)
FNMA MBS                                   9,067,796              169          (281,234)
FHLMC MBS                                    320,258              325            (1,180)
GNMA MBS                                   2,627,459               --           (91,373)
Whole Loan MBS                             4,051,823               --           (84,060)
Collateralized mortgage obligations       81,565,801           29,588        (2,128,796)
                                      --------------   --------------    --------------
                                      $  106,023,293   $       30,082    $   (2,696,487)
                                      ==============   ==============    ==============

      The tax benefits related to these net unrealized gains and losses were $1,203,679 and $1,242,278 at December 31, 2006 and 2005, respectively.

      The following table shows the gross unrealized losses and estimated fair value of the Company's investments, aggregated by investment category and length of time that an individual security has been in the continuous unrealized loss position at December 31, 2006 and 2005:

December 31, 2006                Less than 12 months                  More than 12 months                       Total
                           --------------------------------------------------------------------------------------------------------

                               Fair            Unrealized          Fair            Unrealized          Fair            Unrealized
                               Value              Loss             Value              Loss             Value              Loss
                           --------------    --------------    --------------    --------------    --------------    --------------
US Government Agency       $           --    $           --    $    8,443,906    $      (56,094)   $    8,443,906    $      (56,094)
FHLMC MBS                              --                --                --                --                --                --
FNMA MBS                               --                --         7,397,799          (209,609)        7,397,799          (209,609)
GNMA MBS                               --                --         2,171,125           (93,436)        2,171,125           (93,436)
Whole Loan MBS                         --                --         3,453,363          (101,420)        3,453,363          (101,420)
Collateralized mortgage
  obligations                  17,478,801           (72,510)       68,742,470        (2,062,374)       86,221,271        (2,134,884)
                           --------------    --------------    --------------    --------------    --------------    --------------
                           $   17,478,801    $      (72,510)   $   90,208,663    $   (2,522,933)   $  107,687,464    $   (2,595,443)
                           ==============    ==============    ==============    ==============    ==============    ==============


December 31, 2005                Less than 12 months                  More than 12 months                       Total
                           --------------------------------------------------------------------------------------------------------

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

      At December 31, 2006, the unrealized loss on investment securities was caused by interest rate increases. We expect that these securities, at maturity, will not be settled for less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold these securities until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired. At December 31, 2006, there were eleven debt securities with unrealized losses with aggregate depreciation of 5% or more from the Company's amortized cost basis. As the market value decline of these securities is caused by interest rate increases and management has the ability to hold these securities until maturity, or for the foreseeable future, if classified as available for sale, these securities are not deemed to be other-than-temporarily impaired.

      The maturity schedule of all investment securities available for sale at amortized cost and estimated fair values for December 31, 2006 was as follows:

                                                                     Estimated
      Securities, Available for Sale               Amortized           Fair
      Expected Maturity                               Cost             Value
                                                  ------------     ------------

      Less than one year                          $         --     $         --
      Due after one year through                    10,757,421       10,633,321
        five years
      Due after five years through                  13,648,091       13,407,574
        ten years
      Due after ten years                           91,948,656       89,729,716
                                                  ------------     ------------
                                                  $116,354,168     $113,770,611
                                                  ============     ============

      Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

      Securities pledged at year end 2006 and 2005 had a carrying amount of $40,741,668 and $27,725,000, respectively and were pledged to secure public deposits and balances in excess of the deposit insurance limit on certain customer accounts.

4.    LOANS RECEIVABLE, NET

      Loans receivable, net at December 31, 2006 and 2005 are summarized as follows:

                                                            2006            2005
                                                        ------------    ------------
      Commercial loans (principally variable rate):
        Secured                                         $  1,231,880    $  1,584,484
        Unsecured                                         10,882,002      11,078,101
                                                        ------------    ------------
          Total commercial loans                          12,113,882      12,662,585

      Real estate loans:
        Commercial                                        33,215,627      29,794,108
        One-to-four family                                   165,801         298,779
                                                        ------------    ------------
          Total real estate loans                         33,381,428      30,092,887

      Construction loans (net of undisbursed funds of
      $5,723,134 and $10,160,576, respectively)           19,377,797      29,611,346

      Consumer loans                                         826,528       1,477,366
      Other loans                                            974,278         486,009
                                                        ------------    ------------
                                                           1,800,806       1,963,375
                                                        ------------    ------------

      Total loans receivable                              66,673,913      74,330,193

      Less:
      Unearned loans fees, net                              (263,236)       (386,088)
      Allowance for loan losses                           (1,128,824)     (1,153,298)
                                                        ------------    ------------

      Total                                             $ 65,281,853    $ 72,790,807
                                                        ============    ============

    The activity in the allowance for loan losses, for the years ended December 31, 2006 and 2005 are summarized as follows:

                                                2006             2005
                                            ------------     ------------

      Beginning balance                     $  1,153,298     $  1,299,520
      Charge-offs                               (107,803)        (343,701)
      Recoveries                                 148,329          257,479
      (Credit) Provision                         (65,000)         (60,000)
                                            ------------     ------------

      Ending balance                        $  1,128,824     $  1,153,298
                                            ============     ============


      Nonaccrual loans outstanding at December 31, 2006 and 2005 are summarized as follows:

                                                   2006          2005
                                               ------------   ------------
      Nonaccrual loans:
        Unsecured commercial loans             $     20,709   $         --
        Commercial real estate                      188,872      1,022,097
        Construction                                     --        579,000
                                               ------------   ------------

       Total nonaccrual loans                  $    209,581   $  1,601,097
                                               ============   ============

                                                                   2006           2005
                                                               ------------   ------------
      Interest income that would have been recorded during
        the year on nonaccrual loans outstanding at year-end
        in accordance with original terms                      $     12,614   $     64,880
                                                               ============   ============

      The Company's recorded investment in impaired loans at December 31 is as follows:

                                                               2006                             2005
                                                    -----------------------------   -----------------------------

                                                    Investment in      Related      Investment in      Related
                                                      Impaired      Allowance for     Impaired      Allowance for
                                                        Loans        loan losses        Loans        loan losses
                                                    -------------   -------------   -------------   -------------
      Impaired loans
         With a related allowance for loan losses
            Commercial and financial                $      20,709   $       4,142   $          --   $          --
            Commercial real estate                        188,872          33,743       1,022,097         160,171
            Construction                                       --              --         579,000          86,850
                                                    -------------   -------------   -------------   -------------
                                                    $     209,581   $      37,885   $   1,601,097   $     247,021
                                                    =============   =============   =============   =============

      The following table sets forth certain information about impaired loans at December 31:

                                                                                    Investment in
                                                                                    Impaired Loans
                                                                                -----------------------
                                                                                   2006         2005
                                                                                ----------   ----------
      Average recorded investment                                               $  618,904   $  803,971
                                                                                ==========   ==========

      Interest income recognized during time period that loans were impaired,
           using cash-basis method of accounting                                $      454   $   18,667
                                                                                ==========   ==========

      The Company's loan portfolios are primarily comprised of commercial loans made to small businesses and individuals located in the Borough of Staten Island. As of December 31, 2006 and 2005, the Company had no restructured loans.

5.    ACCRUED INTEREST RECEIVABLE

      Accrued interest receivable at December 31, 2006 and 2005 are summarized as follows:

                                                        2006         2005
                                                     ----------   ----------

      Loans receivable                               $  326,338   $  300,178
      Investment securities, available for sale         479,343      428,449
                                                     ----------   ----------

                            Total                    $  805,681   $  728,627
                                                     ==========   ==========

6.    PREMISES AND EQUIPMENT

      Premises and equipment at December 31, 2006 and 2005 are summarized as follows:

                                                           2006            2005
                                                       ------------    ------------
      Leasehold improvements                           $  1,904,831    $  1,822,390
      Computer equipment and software                       422,016         383,156
      Furniture, fixtures and equipment                     767,090         787,949
      Other                                                  26,323          26,323
                                                       ------------    ------------
                                                          3,120,260       3,019,818

      Less accumulated depreciation and amortization     (1,565,897)     (1,578,731)
                                                       ------------    ------------

      Total                                            $  1,554,363    $  1,441,087
                                                       ============    ============

    Depreciation and amortization expense amounted to $446,588 and $449,777 for the years ended December 31, 2006 and 2005, respectively.

    At December 31, 2006, the Company was obligated under six non-cancelable operating leases on property used for banking purposes. Rental expense under these leases was $513,011 and $363,477 for the years ended December 31, 2006 and 2005, respectively.

    The projected minimum rental payments under the terms of the leases at December 31, 2006 are summarized as follows:

                        Year Ending
                        December 31,                       Amount
                     -------------------              ---------------

                            2007                      $       420,856
                            2008                              394,093
                            2009                              399,063
                            2010                              404,951
                            2011                              413,067
                         Thereafter                         2,637,308
                                                      ---------------

                           Total                      $     4,669,338
                                                      ===============

7.    PREPAID AND OTHER ASSETS

      Prepaid and other assets at December 31, 2006 and 2005 are summarized as follows:

                                                         2006           2005
                                                     ------------   ------------

      Accounts receivable and other assets           $     73,402   $    267,158
      Construction in progress                          2,142,866             --
      Security deposit receivable                          56,825         57,360
      Prepaid assets                                      216,896        218,706
      Equity securities, primarily FHLB stock             290,600        337,600
      Investment in unconsolidated subsidiary             155,000        155,000
      Subordinated debt related placement cost             47,263         75,763
      Income tax receivable                                39,217             --
      Late charges receivable                              56,466         57,969
                                                     ------------   ------------

                                                     $  3,078,535   $  1,169,556
                                                     ============   ============

8.    DEPOSITS

      Deposits are summarized, according to their original terms, at December 31, 2006 and 2005 as follows:

                                                2006                                           2005
                             -------------------------------------------    -------------------------------------------
                                                              Weighted                                       Weighted
                                                              Average                                        Average
                                Amount         Percent      Stated Rate        Amount         Percent      Stated Rate
                             ------------   ------------    ------------    ------------   ------------    ------------
Checking                     $ 67,371,582          36.09%             --%   $ 66,692,436          34.52%             --%
Variable-rate money market     18,359,007           9.83            1.48      20,177,240          10.44            0.81
Statement savings              12,526,485           6.71            0.63      14,809,010           7.66            0.50
Interest-bearing checking      19,935,769          10.68            0.33      23,574,056          12.20            0.33
                             ------------   ------------                    ------------   ------------

                              118,192,843          63.31            0.35     125,252,742          64.82            0.25

Time deposits:
Less than six months           35,590,306          19.06            3.70      39,444,207          20.41            2.51
Six months to one year         28,351,165          15.19            4.27      23,583,453          12.20            3.28
More than one year              4,287,773           2.30            3.96       4,703,613           2.43            3.56
                             ------------   ------------                    ------------   ------------

                               68,229,244          36.55            3.95      67,731,273          35.04            2.85

Other deposits                    261,063           0.14              --         267,144           0.14              --
                             ------------   ------------                    ------------   ------------

Total                        $186,683,150         100.00%           0.82%   $193,251,159         100.00%           0.54%
                             ============   ============    ============    ============   ============    ============


      The aggregate amount of jumbo certificates of deposit with a minimum denomination of $100,000 was approximately $57,177,435 and $56,977,338 at December 31, 2006 and 2005 respectively.

      Scheduled maturities of time deposits at December 31, 2006 are as follows:

                                         Amount         Percent
                                      ------------   ------------

             Within six months        $ 60,947,138          89.33%
             Six months to one year      4,134,211           6.06
             One to five years           3,147,895           4.61
                                      ------------   ------------

                            Total     $ 68,229,244         100.00%
                                      ============   ============


9.    INCOME TAXES

      The Company files consolidated federal, state and local income tax returns on a calendar-year basis. For federal, state and local income tax purposes, the Company uses the specific charge-off method in computing its federal, state and local tax bad debt deduction.

       The basis for the determination of state and local tax is the greater of a tax on entire net income or a tax computed on taxable assets. Federal, state and city income tax provisions were determined based on the tax computed on net income for the years ended December 31, 2006 and 2005.
      The components of the income tax expense/(benefit) for the years ended December 31, 2006 and 2005 are summarized as follows:

                                        2006            2005
                                    ------------    ------------

      Current:
        Federal                     $  1,291,714    $  1,380,322
        State and local                  809,447         857,792
                                    ------------    ------------
                                       2,101,161       2,238,114

      Deferred:
        Federal                           74,152             847
        State and local                   44,961             513
                                    ------------    ------------
                                         119,113           1,360
                                    ------------    ------------
                                    $  2,220,274    $  2,239,474
                                    ============    ============

      The components of the deferred income tax asset, net as of December 31, 2006 and 2005 are summarized as follows:


                                                     2006           2005
                                                 ------------   ------------

      Deferred loan fees                         $    170,064   $    215,337
      Excess book allowance for loan losses           428,310        482,898
      Unrealized loss on investment securities      1,203,679      1,242,278
      Other compensation expense                       75,016        145,009
      Other                                           153,578        212,673
                                                 ------------   ------------

                  Deferred tax asset, net        $  2,030,647   $  2,298,195
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

      The Company's effective tax rates differ from the statutory Federal tax rate for the years ended December 31, 2006 and 2005 and are as follows:

                                               2006                     2005
                                      ----------------------    ----------------------
      Federal income tax provision
        at statutory rates            $  1,620,395      34.0%   $  1,634,347      34.0%
      State and local taxes, net of
        Federal income tax benefit         586,202      12.3         591,249      12.3
      Other                                 13,677       0.3          13,878       0.3
                                      ------------    ------    ------------    ------

                                      $  2,220,274      46.6%   $  2,239,474      46.6%
                                      ============    ======    ============    ======

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

      As of the latest notification from the FDIC, the Bank was classified as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," the Bank must maintain Tier 1 Leverage, Tier 1 Risk-Based and minimum Total Risk-based ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank's category. Management believes, as of December 31, 2006, that the Bank meets all capital adequacy requirements to which it is subject.

      The Bank is subject to certain restrictions on the availability of its undistributed earnings for payment of dividends to stockholders, including prior regulatory approval.

      In accordance with the New York State Banking Law and the New York State Banking Board Regulations, the Bank credits 10% of quarterly net income to regulatory surplus and is required to do so until such time as shareholders' equity is equal to 10% of amounts due to depositors. As of December 31, 2006, regulatory surplus equals 10% of deposits.

      The following table is the Bank's actual capital amounts and ratios, as well as the minimum required levels for both "capital adequacy purposes" and to be considered "well capitalized". No deductions were made for qualitative judgments by regulators:

                                                                                                       To be well-capitalized
                                                                            For capital                under prompt corrective
                                               Actual                    adequacy purposes                action provisions
                                --------------------------------  ------------------------------  ---------------------------------
                                       Amount          Ratio            Amount          Ratio           Amount          Ratio
                                ------------------- ------------  ------------------ -----------  ------------------ --------------
As of December 31, 2006:
  Tier 1 Capital
   (to Average Assets)                $ 23,348,000       10.63%          $8,783,920        4.00%       $ 10,979,900       5.00%
  Tier 1 Capital
   (to Risk Weighted Assets)            23,348,000       24.74            3,775,560        4.00           5,663,340       6.00
  Total Capital
   (to Risk Weighted Assets)            24,477,000       25.93            7,551,120        8.00           9,438,900      10.00

As of December 31, 2005:
  Tier 1 Capital
   (to Average Assets)                $ 20,453,000        9.19%          $8,897,920        4.00%       $ 11,122,400       5.00%
  Tier 1 Capital
   (to Risk Weighted Assets)            20,453,000       19.66            4,162,120        4.00           6,243,180       6.00
  Total Capital
   (to Risk Weighted Assets)            21,606,000       20.76            8,324,240        8.00          10,405,300      10.00

      The Company's consolidated capital ratios as of December 31, 2006 were as follows: Tier 1 Capital to Average Assets of 10.98%; Tier 1 Capital to Risk Weighted Assets of 25.47%; and Total Capital to Risk Weighted Assets of 26.66%, which are not substantially different than the Bank's capital ratios at December 31, 2006 and therefore are not presented separately.

11.   EMPLOYEE BENEFITS

      The Company does not currently maintain a defined contribution benefit plan but sponsors an incentive savings plan (401(k) plan) which started March 1, 1999. All eligible employees, who have reached the age of 21, have at least one year of service and work a minimum of 1,000 hours per year will be permitted to make tax deferred contributions up to certain limits. The Bank may reduce or cease matching contributions if it is determined that the current or accumulated net earnings or undivided profits of the Bank are insufficient to pay the full contributions in a plan year. The Bank contributed $131,442 to the 401(k) plan in 2006 and $120,530 in 2005.

Stock Options
      The Company has granted options pursuant to five different stock option plans. Options to buy stock are granted to directors, officers and employees under the VSB Bancorp, Inc. 2000 Incentive Plan, the 1998 Incentive Plan, the 2004 Directors' Plan, the 2000 Directors' Plan and the 1998 Directors' Plan which, in the aggregate, provide for issue up to 243,750 options. Exercise price is the market price at the date of grant, and compensation expense will be recognized in the income statement in accordance with FAS 123, Revised. The maximum option term is ten years, and the options vesting period is up to five years.

      As of December 31, 2005 the Board accelerated the vesting on all outstanding options so that they became immediately exercisable. By accelerating the vesting of these options, we estimated that approximately $169,000 of future compensation expense, net of taxes, was eliminated. There were no stock option grants in 2006 and 2005.

      The stock option components of the 2000 Incentive Plan, the 1998 Incentive Plan and the 2004 Directors' Plan, the 2000 Directors' Plan and the 1998 Directors' Plan, as of December 31, 2006, and 2005, and changes during the years ended, consist of the following:

                                                          2006                                             2005
                                     ---------------------------------------------    --------------------------------------------
                                                       Weighted                                          Weighted
                                                        Average       Aggregate                           Average       Aggregate
                                                       Exercise       Intrinsc                           Exercise       Intrinsc
                                        Shares           Price          Value            Shares           Price          Value
                                     -------------   ------------  ---------------    -------------   ------------    ------------
Options outstanding                        182,498         $10.31                           189,915         $10.28
 at the beginning of the year

     Granted                                    --             --                                --             --
     Canceled                                   --             --                            (1,417)         15.60
     Exercised                              (4,500)          6.24                            (6,000)          8.14
                                     -------------                                    -------------

Options outstanding
 at the end of the year                    177,998         $10.36        $ 736,911          182,498         $10.31      $1,074,547
                                     =============   ============  ===============    =============   ============    ============

Options exercisable
 at the end of the year                    177,998         $10.36        $ 736,911          182,498         $10.31      $1,074,547
                                     =============   ============  ===============    =============   ============    ============

Weighted average remaining contractual life of
options outstanding at the end of the year              4.7 Years                                        5.6 Years

  All share and per share data throughout this report has been adjusted to reflect, retroactively, a 5 for 4 stock split, in the form of a 25% stock dividend, that was declared by the Board of Directors to stockholders of record on May 3, 2006.

Information related to the stock option plan during each year follows:

                                                             2006        2005
                                                           --------    --------

      Intrinsic value of options exercised                 $ 48,550    $ 63,744
      Cash received from option exercise                   $ 28,062    $ 64,067
      Tax benefit realized from option exercise            $ 18,170    $ 14,955
      Weighted average fair value of options exercised     $   1.48    $   3.34

Described below is the range of exercise prices for options granted under the following option plans:

                                                       Number of            Weighted Average        Weighted Average
      Plan Description                             Exercisable Shares        Exercise Price         Contractual Life
      --------------------------------------       ------------------       ----------------        ----------------
      1998 Director Stock Option Plan                          23,750       $           6.13                    2.11

      1998 Incentive Stock Option Plan                         32,500                   5.76                    2.04

      2000 Director Stock Option Plan                          25,000                   4.39                    3.40

      2000 Incentive Stock Option Plan                         41,748                  10.40                    5.33

      2004 Director Stock Option Plan                          55,000                  17.60                    7.50
                                                   ------------------       ----------------        ----------------

      All Plans                                               177,998       $          10.36                    4.70
                                                   ==================       ================        ================

      All share and per share data throughout this report has been adjusted to reflect, retroactively, a 5 for 4 stock split, in the form of a 25% stock dividend, that was declared by the Board of Directors to stockholders of record on May 3, 2006.

Stock Appreciation Rights

      The Company issued stock appreciation rights ("SARs") to an officer of the Company to advance the interests of the Company and its shareholders by providing this key officer of the Company and its affiliates, upon whose judgment, initiative and efforts were instrumental upon the formation and development of the Company and its affiliates, with an additional incentive to perform in a superior manner. Pursuant to the terms, 31,250 SARs with an exercise price of $4.00 per SAR (as adjusted for prior stock dividends), as determined by the Board of Directors, have been issued. There are no SARs available to be granted and those SARs, which terminate, or are forfeited without being exercised, can not be recycled into new grants. The term of each SAR is determined by the Committee of the Board of Directors and may not exceed ten years after the date of the grant. The SARs vest and are exercisable for the cash value between the Company's stock price less the exercise price. The SARs vest over five years, 40% two years after the grant date and 20% per year after. In 2006, 3,750 SARs were exercised. As of December 31, 2006, of the remaining 17,500 SARs, all 17,500 were granted and all 17,500 were vested or exercisable. The accounting for these instruments is according to FIN 28: "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans," for which compensation expense was $31,000 for the year ended December 31, 2005.

      The Company did not issue any SAR grants in 2006 and 2005.


12. COMMITMENTS, CONTINGENCIES AND FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

      The Company is a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the financing needs of its customers. Such financial instruments primarily include commitments to extend credit.

      A summary of these commitments and contingent liabilities, all of which are variable rate commitments, at December 31:

                                                               2006           2005
                                                           ------------   ------------
                                                              Amount         Amount
                                                           ------------   ------------
      Commitments to fund secured construction loans       $ 18,028,134   $ 10,160,576
      Commitments to fund all other commercial loans         10,719,693     18,638,006
                                                           ------------   ------------
                                                           $ 28,747,827   $ 28,798,582
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

     VSB Bancorp, Inc. is not involved in any pending legal proceedings. The Bank, from time to time, is involved in routine collection proceedings in the ordinary course of business on loans in default. Management believes that such other routine legal proceedings in the aggregate are immaterial to our financial condition or results of operations.

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

         Off-Balance Sheet Items - The estimated fair value of off-balance sheet items, including loan commitments, unused lines of credit and letters of credit are not material and are not included in the fair value table.

      The estimated fair values of the Company's financial instruments at December 31, 2006 and 2005 were as follows:

                                                   2006                         2005
                                       ---------------------------   ---------------------------
                                         Carrying        Fair          Carrying        Fair
                                          Amount         Value          Amount         Value
                                       ------------   ------------   ------------   ------------
Financial Assets:
       Cash and cash equivalents       $ 25,363,069   $ 25,363,069   $ 31,324,147   $ 31,324,147
       Investment securities            113,770,611    113,770,611    106,023,293    106,023,293
       Loans receivable                  65,281,853     68,842,721     72,790,807     72,739,105
       Other financial assets               805,681        805,681        728,627        728,627
                                       ------------   ------------   ------------   ------------

       Total Financial Assets          $205,221,214   $208,782,082   $210,866,874   $210,815,172
                                       ============   ============   ============   ============

Financial Liabilities:
       Non-interest bearing deposits   $ 67,632,645   $ 67,632,645   $ 66,959,580   $ 66,959,580
       Interest bearing deposits        119,050,505    114,973,833    126,291,579    126,313,306
       Trust preferred securities         5,155,000      5,309,537      5,155,000      5,107,565
       Other liabilities                    482,774        482,774        176,063        176,063
                                       ------------   ------------   ------------   ------------

       Total Financial Liabilities     $192,320,924   $188,398,789   $198,582,222   $198,556,514
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

15.   RELATED PARTIES

      In the ordinary course of business, the Bank at times has had loans, and other financial transactions, with its executive officers and directors. At December 31, 2006, the aggregate amount of loans outstanding to directors was $174,754. There were no loans granted to executive officers.

      The change in aggregate amount of loans outstanding to directors as of December 31, 2006 and 2005 are as follows:

                                           2006            2005
                                       ------------    ------------

            Beginning balance          $    239,838    $  1,468,153
            Originations                    301,806         314,377
            Payments                       (366,890)     (1,542,692)
                                       ------------    ------------

            Ending balance             $    174,754    $    239,838
                                       ============    ============


      The interest income that was paid on these loans was $18,766 and $75,530 for 2006 and 2005, respectively. Certain officers and directors own, in the aggregate, 32.8% and 33.2% of the common shares outstanding at December 31, 2006 and 2005, respectively.

16.   CONDENSED FINANCIAL STATEMENTS OF THE PARENT COMPANY ONLY

      VSB BANCORP, INC.

      STATEMENTS OF FINANCIAL CONDITION
      DECEMBER 31, 2006 and 2005
      -----------------------------------------------------------------------------------------------

                                                                             2006            2005
                                                                         ------------    ------------
      ASSETS
      Cash and cash equivalents                                          $         --    $        321
      Money markets                                                           788,045         730,758
      Investment in subsidiaries                                           22,123,004      19,075,629
      Deferred taxes                                                           15,178              --
      Other assets                                                             48,839         242,942
                                                                         ------------    ------------

                                    Total assets                         $ 22,975,066    $ 20,049,650
                                                                         ============    ============

      LIABILITIES AND STOCKHOLDERS' EQUITY

      LIABILITIES:
      Subordinated debt                                                  $  5,155,000    $  5,155,000
      Accounts payable, accrued expenses and other liabilities                 79,769          78,305
                                                                         ------------    ------------

                                  Total liabilities                         5,234,769       5,233,305
                                                                         ------------    ------------

      COMMITMENTS AND CONTINGENT LIABILITIES

      STOCKHOLDERS' EQUITY
      Common stock ($.0001 par value, 3,000,000 shares authorized,
       1,891,759 issued and outstanding at December 31, 2006;
       1,509,822 issued and outstanding at December 31, 2005)                     189             151
      Additional paid-in capital                                            9,066,691       9,027,611
      Retained earnings                                                    11,293,200       8,621,693
      Unearned Employee Stock Ownership Plan shares                        (1,239,905)     (1,408,983)
      Accumulated other comprehensive loss, net of taxes of $1,203,679
       and $1,242,278, respectively                                        (1,379,878)     (1,424,127)
                                                                         ------------    ------------

                             Total stockholders' equity                    17,740,297      14,816,345
                                                                         ------------    ------------

                     Total liabilities and stockholders' equity          $ 22,975,066    $ 20,049,650
                                                                         ============    ============

VSB BANCORP, INC.

STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
--------------------------------------------------------------------------------

                                                       2006            2005
                                                   ------------    ------------
INTEREST INCOME:
     Loans recievable                              $     56,341    $     63,104
     Other interest income                               12,919           7,277
                                                   ------------    ------------
             Total interest income                       69,260          70,381

INTEREST EXPENSE:
     Subordinated debt                                  356,159         356,159
                                                   ------------    ------------
             Total interest expense                     356,159         356,159

                                                   ------------    ------------
             Net interest loss                         (286,899)       (285,778)
                                                   ------------    ------------

NON-INTEREST INCOME:
     Other                                               10,709          10,709
                                                   ------------    ------------
                                                         10,709          10,709

NON-INTEREST EXPENSES:
     Legal fees                                          28,000          48,000
     Other                                               57,239          61,067
                                                   ------------    ------------
             Total non-interest expenses                 85,239         109,067
                                                   ------------    ------------

LOSS BEFORE INCOME TAXES                               (361,429)       (384,136)
                                                   ------------    ------------

PROVISION/(BENEFIT) FROM INCOME TAXES:
     Current                                           (178,477)       (209,669)
     Deferred                                           (16,163)          1,187
                                                   ------------    ------------

             Total income taxes                        (194,640)       (208,482)
                                                   ------------    ------------

EQUITY IN UNDISTRIBUTED EARNINGS, NET OF TAXES        2,712,382       2,743,083
                                                   ------------    ------------

NET INCOME                                         $  2,545,593    $  2,567,429
                                                   ============    ============

      VSB BANCORP, INC.

      STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
      -------------------------------------------------------------------------------------------------

                                                                               2006            2005
                                                                           ------------    ------------
      CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income                                                        $  2,545,593    $  2,567,429
         Adjustments to reconcile net income to net cash
             used in operating activities:
         Changes in operating assets and liabilities:
            ESOP compensation expense                                            (6,785)         18,742
            Undistributed income of subsidiaries                             (2,712,382)     (2,743,083)
            Increase in other assets                                            194,103         108,038
            Increase in deferred income taxes                                   (15,178)            203
           (Decrease)/increase in accrued expenses, income taxes payable
              and other liabilities                                            (163,366)         13,993
                                                                           ------------    ------------
                Net cash used by operating activities                          (158,015)        (34,678)
                                                                           ------------    ------------

      CASH FLOWS FROM INVESTING ACTIVITIES:
         Net increase in loan receivable                                        169,078         169,078
         Net decrease/(increase) in money market deposit                        (57,287)       (199,768)
                                                                           ------------    ------------
                Net cash used in investing activities                           111,791         (30,690)
                                                                           ------------    ------------

      CASH FLOWS FROM FINANCING ACTIVITIES:
         Exercise stock option                                                   46,232          63,732
         5 for 4 stock split and the purchase of fractional shares                 (329)             --
                                                                           ------------    ------------
                Net cash provided by financing activities                        45,903          63,732
                                                                           ------------    ------------

      NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                         (321)         (1,636)

      CASH AND CASH EQUIVALENTS,
         BEGINNING OF YEAR                                                          321           1,957
                                                                           ------------    ------------

      CASH AND CASH EQUIVALENTS,
         END OF YEAR                                                       $         --    $        321
                                                                           ============    ============

      SUPPLEMENTAL DISCLOSURE OF CASH
         FLOW INFORMATION:
         Cash paid during the period for:
           Interest                                                        $    345,450    $    345,450
                                                                           ============    ============
           Income taxes                                                    $         --    $         --
                                                                           ============    ============

17.   EMPLOYEE STOCK OWNERSHIP PLAN

      Employees participate in an Employee Stock Ownership Plan ("ESOP"). VSB Bancorp, Inc. ESOP Trust was formed on May 1, 2004. The ESOP borrowed from the Company to purchase 92,900 shares of stock at $18.20 per share. The Company makes discretionary contributions to the ESOP, as well as paying dividends on unallocated shares to the ESOP, and the ESOP uses funds it receives to repay the loan. When loan payments are made, ESOP shares are allocated to participants based on relative compensation and expense is recorded. Dividends on allocated shares increase participant accounts.

      Shares allocated to each participant, to the extent vested, are distributed to the participant upon termination of employment. As required by federal law, a participant may require the Company to repurchase shares so distributed unless the stock is traded on an established market.

      The contribution to the ESOP was $169,078 and $169,078 for the years ended December 31, 2006 and 2005, respectively. ESOP expense was $162,293 and $187,820, for the years ended December 31, 2006 and 2005, respectively.

      Shares held by the ESOP at December 31, 2006 and 2005 were as follows:

                                                       2006            2005
                                                   ------------    ------------

Shares allocated to participants                         27,748          17,589
Shares released to participants                            (229)            (33)
Unearned shares                                          65,152          75,311
                                                   ------------    ------------

     Total ESOP Shares                                   92,671          92,867
                                                   ============    ============
     Fair value of unearned shares                 $    944,704    $  1,220,038
                                                   ============    ============

     Fair value of allocated shares subject
      to repurchase obligation                     $    399,026    $    284,411
                                                   ============    ============

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

           Not applicable.

Item 8A. Disclosure

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

Item 8B. Other Information.

           Not applicable.

                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Incorporated by reference to pages 4 and 5 of the Proxy Statement under the caption "General Information Regarding Nominees and Our Other Directors"; page 13 of the Proxy Statement under the caption "Section 16a Beneficial Ownership Reporting Compliance"; and pages 5 and 6 of the Proxy Statement under the caption "Audit Committee."

The Company has a Code of Ethics that applies to all officers and employees. The Code of Ethics is posted on our web site - www.victorystatebank.com - and can be found under the "Investor Relations" tab.

Item 10. Executive Compensation

         The information required by this Item is incorporated by reference to pages 8 through 11 of the Proxy Statement under the caption Compensation through and including the sub-caption "Directors Compensation."

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

         The information required by this Item is incorporated by reference to pages 11 through 12 of the Proxy Statement under the caption "Security Ownership of Management and Certain Beneficial Owners."


Item 12. Certain Relationships and Related Transactions

         The information required by this Item is incorporated by reference to pages 12 through 13 of the Proxy Statement under the caption "Transactions with Directors and Officers and Their Related Interests."

Item 13. Exhibits

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


Item 14. Principal Accountant Fees and Services.

The information required by this Item is incorporated by reference to pages 13 through 14 of the Proxy Statement under the caption "Audit and Other Fees."

                                   SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                VSB Bancorp, Inc.
                                                (Registrant)
Date: March 27, 2007
                                                By: /s/ MERTON CORN
                                                    ----------------------------
                                                    Merton Corn, President and
                                                    Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated below.


/s/ MERTON CORN                                              March 27, 2007
---------------------------------------------------          --------------
Merton Corn, President, Chief Executive Officer              Date
and Director

/s/ RAFFAELE M. BRANCA                                       March 27, 2007
---------------------------------------------------          --------------
Raffaele M. Branca, Executive Vice President,                Date
Chief Financial and Accounting Officer and Director

/s/ JOSEPH J. LIBASSI                                        March 27, 2007
---------------------------------------------------          --------------
Joseph J, LiBassi, Chairman of the Board                     Date

/s/ JOAN NERLINO CADDELL                                     March 27, 2007
---------------------------------------------------          --------------
Joan Nerlino Caddell, Director                               Date

/s/ ROBERT S. CUTRONA, SR.                                   March 27, 2007
---------------------------------------------------          --------------
Robert S. Cutrona, Sr., Director                             Date

/s/ CHAIM FARKAS                                             March 27, 2007
---------------------------------------------------          --------------
Chaim Farkas, Director                                       Date

/s/ ALFRED C. JOHNSEN                                        March 27, 2007
---------------------------------------------------          --------------
Alfred C. Johnsen, Director                                  Date

/s/ CARLOS PEREZ                                             March 27, 2007
---------------------------------------------------          --------------
Carlos Perez, Director                                       Date

/s/ BRUNO SAVO                                               March 27, 2007
---------------------------------------------------          --------------
Bruno Savo, Director                                         Date