Form 10QSB
period 2007-03-31
VSB BANCORP INC
filed 2007-05-09
CIK 1225874

================================================================================

                                  UNITED STATES
                        SECURITY AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20849

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                      FOR THE QUARTER ENDED MARCH 31, 2007

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

The Registrant had 1,891,759 common shares outstanding as of May 3, 2007.

================================================================================

                              CROSS REFERENCE INDEX

                                     PART I

                                                                                                    Page
                                                                                                    ----
Item 1    Consolidated Statements of Financial Condition as of March 31, 2007 and
                       December 31, 2006 (unaudited).                                               4
          Consolidated Statements of Operations for the Three Months Ended
                       March 31, 2007 and 2006 (unaudited)                                          5
          Consolidated Statements of Changes in Stockholders' Equity for the Three Months Ended
                       March 31, 2007 and the Year Ended December 31, 2006 (unaudited)              6
          Consolidated Statements of Cash Flows for the Three Months Ended
                       March 31, 2007 and 2006 (unaudited)                                          7
           Notes to Consolidated Financial Statements for the Three Months Ended
                       March 31, 2007 and 2006 (unaudited)                                          8 to 13

Item 2    Management's Discussion and Analysis of Financial Condition and Results of Operations     13 to 20
Item 3    Control and Procedures                                                                    20

                                     PART II

Item 1    Legal Proceedings                                                                         20 to 21
Item 4    Submission of Matters to a Vote of Security Holders                                       22

Signature Page                                                                                      23

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

                                VSB BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (unaudited)

                                                         MARCH 31,       DECEMBER 31,
                                                           2007             2006
                                                       -------------    -------------
ASSETS:
 Cash and due from banks                               $  31,501,641    $  25,363,069
 Investment securities, available for sale               108,729,992      113,770,611
 Loans receivable                                         61,433,260       66,410,677
  Allowance for loan loss                                 (1,014,951)      (1,128,824)
                                                       -------------    -------------
    Loans receivable, net                                 60,418,309       65,281,853
 Bank premises and equipment, net                          4,237,101        1,554,363
 Accrued interest receivable                                 808,387          805,681
 Deferred taxes                                            1,721,300        2,030,647
 Other assets                                                983,350        3,078,535
                                                       -------------    -------------
      Total assets                                     $ 208,400,080    $ 211,884,759
                                                       =============    =============
LIABILITIES AND STOCKHOLDERS' EQUITY:
Liabilities:
 Deposits:
    Demand and checking                                $  64,010,794    $  67,371,582
    NOW                                                   20,286,959       19,935,769
    Money market                                          18,163,332       18,359,007
    Savings                                               12,422,987       12,526,485
    Time                                                  67,326,258       68,229,244
                                                       -------------    -------------
      Total Deposits                                     182,210,330      186,422,087
 Escrow deposits                                             394,197          261,063
 Subordinated debt                                         5,155,000        5,155,000
 Accounts payable and accrued expenses                     2,001,494        2,306,312
                                                       -------------    -------------
     Total liabilities                                   189,761,021      194,144,462
                                                       -------------    -------------

Employee Stock Ownership Plan Repurchase Obligation                -          399,026

STOCKHOLDERS' EQUITY:
 Common stock, ($.0001 par value, 3,000,000 shares
  authorized,  1,891,759 issued and outstanding at
  March 31, 2007 and December 31, 2006)                          189              189
 Additional paid in capital                                9,060,955        8,667,665
 Retained earnings                                        11,822,971       11,293,200
 Unearned Employee Stock Ownership Plan shares            (1,197,636)      (1,239,905)
 Accumulated other comprehensive loss,
   net of taxes of $913,673 and $1,203,679,
   respectively                                           (1,047,420)      (1,379,878)
                                                       -------------    -------------
    Total stockholders' equity                            18,639,059       17,341,271
                                                       -------------    -------------
     Total liabilities and stockholders'
        equity                                         $ 208,400,080    $ 211,884,759
                                                       =============    =============

See notes to consolidated financial statements.

                                VSB BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                        THREE MONTHS      THREE MONTHS
                                                            ENDED             ENDED
                                                       MARCH 31, 2007    MARCH 31, 2006
                                                       --------------    --------------
Interest and dividend income:
 Loans receivable                                      $    1,572,353    $    1,748,773
 Investment securities                                      1,300,460         1,205,762
 Other interest earning assets                                247,065           179,448
                                                       --------------    --------------
     Total interest income                                  3,119,878         3,133,983

Interest expense:
 NOW                                                           28,789            23,203
 Money market                                                  85,850            84,216
 Savings                                                       24,428            18,334
 Subordinated debt                                             89,040            89,040
 Time                                                         615,136           453,883
                                                       --------------    --------------
     Total interest expense                                   843,243           668,676

Net interest income                                         2,276,635         2,465,307
Provision (credit) for loan loss                              (30,000)           25,000
                                                       --------------    --------------
    Net interest income
       after provision for loan loss                        2,306,635         2,440,307
                                                       --------------    --------------
Non-interest income:
 Loan fees                                                     27,468            22,767
 Service charges on deposits                                  416,908           389,756
 Net rental income                                             14,813             3,375
 Other income                                                  82,174            67,651
                                                       --------------    --------------
     Total non-interest income                                541,363           483,549
                                                       --------------    --------------
Non-interest expenses:
 Salaries and benefits                                      1,017,330         1,032,077
 Occupancy expenses                                           337,975           259,460
 Legal expense                                                 14,526            58,874
 Professional fees                                             51,600            48,000
 Computer expense                                              67,216            60,528
 Directors' fees                                               52,150            55,900
 Other expenses                                               315,359           304,434
                                                       --------------    --------------
     Total non-interest expenses                            1,856,156         1,819,273
                                                       --------------    --------------
       Income before income taxes                             991,842         1,104,583

Provision/(benefit) for income taxes:
 Current                                                      442,730           519,974
 Deferred                                                      19,341            (5,302)
                                                       --------------    --------------
     Total provision for income taxes                         462,071           514,672
                                                       --------------    --------------
              Net income                               $      529,771    $      589,911
                                                       ==============    ==============
Earnings per share:
Basic                                                  $         0.29    $         0.33
                                                       ==============    ==============
Diluted                                                $         0.28    $         0.32
                                                       ==============    ==============
Comprehensive income                                   $      862,229    $       63,905
                                                       ==============    ==============
Book value per common share                            $         9.85    $         7.91
                                                       ==============    ==============

All per share data has been adjusted for the 5 for 4 stock split, in the form of a 25% stock dividend, paid on May 18, 2006. See notes to consolidated financial statements.

                                VSB BANCORP, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
       YEAR ENDED DECEMBER 31, 2006 AND THREE MONTHS ENDED MARCH 31, 2007
                                   (unaudited)

                                                                                                      ACCUMULATED
                                     NUMBER OF              ADDITIONAL                  UNEARNED         OTHER            TOTAL
                                      COMMON      COMMON     PAID-IN      RETAINED        ESOP       COMPREHENSIVE    STOCKHOLDERS'
                                      SHARES      STOCK      CAPITAL      EARNINGS       SHARES          LOSS            EQUITY
                                    ---------   ---------   ----------   -----------   -----------   -------------    -------------
 Balance at December 31, 2005       1,509,822   $     151   $8,743,200   $ 8,621,693   $(1,408,983)  $  (1,424,127)   $  14,531,934

Reclass due to the adoption of
    SEC SAB 108                             -           -            -       125,914            -                 -         125,914
                                    ---------   ---------   ----------   -----------   -----------   -------------    -------------
 Balance at January 1, 2006         1,509,822         151    8,743,200     8,747,607    (1,408,983)     (1,424,127)      14,657,848

Exercise of stock option,
    including tax benefit               3,750                   46,232                                                       46,232
Amortization of earned portion
    of ESOP common stock                                                                   169,078                          169,078
5 for 4 stock split and purchase
    of fractional shares              378,187          38         (367)                                                        (329)
Amortization of deficit fair
    value of cost - ESOP                                        (6,785)                                                      (6,785)
Transfer to ESOP repurchase
    obligation                                                (114,615)                                                    (114,615)
Comprehensive income:
  Net income                                                               2,545,593                                      2,545,593
  Other comprehensive income, net:
    Change in unrealized loss on
     securities available for sale,
     net of tax effects                     -           -            -             -             -          44,249           44,249
                                    ---------   ---------   ----------   -----------   -----------   -------------    -------------
Total comprehensive income                                                                                                2,589,842

 Balance at December 31, 2006       1,891,759         189    8,667,665    11,293,200    (1,239,905)     (1,379,878)      17,341,271
                                    ---------   ---------   ----------   -----------   -----------   -------------    -------------

Amortization of earned portion
    of ESOP common stock                                                                    42,269                           42,269
Amortization of deficit fair
    value of cost - ESOP                                        (5,736)                                                      (5,736)
Transfer from ESOP repurchase
    obligation                                                 399,026                                                      399,026
Comprehensive income:
  Net income                                                                 529,771                                        529,771
  Other comprehensive income, net:
    Change in unrealized loss on
     securities available for sale,
     net of tax effects                     -           -            -             -             -         332,458          332,458
                                    ---------   ---------   ----------   -----------   -----------   -------------    -------------
Total comprehensive income                                                                                                  862,229

 Balance at March 31, 2007          1,891,759   $     189   $9,060,955   $11,822,971   $(1,197,636)  $  (1,047,420)   $  18,639,059
                                    =========   =========   ==========   ===========   ===========   =============    =============

All per share data has been adjusted for the 5 for 4 stock split, in the form of a 25% stock dividend, paid on May 18, 2006. See notes to consolidated financial statements.

                                VSB BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                        THREE MONTHS      THREE MONTHS
                                                            ENDED             ENDED
                                                       MARCH 31, 2007    MARCH 31, 2006
                                                       --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                           $      529,771    $      589,911
  Adjustments to reconcile net income to net cash
    provided by operating activities
  Depreciation and amortization                               143,851           102,325
  Accretion of income, net of amortization
   of premium                                                 (57,712)          (90,622)
  ESOP compensation expense                                    36,533            40,248
  Provision/(credit) for loan losses                          (30,000)           25,000
  Increase in prepaid and other assets                        (47,681)         (492,133)
  Increase in accrued interest receivable                      (2,706)          (23,231)
  Decrease/(increase) in deferred income taxes                 19,341            (5,302)
  (Decrease)/increase in accrued expenses and
    other liabilities                                        (304,818)            5,648
                                                       --------------    --------------
        Net cash provided by operating activities             286,579           151,844
                                                       --------------    --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net decrease in loan receivable                           4,948,058         3,169,202
  Proceeds from repayment of investment securities,
      available for sale                                    5,666,281         4,812,832
  Purchases of investment securities, available
   for sale                                                         -       (10,970,080)
  Purchases of premises and equipment                        (683,723)          (22,234)
                                                       --------------    --------------
        Net cash provided by/(used in) investing
         activities                                         9,930,616        (3,010,280)
                                                       --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (decrease)/increase in deposits                      (4,078,623)        2,461,097
                                                       --------------    --------------
        Net cash (used in)/provided by financing
         activities                                        (4,078,623)        2,461,097
                                                       --------------    --------------

NET INCREASE/(DECREASE) IN CASH
  AND CASH EQUIVALENTS                                      6,138,572          (397,339)
                                                       --------------    --------------

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                      25,363,069        31,324,147
                                                       --------------    --------------

CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                        $   31,501,641    $   30,926,808
                                                       ==============    ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
  Cash paid during the period for:
    Interest                                           $      995,097    $      794,699
                                                       ==============    ==============
    Taxes                                              $      541,294    $      384,889
                                                       ==============    ==============
  Transfer of construction in progress to premises
     and equipment                                     $    2,142,866    $            -
                                                       ==============    ==============

See notes to consolidated financial statements.

VSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
--------------------------------------------------------------------------------

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

     Cash and Cash Equivalents - Cash and cash equivalents consists of cash on hand, due from banks and interest-bearing deposits. Net cash flows are reported for customer loan and deposit transactions and interest-bearing deposits. Regulation D of the Board of Governors of the Federal Reserve system requires that Victory State Bank maintain non-interest-bearing deposits or cash on hand as reserves against its demand deposits. The amount of reserves which Victory State Bank is required to maintain depends upon its level of transaction accounts. During the fourteen day period from March 29, 2007 through April 11, 2007, Victory State Bank was required to maintain reserves, after deducting vault cash, of $2,927,000. Reserves are required to be maintained on a fourteen day basis, so, from time to time, Victory State Bank may use available cash reserves on a day to day basis, so long as the fourteen day average reserves satisfy Regulation D requirements. Victory State Bank is required to report transaction account levels to the Federal Reserve on a weekly basis.

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

     The Company has a policy that all loans 90 days past due are placed on non-accrual status. It is the Company's policy to cease the accrual of interest on loans to borrowers past due less than 90 days where a probable loss is estimated and to reverse out of income all interest that is due. The Company applies payments received on non-accrual loans to the outstanding principal balance due before applying any amount to interest, until the loan is restored to an accruing status. On a limited basis, the Company may apply a payment to interest on a non-accrual loan if there is no impairment or no estimated loss on this asset. The Company continues to accrue interest on construction loans that are 90 days past contractual maturity date if the loan is expected to be paid in full in the next 60 days and all interest is paid up to date.

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

     Basic and Diluted Net Income Per Common Share - Basic net income per share of common stock is based on 1,826,519 shares and 1,811,906 shares, the weighted average number of common shares outstanding for the three months ended March 31, 2007 and 2006, respectively. Diluted net income per share of common stock is based on 1,876,460 and 1,858,416, the weighted average number of common shares and potentially dilutive common shares outstanding for the three months ended March 31, 2007 and 2006, respectively. The weighted average number of potentially dilutive common shares excluded in calculating diluted net income per common share due to the anti-dilutive effect is 51,184 and 72,716 shares for the three months ended March 31, 2007 and 2006, respectively. Common stock equivalents were calculated using the treasury stock method. All per share data throughout this report has been adjusted to reflect, retroactively, a 5-for-4 stock split, in the form of a 25% stock dividend, that was declared by the Board of Directors to stockholders of record on May 3, 2006.

     The reconciliation of the numerators and the denominators of the basic and diluted per share computations for the three ended March 31, are as follows:

                                           Three Months Ended                          Three Months Ended
                                             March 31, 2007                              March 31, 2006
                             ------------------------------------------   ------------------------------------------
                                                Weighted                                    Weighted
                                  Net           Average      Per Share         Net           Average     Per Share
Reconciliation of EPS           Income          Shares         Amount        Income          Shares        Amount
-----------------------      ------------      ---------   ------------   ------------      ---------   ------------
Basic income per
  common share
----------------

Net income available to
 common stockholders         $    529,771      1,826,519   $       0.29   $    589,911      1,811,906   $       0.33
                                                           ============                                 ============
Effect of dilutive
  shares
------------------

  Weighted average
    shares, if converted                          49,941                                       46,510
                                               ---------                                    ---------
Diluted net income per
  common share
----------------------

Net income available to
 common stockholders         $    529,771      1,876,460   $       0.28   $    589,911      1,858,416   $       0.32
                             ============      =========   ============   ============      =========   ============

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

STOCK OPTIONS

     Options to buy stock are granted to directors, officers and employees under five stock option plans approved by stockholders between 1998 and 2004 which, in the aggregate, provide for issue up to 243,750 options. Exercise price is the market price at the date of grant, and compensation expense will be recognized in the income statement in accordance with FAS 123, Revised. The maximum option term is ten years, and the options vesting period is up to five years.

     There were no stock option grants in 2007 and 2006.

     The stock option components of the five stock option plans, as of March 31, 2007, and changes during the three months ended, consist of the following:

                                                            2007
                                            ------------------------------------
                                                          Weighted
                                                           Average    Aggregate
                                                          Exercise    Intrinsic
                                            Shares (2)   Price (2)    Value (1)
                                            ----------   ----------   ----------
Options outstanding                            177,998   $    10.36
 at the beginning of the year

     Granted                                         -            -
     Canceled                                        -            -
     Exercised                                       -            -
                                            ----------
Options outstanding at March  31, 2007         177,998   $    10.36   $  799,211
                                            ==========   ==========   ==========
Options exercisable at March 31, 2007          177,998   $    10.36   $  799,211
                                            ==========   ==========   ==========

Weighted average remaining contractual life of
options outstanding at March 31, 2007              4.5 Years

     Employee Stock Ownership Plan ("ESOP") - The cost of shares issued to the ESOP, but not yet allocated to participants, is shown as a reduction of stockholders' equity. Compensation expense is based on the market price of shares as they are committed to be released to participant accounts. Cash dividends on allocated ESOP shares reduce retained earnings; cash dividends on unearned ESOP shares reduce debt and accrued interest. As the Company now lists on a national exchange, NASDAQ Capital Markets, it is no longer required to reclassify out of stockholders' equity an amount equal to the put option of the allocated ESOP shares.

     Comprehensive Income - Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses, net of taxes, on securities available for sale which are also recognized as separate components of equity.

     Recently-Issued   Accounting   Standards  -  SFAS  No.  157,   "Fair  Value
Measurements." SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for the Company on January 1, 2008 and is not expected to have a significant impact on the Company's financial statements.

     SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115." SFAS 159 permits entities to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. The fair value option (i) may be applied instrument by instrument, with certain exceptions, (ii) is irrevocable (unless a new election date occurs) and (iii) is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective for the Company on January 1, 2008 and is not expected to have a significant impact on the Company's financial statements.

     In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"), which prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 as of January 1, 2007. A tax position is recognized as a benefit only if it is "more likely than not" that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the "more likely than not" test, no tax benefit is recorded. The adoption had no affect on the Company's consolidated financial position or results of operations.

     The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the state of New York. The Company is no longer subject to examination by taxing authorities for years before 2002. The Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.

     The Company recognizes interest related to income tax matters as interest expense and penalties related to income tax matters as other expense. The Company did not have any amounts accrued for interest and penalties at January 1, 2007 and March 31, 2007.

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AT MARCH 31, 2007

Total assets were $208,400,080 at March 31, 2007, a decrease of $3,484,679 or, 1.6%, from December 31, 2006. The decline resulted from deposit outflow, principally in non-interest demand deposits and time deposit accounts. We funded the decline in deposits primarily with a reduction our purchases of investment securities, which caused a decline in that portfolio during the quarter. In addition, loan volume declined, and funds generated by the net reduction in loans and the reduction in the investment securities portfolio were invested in overnight investments. The net decrease in assets can be summarized as follows:

  o  A $6,138,572 increase in cash and equivalents; offset by
  o  A $4,863,544 decrease in net loans receivable; and
  o  A $5,040,619 decrease in investment securities available for sale; and

     $2,142,866, reported as construction in progress at December 31, 2006 was transferred to premises and equipment when we opened and occupied our new main office at 4142 Hylan Boulevard on February 20, 2007. In addition, we also experienced changes in other asset categories due to normal fluctuations in operations.

     Our deposits (including escrow deposits) were $182,604,527 at March 31, 2007, a decrease of $4,078,623, or 2.2%, from December 31, 2006. The decrease in deposits resulted from decreases of $3,227,654 in non-interest demand deposit, $195,675 in money market accounts, $103,498 in savings accounts and $902,986 in time deposits, partially offset by an increase of $351,190 in NOW accounts. The decrease in non-interest bearing accounts was due to the normal fluctuations associated with the demand accounts and a softening of the real estate market which lowers our aggregate real estate related demand deposits. The reduction in time deposits represents the maturity of jumbo CD's associated with 1031 exchange trusts, also an effect of the weak real estate market.

     Total stockholders' equity was $18,639,059 at March 31, 2007, an increase of $1,297,788 from December 31, 2006. The increase reflected net income of $529,771 for the three months ended March 31, 2007 increased by a reduction of $42,269 in Unearned ESOP shares reflecting the effect of the gradual payment of the loan we made to fund the ESOP's purchase of our stock. The unrealized loss on securities available for sale decreased by $332,458 for the three months ended March 31, 2007 principally due to the prepayment of the investment securities and the change in market interest rates. The unrealized loss is excluded from the calculation of regulatory capital. Management does not anticipate selling securities in this portfolio, but changes in market interest rates or in the demand for funds may change management's plans with respect to the securities portfolio. If there is a material increase in interest rates, the market value of the available for sale portfolio may decline. Management believes that the principal and interest payments on this portfolio, combined with the existing liquidity, will be sufficient to fund loan growth and potential deposit outflow.

     The change in stockholders' equity also included an increase of $393,290 in additional paid in capital primarily due to a $399,026 transfer from the ESOP repurchase obligation back to additional paid in capital, as our common stock is now listed on the NASDAQ Capital Market and therefore we no longer have an obligation to repurchase stock that the ESOP distributes to participants.

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

RESULTS OF  OPERATIONS  FOR THE THREE  MONTHS ENDED MARCH 31, 2007 AND MARCH 31,
2006

     Our results of operations depend primarily on net interest income, which is the difference between the income we earn on our loan and investment portfolios and our cost of funds, consisting primarily of interest we pay on customer deposits. Our operating expenses principally consist of employee compensation and benefits, occupancy expenses, professional fees, advertising and marketing
expenses  and  other  general  and  administrative   expenses.  Our  results  of
operations are significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities.

     General. We had net income of $529,771 for the quarter ended March 31, 2007, compared to net income of $589,911 for the comparable quarter in 2006. The principal categories which make up the 2007 net income are:

     o    Interest income of $3,119,878
     o    Reduced by interest expense of $843,243
     o    Increased by a credit to the provision for loan losses of $30,000
     o    Increased by non-interest income of $541,363
     o    Reduced by non-interest expense of $1,856,156
     o    Reduced by $462,071 in income tax expense

     We discuss each of these categories individually and the reasons for the differences between the quarters ended March 31, 2007 and 2006 in the following paragraphs. In general, the principal reason for the decline in net income when comparing the first quarter of 2007 with the same quarter in 2006 was a reduction in interest-earning assets, which reduced net interest income, and an increase in occupancy expenses due to the addition of one new branch office and our new main office.

     We have implemented a number of programs in an attempt to reverse the decline in total assets. These include the increase in the number of banking offices we maintain from four at year end 2005 to five at year end 2006. We have opened a new main office in Great Kills section of Staten Island in 2007 and we closed our original main office in Oakwood, as the lease expired at that location. In addition, we have started to offer new products such as debit cards and online bill pay. Adding new branches and new products also creates new expenses associated with their introduction and their ongoing operation. Although there can be no assurance that these actions will be successful, management continues to exert efforts to grow our banking franchise because we believe that growth is an important road in the direction of an increase in net income.

     Interest Income. Interest income was $3,119,878 for the quarter ended March 31, 2007, compared to $3,133,983 for the quarter ended March 31, 2006, a decrease of $14,105, or 0.45%. The principal reason for this decrease was a $9,943,899 decrease in the average balance of our loan portfolio. Loans are our highest yielding asset category, and to the extent that we are unable to invest available funds in satisfactory loans, we must invest those funds in lower yielding investment securities and overnight investments at lower yields. In addition, the decline in the loan portfolio was also a component of an overall decline in total assets. The decline in the average balance of loans was the principal component of a $4,424,248 decline in average earning assets from $199,285,167 for the first quarter of 2006 to $194,860,919 for the first quarter of 2007. This decline in average loans was partially offset by an increase in the average loan yield. The decrease in interest income from the decline in average loans was also partially mitigated by an increase of $3,050,812 in the average balance of investment securities and an increase of $2,468,829 in the average balance of other interest-earning assets, coupled with the increase in the average yields on those assets.

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

     The average balance of our loans decreased 13.6% to $63,248,356 for the quarter ended March 31, 2007 from $73,192,245 during the 2006 quarter. The decrease in average balance reflects the volatility inherent in the shorter maturity loans, the increase in competition for such loans and the general softening of the real estate market. The average yield on loans increased by 65 basis points, from 9.37% to 10.02%, as the Prime Rate rose during the first six months of 2006. The net effect of the increase in average yield and the decline in average loan balance was a $176,420 decrease in interest income from our loan portfolio. In the future, fluctuations in the prime rate will have a direct effect on our loan yields, except to the extent that the effect of a significant future decline in the prime rate may cause a lesser reduction in yield because many of our loans have interest rate floors that would be triggered if such a decline occurs.

     The average yield on our investment securities portfolio increased 22 basis points, from 4.51% to 4.73%, also due to increases in market interest rates. The yield on investment securities increased more slowly than the yield on loans because most of the bonds and notes in our investment portfolio have either fixed interest rates or interest rates that react more slowly than our loans to changes in market interest rate conditions. The average balance of our investment portfolio increased by $3,050,812, or 2.81%, between the periods. The increase in yield and volume resulted in an overall $94,698 increase in interest income from investment securities. The investment securities portfolio represented 84.8% of average non-loan interest earning assets in the 2007 period compared to 86.1% in the 2006 period.

     Finally, we had a $67,617 increase in income from overnight funds and other interest earning assets due to the higher market rates on short term and overnight investments and an increase in average balance. The yield on these investments increased 86 basis points from the first quarter of 2006 to the first quarter of 2007, reflecting the effect of increases in the federal funds rate during the first half of 2006. We increased the average balance of overnight investments because they provide us with greater reinvestment flexibility as we exert efforts to increase our loan portfolio and because the gap between the rates on overnight investments versus the rates on investment securities narrowed as short-term market rates rose while longer term rates remained more steady.

     Interest Expense. Interest expense was $843,243 for the quarter ended March 31, 2007, compared to $668,676 for the quarter ended March 31, 2006, an increase of 26.1%. More than 92%, or $161,253, of the $174,567 increase in interest expense was represented by an increase in the cost of our time deposits. Although the average balance of time accounts decreased by $699,622 (or 1.0%), the effect of the balance decline was far outweighed by a 101 basis point increase in the average cost of time deposits. The increase in rate was due to the increase in market rates between the two comparable quarters.

     Our average cost of funds increased from 2.13% to 2.79% between the periods primarily due to the increase in the cost of time deposits and to a lesser extent, the increased cost of other interest bearing deposits. Competition and the increase in prevailing market interest rates required an increase in the rates we offered on both new and renewing time deposits. While we were able to impose greater limits on interest rate increases in other deposit categories as market interest rates rose, further increases in market rates, if they occur, can be expected to compel increases in the rates we offer on these deposit categories to maintain our competitive posture. Any further increase in competition may accelerate the increase in our cost of funds resulting from increases in market interest rates as more banks compete for customer deposits.

     Net Interest Income Before Provision for Loan Losses. Net interest income before the provision for loan losses was $2,276,635 for the quarter ended March 31, 2007, a decrease of $188,672, or 7.7% over the $2,465,307 in the comparable 2006 quarter. The decrease resulted principally from an increase in our cost of funds and a decline in the average balance of our loan portfolio. Our net interest spread decreased to 3.68% in the first quarter of 2007 compared to 4.13% in the first quarter of 2006 and our net interest margin decreased to 4.72% in the first quarter of 2007 compared to 4.90% in the first quarter of 2006, respectively. On the asset side, the average yield on earning assets in the 2007 period rose to 6.47% from 6.26% in the March 2006 period, or an increase of 21 basis points. On the liability side, there was an increase in our cost of funds of 66 basis points from 2006.

     We note that our margin declined more slowly than our spread because, as the average yields on our assets increase, checking accounts, which represent a no-cost funding source, become more valuable because we can invest the proceeds of those deposits at higher yields. However, our average volume of checking accounts has declined recently. This has resulted from a softening real estate market, which causes the aggregate balance of demand deposits to decline due to our strategy of attracting deposits from attorneys and other customers linked to the real estate businesses. Management continually seeks to maintain a high level of non-interest checking accounts through developing relationships with local businesses and attorneys. Maintaining a high percentage of non-interest checking accounts is particularly advantageous in a rising rate environment because these no-cost funds can be invested at the higher yields. However, increases in market interest rates make interest-bearing deposit products more attractive to customers and may cause funds to shift from non-interest checking into interest-bearing deposit products.

     Provision for Loan Losses. For the quarter ended March 31, 2007, we took a $30,000 credit to the provision for loan losses, compared to a $25,000 provision for loan losses for the quarter ended March 31, 2006. The credit to the provision for loan losses was due to the decline the loan portfolio balance, and the level of recoveries on loans previously charged-off, which are added to the allowance for loan loss. The provision for loan losses in any period depends upon the amount necessary to bring the allowance for loan losses to the level management believes is adequate, after taking into account charge offs and recoveries. Our allowance for loan losses is based on management's evaluation of the risks inherent in our loan portfolio and the general economy. Management periodically evaluates both broad categories of performing loans and problem loans individually to assess the appropriate level of the allowance.

     Although management uses available information to assess the appropriateness of the allowance on a quarterly basis in consultation with outside advisors and the board of directors, changes in national or local economic conditions, the circumstances of individual borrowers, or other factors, may change, increasing the level of problem loans and requiring an increase in the level of the allowance. The allowance for loan loss represented 1.65% of total loans at March 31, 2007, but there can be no assurance that a higher level, or a higher provision for loan losses, will not be necessary in the future.

     Non-interest Income. Non-interest income was $541,363 for the three months ended March 31, 2007, compared to $483,549 during the same period last year. The $57,814, or 12.0%, increase in non-interest income was a direct result of a $27,152 increase in service charges on deposits (primarily non-sufficient fund fees), an $11,438 increase in net rental income and a $14,523 increase in other income. Service fees on deposit accounts, principally non-sufficient funds fees, increased from 2006 to 2007 as the volume of deposit account transactions generating fee income increased. The increase in other income is a direct result of the Bank taking on a select, limited group of licensed consumer check cashing companies as deposit customers. These companies generate fee income through per item charges on their deposits.

     Non-interest Expense. Non-interest expense was $1,856,156 for the quarter ended March 31, 2007, compared to $1,819,273 for the quarter ended March 31, 2006. The principal causes of the $36,883 increase were:

  o $14,747 decrease in salaries and benefits expense, due to a reduction in our incentive compensation accrual, partially offset by normal salary increases, an increase in SAR related expenses , a slight increase in staffing to support branch growth and higher benefit costs.
  o $78,515 in higher occupancy expenses due to the operation of our branch in Rosebank and the opening of our new main office in Great Kills.
  o $44,348 decrease in legal expenses due to the recovery of legal fees paid on an unsecured commercial loan that was previously charged off and a reduction in attorney fees from the 2006 quarter.

     Income Tax Expense. Income tax expense was $462,071 for the quarter ended March 31, 2007, compared to income tax expense of $514,672 for the quarter ended March 31, 2006. The reduction in income tax expense was due to the $112,741 decrease in income before income taxes in the 2007 quarter. Our effective tax rate remained the same for the quarters ended March 31, 2007 and 2006 at 46.6%.

                                VSB BANCORP, INC.
                       CONSOLIDATED AVERAGE BALANCE SHEETS
                                   (unaudited)

                                                           Three                                   Three
                                                        Months Ended                            Months Ended
                                                       March 31. 2007                          March 31. 2006
                                            -------------------------------------   --------------------------------------
                                               Average                     Yield/       Average                     Yield/
                                               Balance        Interest      Cost        Balance       Interest      Cost
                                            -------------    ----------    ------    -------------   -----------   -------
Assets:
Interest-earning assets:
  Loans receivable                          $  63,248,356    $ 1,572,353    10.02%   $  73,192,245   $ 1,748,773      9.37%
  Investment securities, afs                  111,582,498      1,300,460     4.73      108,531,686     1,205,762      4.51
  Other interest-earning assets                20,030,065        247,065     5.00       17,561,236       179,448      4.14
                                            -------------    -----------             -------------   -----------
  Total interest-earning assets               194,860,919      3,119,878     6.47      199,285,167     3,133,983      6.26

Non-interest earning assets                    16,607,790                               14,168,160
                                            -------------                            -------------
  Total assets                              $ 211,468,709                            $ 213,453,327
                                            =============                            =============
Liabilities and equity:
Interest-bearing liabilities:
  Savings accounts                          $  12,410,880         24,428     0.80    $  14,798,671        18,334      0.50
  Time accounts                                66,760,483        615,136     3.74       67,460,105       453,883      2.73
  Money market accounts                        18,383,022         85,850     1.89       19,878,287        84,216      1.72
  Now accounts                                 19,765,134         28,789     0.59       20,126,130        23,203      0.47
  Subordinated debt                             5,155,000         89,040     6.91        5,155,000        89,040      6.91
                                            -------------    -----------             -------------   -----------
    Total interest-bearing liabilities        122,474,519        843,243     2.79      127,418,193       668,676      2.13
  Checking accounts                            68,086,917                               68,300,650
                                            -------------                            -------------
Total deposits and subordinated debt          190,561,436                              195,718,843
Other liabilities                               2,794,791                                2,668,707
                                            -------------                            -------------
  Total liabilities                           193,356,227                              198,387,550
Equity                                         18,112,482                               15,065,777
                                            -------------                            -------------
  Total liabilities and equity              $ 211,468,709                            $ 213,453,327
                                            =============                            =============
Net interest income/net interest
 rate spread                                                 $ 2,276,635     3.68%                   $ 2,465,307      4.13%
                                                             ===========    ======                   ===========   =======

Net interest earning assets/net
 interest margin                            $  72,386,400                    4.72%   $  71,866,974                    4.90%
                                            =============                   ======   =============                 =======

Ratio of interest-earning assets
 to interest-bearing liabilities                     1.59 x                                   1.56 x
                                            =============                            =============
Return on Average Assets (1)                         1.01%                                    1.06%
                                            =============                            =============
Return on Average Equity (1)                        11.75%                                   15.06%
                                            =============                            =============
Tangible Equity  to Total Assets                     8.94%                                    6.71%
                                            =============                            =============

(1) Ratios have been annualized.

LIQUIDITY AND CAPITAL RESOURCES

     Our primary sources of funds are increases in deposits, proceeds from the repayment of investment securities, and the repayment of loans. We use these funds principally to purchase new investment securities and to fund new and renewing loans in our loan portfolio.

     During the three months ended March 31, 2007, we had a net decrease in total deposits of $4,078,623 as a result of a $3,227,654 decrease in demand deposits, a $902,986 decrease in time deposits, a $103,498 decline in savings accounts and a $195,675 decline in money market accounts, partially offset by a $351,190 increase in NOW accounts. We received proceeds from repayment of investment securities of $5,666,281 which we used to fund the deposit outflow. We had a net loan reduction of $4,948,058 and we used $2,826,589 of cash for capitalized leasehold improvements and equipment for our new main office in Great Kills. These changes resulted in an overall increase in cash and cash equivalents of $6,138,572.

     In contrast, during the three months ended March 31, 2006, we had a net increase in deposits of $2,461,097, proceeds from repayment of investment securities totaled $4,812,832 and a net decrease in loans receivable of $3,169,202. We used the resulting increase in funds, along with other available funds, primarily to purchase $10,970,080 of investment securities.

     Victory State Bank satisfied all capital ratio requirements of the Federal Deposit Insurance Corporation at March 31, 2007, with a Tier I Leverage Capital ratio of 11.33%, a ratio of Tier I Capital to Risk-Weighted Assets ratio of 26.94%, and a Total Capital to Risk-Weighted Assets ratio of 28.08%.

     VSB Bancorp, Inc. satisfied all capital ratio requirements of the Federal Reserve at March 31, 2007, with a Tier I Leverage Capital ratio of 11.67%, a ratio of Tier I Capital to Risk-Weighted Assets ratio of 27.72%, and a Total Capital to Risk-Weighted Assets ratio of 28.86%.

     The following table sets forth our contractual obligations and commitments for future lease payments, time deposit maturities and loan commitments.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS AT MARCH 31, 2007

                                                                      Payment due by Period
                                        ----------------------------------------------------------------------------------
                                          Less than       One to three     Four to five         After       Total Amounts
Contractual Obligations                   One Year           years            years          five years       committed
-------------------------------------   --------------   --------------   --------------   --------------   --------------
Minimum annual rental  payments under
 non-cancelable operating leases        $      391,585   $      795,425   $      821,832   $    2,533,146   $    4,541,988
Remaining contractual maturities of
 time deposits                              64,265,368        1,310,021        1,750,869                -       67,326,258
                                        --------------   --------------   --------------   --------------   --------------
  Total contractual cash obligations    $   64,656,953   $    2,105,446   $    2,572,701   $    2,533,146   $   71,868,246
                                        ==============   ==============   ==============   ==============   ==============

                                                            Amount of commitment Expiration by Period
                                        ----------------------------------------------------------------------------------
                                          Less than       One to three     Four to five         After       Total Amounts
Other commitments                         One Year           years            years          five years       committed
                                        --------------   --------------   --------------   --------------   --------------
Loan commitments                        $   18,585,173   $   12,507,481   $      250,000   $            -   $   31,342,654
                                        ==============   ==============   ==============   ==============   ==============

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

ITEM 3 - CONTROLS AND PROCEDURES

     Evaluation of Disclosure Controls and Procedures: As of March 31, 2007, we undertook an evaluation of our disclosure controls and procedures under the supervision and with the participation of Merton Corn, President and CEO, and Raffaele M. Branca, Executive Vice President and CFO. Disclosure controls are the systems and procedures we use that are designed to ensure that information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934 (such as annual reports on Form 10-KSB and quarterly periodic reports on Form 10-QSB) is recorded, processed, summarized and reported, in a manner which will allow senior management to make timely decisions on the public disclosure of that information. Messrs. Corn and Branca concluded that our current disclosure controls and procedures are effective in ensuring that such information is (i) collected and communicated to senior management in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Since our last evaluation of our disclosure controls, we have not made any significant changes in, or corrective actions taken regarding, either our internal controls or other factors that could significantly affect those controls.

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

The amended complaint requests monetary damages against the Bank of $1,817,041. The Bank intends to defend aggressively the amended claims and has referred the litigation to its insurance carrier, which has indicated that the claims asserted against the Bank are covered by insurance. The Bank has also asserted cross-claims against various former customers, principals of those customers, and other related persons on the grounds that if the Bank is held liable to the plaintiff, then the liability is the result of the misdeeds or negligence of those other parties.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to security holders for a vote during the period from January 1, 2007 through March 31, 2007. VSB Bancorp, Inc. held its fourth Annual Meeting of Stockholders on April 24, 2007 at its principal office, 4142 Hylan Boulevard, Staten Island, New York 10308 at 5:00 P.M. At that meeting, 1,742,449 shares of the capital stock of the Company were represented in person or by proxy, being 92.1 % of all outstanding shares of the capital stock of the Company, with a quorum being present. The Annual Meeting was held for the purpose of voting on two proposals, with the results of the voting as follows:

     1.   The election of three directors for three-year terms:

                                          Percentage                 Percentage
           Director            Votes      of shares        Votes     of shares
           Elected              For         voted        Withheld      voted
     --------------------   -----------   ----------   ------------  ----------
     Joseph J. LiBassi        1,698,949         97.5%        43,500         2.5%
     Merton Corn              1,698,949         97.5%        43,500         2.5%
     Joan Nerlino Caddell     1,697,158         97.4%        45,291         2.6%

     No other persons received any votes.

     The following directors continued as directors of the Company: Raffaele M. Branca, Robert S. Cutrona, Sr., Chaim Farkas, Alfred C. Johnsen, Carlos Perez MD, and Bruno Savo.

     2. The ratification of the appointment of Crowe Chizek and Company LLC as our independent public accountants for the fiscal year ending December 31, 2007.

                  Percentage                     Percentage        Proxies
       Votes      of shares         Votes        of shares         marked
        For         voted          Against         voted          Abstained
     ---------   ------------    ------------   ------------    ------------
     1,682,699           97.9%         36,000            2.1%         23,750

There were no broker non-votes.

     SIGNATURE PAGE

     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          VSB Bancorp, Inc.


     Date: May 8, 2007                    /s/ Merton Corn
                                          --------------------------------------
                                          Merton Corn
                                          President and Chief Executive Officer


     Date: May 8, 2007                    /s/ Raffaele M. Branca
                                          --------------------------------------
                                          Raffaele M. Branca
                                          Executive Vice President and
                                          Chief Financial Officer




                                  EXHIBIT INDEX

Exhibit
Number      Description of Exhibit
--------    --------------------------------------------------------------------
31.1        Rule 13A-14(a)/15D-14(a) Certification of Chief Executive Officer
31.2        Rule 13A-14(a)/15D-14(a) Certification of Chief Financial Officer
32.1        Certification by CEO pursuant to 18 U.S.C. 1350.
32.2        Certification by CFO pursuant to 18 U.S.C. 1350.

ITEM 6 - EXHIBITS

Exhibit
Number      Description of Exhibit
--------    --------------------------------------------------------------------
31.1        Rule 13A-14(a)/15D-14(a) Certification of Chief Executive Officer
31.2        Rule 13A-14(a)/15D-14(a) Certification of Chief Financial Officer
32.1        Certification by CEO pursuant to 18 U.S.C. 1350.
32.2        Certification by CFO pursuant to 18 U.S.C. 1350.