Form 10QSB
period 2007-06-30
VSB BANCORP INC
filed 2007-08-14
CIK 1225874

================================================================================

                                  UNITED STATES
                        SECURITY AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20849

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 30, 2007

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

The Registrant had 1,891,759 common shares outstanding as of July 30, 2007.

================================================================================

                              CROSS REFERENCE INDEX

                                                                                          Page
                                                                                        --------
                                     PART I

Item 1   Consolidated Statements of Financial Condition as of June 30, 2007 and
          December 31, 2006 (unaudited).                                                4
         Consolidated Statements of Operations for the Three and Six Months Ended
          June 30, 2007 and 2006 (unaudited)                                            5
         Consolidated Statements of Changes in Stockholders' Equity for the Six
          Months Ended June 30, 2007 and the Year Ended December 31, 2006 (unaudited)   6
         Consolidated Statements of Cash Flows for the Three and Six Months Ended
          June 30, 2007 and 2006 (unaudited)                                            7
         Notes to Consolidated Financial Statements for the Three and Six Months
          Ended June 30, 2007 and 2006 (unaudited)                                      8 to 14

Item 2   Management's Discussion and Analysis of Financial Condition and Results
          of Operations                                                                 14 to 24
Item 3   Control and Procedures                                                         24

                                     PART II

Item 1   Legal Proceedings                                                              25

Signature Page                                                                          26

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

                                VSB BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (UNAUDITED)

                                                                                    JUNE 30,       DECEMBER 31,
                                                                                      2007             2006
                                                                                  -------------    -------------
ASSETS:
 Cash and due from banks                                                          $  34,983,022    $  25,363,069
 Investment securities, available for sale                                          112,098,277      113,770,611
 Loans receivable                                                                    60,890,255       66,410,677
  Allowance for loan loss                                                            (1,023,205)      (1,128,824)
                                                                                  -------------    -------------
    Loans receivable, net                                                            59,867,050       65,281,853
 Bank premises and equipment, net                                                     4,144,342        1,554,363
 Accrued interest receivable                                                            795,325          805,681
 Deferred taxes                                                                       2,150,208        2,030,647
 Other assets                                                                         1,111,310        3,078,535
                                                                                  -------------    -------------
      Total assets                                                                $ 215,149,534    $ 211,884,759
                                                                                  =============    =============
LIABILITIES AND STOCKHOLDERS' EQUITY:
Liabilities:
 Deposits:
    Demand and checking                                                           $  64,287,827    $  67,371,582
    NOW                                                                              20,810,121       19,935,769
    Money market                                                                     23,703,782       18,359,007
    Savings                                                                          11,762,026       12,526,485
    Time                                                                             68,942,839       68,229,244
                                                                                  -------------    -------------
      Total Deposits                                                                189,506,595      186,422,087
 Escrow deposits                                                                        219,844          261,063
 Subordinated debt                                                                    5,155,000        5,155,000
 Accounts payable and accrued expenses                                                1,650,851        2,306,312
                                                                                  -------------    -------------
      Total liabilities                                                             196,532,290      194,144,462
                                                                                  -------------    -------------
Employee Stock Ownership Plan Repurchase Obligation                                           -          399,026

STOCKHOLDERS' EQUITY:
 Common stock, ($.0001 par value, 3,000,000 shares authorized, 1,891,759 issued
  and outstanding at June 30, 2007 and December 31, 2006)                                   189              189
 Additional paid in capital                                                           9,053,691        8,667,665
 Retained earnings                                                                   12,330,992       11,293,200
 Unearned Employee Stock Ownership Plan shares                                       (1,155,366)      (1,239,905)
 Accumulated other comprehensive loss,
   net of taxes of $1,406,390 and $1,203,679,
   respectively                                                                      (1,612,262)      (1,379,878)
                                                                                  -------------    -------------
    Total stockholders' equity                                                       18,617,244       17,341,271
                                                                                  -------------    -------------
     Total liabilities and stockholders'
      equity                                                                      $ 215,149,534    $ 211,884,759
                                                                                  =============    =============

See notes to consolidated financial statements.

                                VSB BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                        THREE MONTHS     THREE MONTHS     SIX MONTHS       SIX MONTHS
                                            ENDED            ENDED           ENDED            ENDED
                                        JUNE 30, 2007    JUNE 30, 2006   JUNE 30, 2007    JUNE 30, 2006
                                        -------------    -------------   -------------    -------------
Interest and dividend income:
 Loans receivable                       $   1,501,344    $   1,758,136   $   3,073,697    $   3,506,909
 Investment securities                      1,293,698        1,320,669       2,594,158        2,526,431
 Other interest earning assets                264,761          133,179         511,826          312,627
                                        -------------    -------------   -------------    -------------
     Total interest income                  3,059,803        3,211,984       6,179,681        6,345,967
Interest expense:
 NOW                                           29,960           26,442          58,749           49,645
 Money market                                  97,559           95,447         183,409          179,663
 Savings                                       25,355           21,044          49,783           39,378
 Subordinated debt                             89,039           89,039         178,079          178,079
 Time                                         627,874          531,071       1,243,010          984,954
                                        -------------    -------------   -------------    -------------
     Total interest expense                   869,787          763,043       1,713,030        1,431,719
Net interest income                         2,190,016        2,448,941       4,466,651        4,914,248
Provision (credit) for loan loss                    -                -         (30,000)          25,000
                                        -------------    -------------   -------------    -------------
    Net interest income
       after provision for loan loss        2,190,016        2,448,941       4,496,651        4,889,248
                                        -------------    -------------   -------------    -------------
Non-interest income:
 Loan fees                                     20,532           17,533          48,000           40,300
 Service charges on deposits                  445,491          386,972         862,399          776,728
 Net rental income/(loss)                     (13,121)           3,374           1,692            6,749
 Other income                                  82,291           70,593         164,465          138,244
                                        -------------    -------------   -------------    -------------
     Total non-interest income                535,193          478,472       1,076,556          962,021
                                        -------------    -------------   -------------    -------------

Non-interest expenses:
 Salaries and benefits                        937,988          969,643       1,955,318        2,001,720
 Occupancy expenses                           341,750          279,590         679,725          539,050
 Legal expense/(recovery)                     (16,160)         103,447          (1,634)         162,321
 Professional fees                             44,700           42,000          96,300           90,000
 Computer expense                              70,155           62,097         137,371          122,625
 Directors' fees                               55,700           57,550         107,850          113,450
 Other expenses                               339,818          312,606         655,177          617,040
                                        -------------    -------------   -------------    -------------
     Total non-interest expenses            1,773,951        1,826,933       3,630,107        3,646,206
                                        -------------    -------------   -------------    -------------
       Income before income taxes             951,258        1,100,480       1,943,100        2,205,063
Provision/(benefit) for income taxes:
 Current                                      405,809          509,513         848,539        1,029,487
 Deferred                                      37,428            3,197          56,769           (2,105)
                                        -------------    -------------   -------------    -------------
     Total provision for income taxes         443,237          512,710         905,308        1,027,382
                                        -------------    -------------   -------------    -------------

              Net income                $     508,021    $     587,770   $   1,037,792    $   1,177,681
                                        =============    =============   =============    =============
Basic income per common share           $        0.28    $        0.32   $        0.57    $        0.65
                                        =============    =============   =============    =============
Diluted net income per share            $        0.27    $        0.31   $        0.55    $        0.63
                                        =============    =============   =============    =============
Comprehensive income/(loss)             $     (56,821)   $     134,591   $     805,408    $     198,496
                                        =============    =============   =============    =============
Book value per common share             $        9.84    $        8.01   $        9.84    $        8.01
                                        =============    =============   =============    =============

All per share data has been adjusted for the 5 for 4 stock split, in the form of a 25% stock dividend, paid on May 18, 2006. See notes to consolidated financial statements.

                                VSB BANCORP, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
         YEAR ENDED DECEMBER 31, 2006 AND SIX MONTHS ENDED JUNE 30, 2007
                                   (UNAUDITED)

                                                                                                      ACCUMULATED
                                     NUMBER OF                ADDITIONAL                 UNEARNED        OTHER           TOTAL
                                      COMMON       COMMON      PAID-IN      RETAINED       ESOP      COMPREHENSIVE   STOCKHOLDERS'
                                      SHARES        STOCK      CAPITAL      EARNINGS      SHARES         LOSS            EQUITY
                                    ----------   ----------   ----------   -----------  -----------  -------------   -------------
 Balance at December 31, 2005        1,509,822   $      151   $8,743,200   $ 8,621,693  $(1,408,983) $  (1,424,127)  $  14,531,934
Reclass due to the adoption of
 SEC SAB 108                                 -            -            -       125,914            -              -         125,914
                                    ----------   ----------   ----------   -----------  -----------  -------------   -------------
 Balance at January 1, 2006          1,509,822          151    8,743,200     8,747,607   (1,408,983)    (1,424,127)     14,657,848

Exercise of stock option,
    including tax benefit                3,750                    46,232                                                    46,232
Amortization of earned portion
    of ESOP common stock                                                                    169,078                        169,078
5 for 4 stock split and purchase
    of fractional shares               378,187           38         (367)                                                     (329)
Amortization of deficit fair
    value of cost - ESOP                                          (6,785)                                                   (6,785)
Transfer to ESOP repurchase
    obligation                                                  (114,615)                                                 (114,615)
Comprehensive income:
  Net income                                                                 2,545,593                                   2,545,593
  Other comprehensive income, net:
    Change in unrealized loss on
    securities available for
     sale, net of tax effects                -            -            -             -            -         44,249          44,249
                                    ----------   ----------   ----------   -----------  -----------  -------------   -------------
Total comprehensive income                                                                                               2,589,842

 Balance at December 31, 2006        1,891,759          189    8,667,665    11,293,200   (1,239,905)    (1,379,878)     17,341,271
                                    ----------   ----------   ----------   -----------  -----------  -------------   -------------
Amortization of earned portion
    of ESOP common stock                                                                     84,539                         84,539
Amortization of deficit fair
    value of cost - ESOP                                         (13,000)                                                  (13,000)
Transfer from ESOP repurchase
    obligation                                                   399,026                                                   399,026
Comprehensive income:
  Net income                                                                 1,037,792                                   1,037,792
  Other comprehensive income, net:
    Change in unrealized loss on
    securities available for
    sale, net of tax effects                 -            -            -             -            -       (232,384)       (232,384)
                                    ----------   ----------   ----------   -----------  -----------  -------------   -------------
Total comprehensive income                                                                                                 805,408

 Balance at June 30, 2007            1,891,759   $      189   $9,053,691   $12,330,992  $(1,155,366) $  (1,612,262)  $  18,617,244
                                    ==========   ==========   ==========   ===========  ===========  =============   =============

All per share data has been adjusted for the 5 for 4 stock split, in the form of a 25% stock dividend, paid on May 18, 2006. See notes to consolidated financial statements.

                                VSB BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                  THREE MONTHS     THREE MONTHS      SIX MONTHS       SIX MONTHS
                                                                      ENDED            ENDED            ENDED            ENDED
                                                                  JUNE 30, 2007    JUNE 30, 2006    JUNE 30, 2007    JUNE 30, 2006
                                                                  -------------    -------------    -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                      $     508,021    $     587,770    $   1,037,792    $   1,177,681
  Adjustments to reconcile net income to net cash
    provided by operating activities
  Depreciation and amortization                                         164,171          115,233          308,022          217,558
  Accretion of income, net of amortization of premium                   (50,272)         (96,770)        (107,984)        (187,392)
  ESOP compensation expense                                              35,006           43,772           71,539           84,020
  Provision/(credit) for loan losses                                          -                -          (30,000)          25,000
  (Increase)/decrease in prepaid and other assets                      (127,960)         164,586         (175,641)        (327,547)
  (Increase)/decrease in accrued interest receivable                     13,062          (78,609)          10,356         (101,840)
  Decrease/(increase) in deferred income taxes                           63,809            3,197           83,150           (2,105)
  (Decrease)/increase in accrued expenses and other liabilities        (350,643)        (363,402)        (655,461)        (357,754)
                                                                  -------------    -------------    -------------    -------------
        Net cash provided by operating activities                       255,194          375,777          541,773          527,621
                                                                  -------------    -------------    -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net decrease/(increase) in loan receivable                            593,894         (896,471)       5,541,952        2,272,731
  Proceeds from repayment of investment securities,
      available for sale                                              7,093,447        5,308,655       12,759,728       10,121,487
  Purchases of investment securities, available for sale            (11,511,654)     (12,974,093)     (11,511,654)     (23,944,173)
  Purchases of premises and equipment                                   (71,412)        (467,110)        (755,135)        (489,344)
                                                                  -------------    -------------    -------------    -------------
        Net cash (used in)/provided by investing activities          (3,895,725)      (9,029,019)       6,034,891      (12,039,299)
                                                                  -------------    -------------    -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase/(decrease) in deposits                                 7,121,912        5,513,510        3,043,289        7,974,607
  Exercise stock option                                                       -           42,170                -           42,170
  5 for 4 stock split and the purchase of fractional shares                   -             (329)               -             (329)
                                                                  -------------    -------------    -------------    -------------
        Net cash provided by financing activities                     7,121,912        5,555,351        3,043,289        8,016,448
                                                                  -------------    -------------    -------------    -------------

NET INCREASE/(DECREASE) IN CASH
  AND CASH EQUIVALENTS                                                3,481,381       (3,097,891)       9,619,953       (3,495,230)
                                                                  -------------    -------------    -------------    -------------

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                                31,501,641       30,926,808       25,363,069       31,324,147
                                                                  -------------    -------------    -------------    -------------

CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                                   $  34,983,022    $  27,828,917    $  34,983,022    $  27,828,917
                                                                  =============    =============    =============    =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
  Cash paid during the period for:
    Interest                                                      $   1,056,311    $     646,527    $   2,051,408    $   1,441,226
                                                                  =============    =============    =============    =============
    Taxes                                                         $     666,165    $     841,170    $   1,207,459    $   1,226,059
                                                                  =============    =============    =============    =============
  Transfer of construction in progress to premises and
     equipment                                                    $           -    $           -    $   2,142,866    $           -
                                                                  =============    =============    =============    =============

See notes to consolidated financial statements.

VSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

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

     Cash and Cash Equivalents - Cash and cash equivalents consists of cash on hand, due from banks and interest-bearing deposits. Net cash flows are reported for customer loan and deposit transactions and interest-bearing deposits. Regulation D of the Board of Governors of the Federal Reserve system requires that Victory State Bank maintain non-interest-bearing deposits or cash on hand as reserves against its demand deposits. The amount of reserves which Victory State Bank is required to maintain depends upon its level of transaction accounts. During the fourteen day period from June 21, 2007 through July 4, 2007, Victory State Bank was required to maintain reserves, after deducting vault cash, of $2,591,000. Reserves are required to be maintained on a fourteen day basis, so, from time to time, Victory State Bank may use available cash reserves on a day to day basis, so long as the fourteen day average reserves satisfy Regulation D requirements. Victory State Bank is required to report transaction account levels to the Federal Reserve on a weekly basis.

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

     It is the policy of the Company to provide a valuation allowance for probable incurred losses on loans based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations which may affect the borrower's ability to repay, estimated value of underlying collateral and current economic conditions in the Company's lending area. The allowance is increased by provisions for loan losses charged to earnings and is reduced by charge-offs, net of recoveries. While management uses available information to estimate losses on loans, future additions to the allowance may be necessary based upon the expected growth of the loan portfolio and any changes in economic conditions beyond management's control. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on judgments different from those of management. Management believes, based upon all relevant and available information, that the allowance for loan losses is appropriate.

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

     Basic and Diluted Net Income Per Common Share - Basic net income per share of common stock is based on 1,828,982 shares and 1,817,155 shares, the weighted average number of common shares outstanding for the three months ended June 30, 2007 and 2006, respectively. Diluted net income per share of common stock is based on 1,877,695 and 1,869,463, the weighted average number of common shares and potentially dilutive common shares outstanding for the three months ended June 30, 2007 and 2006, respectively. The weighted average number of potentially dilutive common shares excluded in calculating diluted net income per common share due to the anti-dilutive effect is 52,412 and 76,487 shares for the three months ended June 30, 2007 and 2006, respectively. Common stock equivalents were calculated using the treasury stock method. All per share data throughout this report has been adjusted to reflect, retroactively, a 5-for-4 stock split, in the form of a 25% stock dividend that was declared by the Board of Directors to stockholders of record on May 3, 2006.

     Basic net income per share of common stock is based on 1,827,758 shares and 1,814,545 shares, the weighted average number of common shares outstanding for the six months ended June 30, 2007 and 2006, respectively. Diluted net income per share of common stock is based on 1,877,098 and 1,864,105, the weighted average number of common shares and potentially dilutive common shares outstanding for the six months ended June 30, 2007 and 2006, respectively. The weighted average number of potentially dilutive common shares excluded in calculating diluted net income per common share due to the anti-dilutive effect is 51,785 and 69,193 shares for the six months ended June 30, 2007 and 2006, respectively. Common stock equivalents were calculated using the treasury stock method. All per share data throughout this report has been adjusted to reflect, retroactively, a 5-for-4 stock split, in the form of a 25% stock dividend that was declared by the Board of Directors to stockholders of record on May 3, 2006.

     The reconciliation of the numerators and the denominators of the basic and diluted per share computations for the three and six months ended June 30, are as follows:

                                           Three Months Ended                              Three Months Ended
                                              June 30, 2007                                   June 30, 2006
                              ---------------------------------------------   ---------------------------------------------
                                                Weighted                                        Weighted
                                   Net           Average        Per Share          Net           Average        Per Share
Reconciliation of EPS            Income          Shares          Amount          Income          Shares          Amount
---------------------------   -------------   -------------   -------------   -------------   -------------   -------------
Basic income per
  common share
---------------------------
Net income available to
 common stockholders          $     508,021       1,828,982   $        0.28   $     587,770       1,817,155   $        0.32
                                                              =============                                   =============
Effect of dilutive shares
---------------------------
  Weighted average
    shares, if converted                             48,713                                          52,308
                                              -------------                                   -------------
Diluted net income  per
  common share
---------------------------
Net income available to
 common stockholders          $     508,021       1,877,695   $        0.27   $     587,770       1,869,463   $        0.31
                              =============   =============   =============   =============   =============   =============

                                            Six Months Ended                                Six Months Ended
                                              June 30, 2007                                   June 30, 2006
                              ---------------------------------------------   ---------------------------------------------
                                                Weighted                                        Weighted
                                   Net           Average        Per Share          Net           Average        Per Share
Reconciliation of EPS            Income          Shares          Amount          Income          Shares          Amount
---------------------------   -------------   -------------   -------------   -------------   -------------   -------------
Basic income per
  common share
---------------------------
Net income available to
 common stockholders          $   1,037,792       1,827,758   $        0.57   $   1,177,681       1,814,545   $        0.65
                                                              =============                                   =============
Effect of dilutive shares
---------------------------
  Weighted average
    shares, if converted                             49,340                                          49,560
                                              -------------                                   -------------
Diluted net income  per
  common share
---------------------------
Net income available to
 common stockholders          $   1,037,792       1,877,098   $        0.55   $   1,177,681       1,864,105   $        0.63
                              =============   =============   =============   =============   =============   =============

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

     The stock option components of the five stock option plans, as of June 30, 2007, and changes during the six months ended, consist of the following:

                                                                    2007
                                                 ------------------------------------------
                                                                  Weighted
                                                                  Average       Aggregate
                                                                  Exercise      Intrinsic
                                                    Shares         Price          Value
                                                 ------------   ------------   ------------
Options outstanding                                   177,998   $      10.36
 at the beginning of the year
     Granted                                                -              -
     Canceled                                               -              -
     Exercised                                              -              -
                                                 ------------
Options outstanding at June 30, 2007                  177,998   $      10.36   $    533,994
                                                 ============   ============   ============
Options exercisable at June 30, 2007                  177,998   $      10.36   $    533,994
                                                 ============   ============   ============

Weighted average remaining contractual life of
 options outstanding at June 30 , 2007              4.2 Years

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

     In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"), which prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 as of January 1, 2007. A tax position is recognized as a benefit only if it is "more likely than not" that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that has a greater than 50% likelihood of being realized on examination. For tax positions not meeting the "more likely than not" test, no tax benefit is recorded. The adoption had no affect on the Company's consolidated financial position or results of operations.

     The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the state of New York. The Company is no longer subject to examination by taxing authorities for years before 2002. The Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.

     The Company recognizes interest related to income tax matters as interest expense and penalties related to income tax matters as other expense. The Company did not have any amounts accrued for interest and penalties at January 1, 2007 and June 30, 2007.

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AT JUNE 30, 2007

Total assets were $215,149,534 at June 30, 2007, an increase of $3,264,775 or, 1.5%, from December 31, 2006. The increase resulted from the investment of funds which were available to us as the result of an increase in deposits. The deposit increase was caused generally by our efforts to grow our franchise and specifically by the deposit increases at all our branch offices. The net increase in assets can be summarized as follows:

     o    A $9,619,953 increase in cash and equivalents; offset by
     o    A $5,414,803 decrease in net loans receivable; and
     o    A $1,672,334 decrease in investment securities available for sale; and

          $2,142,866, reported as construction in progress at December 31, 2006 was transferred to premises and equipment when we opened and occupied our new main office at 4142 Hylan Boulevard on February 20, 2007. In addition, we also experienced changes in other asset categories due to normal fluctuations in operations.

          The decline in loans, our highest yielding asset category, was the result of a number of factors. The largest component of our loans represent loans to the residential building trades and related businesses on Staten Island. A slow down in the housing market has reduced business activity among our customers. In addition, we have experienced an increase in competition as the number of banks with offices on Staten Island has increased and some existing local banks have been acquired by larger banks with greater resources.

          Our deposits (including escrow deposits) were $189,726,439 at June 30, 2007, an increase of $3,043,289, or 1.6%, from December 31, 2006. The increase in deposits resulted from increases of $874,352 in NOW accounts, $5,344,775 in money market accounts, and $713,595 in time deposits, partially offset by decreases of $3,124,974 in non-interest demand deposit and $764,459 in savings accounts. The decrease in non-interest bearing accounts was due to the normal fluctuations associated with the demand accounts and a softening of the real estate market, which lowers our aggregate real estate related demand deposits.

          Total stockholders' equity was $18,617,244 at June 30, 2007, an increase of $1,275,973 from December 31, 2006. The increase reflected net income of $1,037,792 for the six months ended June 30, 2007 increased by a reduction of $84,539 in Unearned ESOP shares reflecting the effect of the gradual payment of the loan we made to fund the ESOP's purchase of our stock. The increase in stockholders' equity was partially offset by the $232,384 increase of the unrealized loss on securities available for sale for the six months ended June 30, 2007 principally due to the increase in market interest rates, which drove down the market value of our fixed rate bond portfolio, the prepayment of the investment securities and the change in market interest rates. The unrealized loss is excluded from the calculation of regulatory capital. Management does not anticipate selling securities in this portfolio, but changes in market interest rates or in the demand for funds may change management's plans with respect to the securities portfolio. If there is a material increase in interest rates, the market value of the available for sale portfolio may decline. Management believes that the principal and interest payments on this portfolio, combined with the existing liquidity, will be sufficient to fund loan growth and potential deposit outflow.

          The change in stockholders' equity also included an increase of $386,026 in additional paid in capital primarily due to a $399,026 transfer from the ESOP repurchase obligation back to additional paid in capital. Our common stock is now listed on the NASDAQ Capital Market and therefore we no longer have an obligation to repurchase stock that the ESOP distributes to participants.

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

EFFECT OF ADVERSE CONDITIONS IN THE RESIDENTIAL MORTGAGE MARKET.

          We do not expect that adverse conditions in the residential mortgage market throughout the United States will have a direct adverse effect on our financial condition or results of operations. We are not a residential mortgage lender. At June 30, 2007, we owned $103.6 million of securities that are either collateralized by residential mortgage loans or that represent shares in pools of such loans. However, 92.3% of those securities are issued or guaranteed by FNMA, GNMA or FHLMC. The remainder of the securities' portfolio are all investment grade securities rated AAA. We do not hold any loans in our portfolio of the type that are commonly known as subprime residential mortgage loans

          Many of our customers, both loan and deposit customers, are involved in the residential construction business in Staten Island. A slow down in the housing market or a reduction in the availability of residential mortgage loans could have an adverse effect on our customers and reduce their business activity. This could, in turn, cause a reduction in their demand for loans from us, such as construction loans to build new homes. It could also affect the level of deposits they maintain.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND JUNE 30, 2006

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

          General. We had net income of $508,021 for the quarter ended June 30, 2007, compared to net income of $587,770 for the comparable quarter in 2006. The principal categories which make up the 2007 net income are:

               o    Interest income of $3,059,803
               o    Reduced by interest expense of $869,787
               o    Increased by non-interest income of $535,193
               o    Reduced by non-interest expense of $1,773,951
               o    Reduced by $443,237 in income tax expense

          We discuss each of these categories individually and the reasons for the differences between the quarters ended June 30, 2007 and 2006 in the following paragraphs. In general, the principal reasons for the decline in net income when comparing the second quarter of 2007 with the same quarter in 2006 were a reduction in interest-earning assets, primarily in the loan portfolio, which reduced interest income, and an increase in the cost of deposits, which increased interest expense.

          Interest Income. Interest income was $3,059,803 for the quarter ended June 30, 2007, compared to $3,211,984 for the quarter ended June 30, 2006, a decrease of $152,181, or 4.7%. The principal reason for this decrease was a $10,640,572 decrease in the average balance of our loan portfolio. The decline in the average balance of loans was the principal component of a $6,619,831 decline in average earning assets from $198,737,870 for the second quarter of 2006 to $192,118,039 for the second quarter of 2007. Loans are our highest yielding asset category, and to the extent that we are unable to invest available funds in satisfactory loans, we must invest those funds in lower yielding investment securities and overnight investments at lower yields. Therefore, the reduction in loans not only reduced the overall volume of interest earning assets but also had the effect of reducing average yields. The decrease in interest income from the decline in average loans and a decrease of $5,445,049 in the average balance of investment securities was partially mitigated by an increase of $9,465,790 in the average balance of other interest-earning assets, coupled with the increase in the average yields on those assets.

          Our average loan yield declined slightly because we experienced a higher level of loan prepayments in the second quarter of 2006, which resulted in the accelerated recognition of origination fee income. The yields on all other principal asset categories increased as the Fed Funds rate increased during the first half of 2006, causing increases in other interest rate indexes, such as the Prime Rate, and market interest rates generally. The yields on our other interest earning assets, principally short-term liquid assets, increased more rapidly than the yield on our investment securities. This occurred because liquid assets have short terms and their yields adjust more quickly as market interest rates change while the rates we earn on our investment securities are primarily either fixed rates or rates that adjust at less frequent intervals.

          The average balance of our loans decreased 15.0% to $60,410,867 for the quarter ended June 30, 2007 from $71,051,439 during the 2006 quarter. The decrease in average balance reflects the volatility inherent in the shorter maturity loans, the increase in competition for such loans and the general softening of the real estate market. The average yield on loans decreased by 11 basis points, from 9.89% to 9.78%. The decline in average loan balance was the primary cause of a $256,792 decrease in interest income from our loan portfolio. In the future, fluctuations in the prime rate will have a direct effect on our loan yields, except to the extent that a significant future decline in the prime rate may cause a lesser reduction in yield because many of our loans have interest rate floors that would be triggered if such a decline occurs.

          The average yield on our investment securities portfolio increased 12 basis points, from 4.57% to 4.69%, due to purchase of new investment securities at higher market rates than the yields on the principal paydowns we received. The yield on investment securities increased slowly because most of the bonds and notes in our investment portfolio have either fixed interest rates or interest rates that react more slowly to changes in market interest rate conditions. The average balance of our investment portfolio decreased by $5,445,049, or 4.70%, between the periods. The decrease in volume, partially offset by the increase in yield, resulted in an overall $26,971 decrease in interest income from investment securities. The investment securities portfolio represented 83.9% of average non-loan interest earning assets in the 2007 period compared to 90.8% in the 2006 period.

          Finally, we had a $131,582 increase in income from overnight funds and other interest earning assets due to the higher market rates on short term and overnight investments and an increase in average balance. The yield on these investments increased 45 basis points from the second quarter of 2006 to the second quarter of 2007, reflecting the effect of increases in the federal funds rate during the first half of 2006. We increased the average balance of overnight investments because they provide us with greater reinvestment flexibility as we exert efforts to increase our loan portfolio and because the gap between the rates on overnight investments versus the rates on investment securities narrowed as short-term market rates rose while longer term rates remained more steady.

          Interest Expense. Interest expense was $869,787 for the quarter ended June 30, 2007, compared to $763,043 for the quarter ended June 30, 2006, an increase of 14.0%. More than 91%, or $96,803, of the $106,744 increase in interest expense was represented by an increase in the cost of our time deposits. The average balance of time accounts increased by $895,093 (or 1.4%), and there was a 53 basis point increase in the average cost of time deposits. The increase in cost was due to the increase in market rates between the two comparable quarters.

          Our average cost of funds increased from 2.40% to 2.84% between the periods, primarily due to the increase in the cost of time deposits and, to a lesser extent, the increased cost of other interest bearing deposits. Competition and the increase in prevailing market interest rates required an increase in the rates we offered on both new and renewing time deposits. While we were able to limit interest rate increases in other deposit categories as market interest rates rose, further increases in market rates, if they occur, can be expected to compel increases in the rates we offer on these deposit categories to maintain our competitive posture. Any further increase in competition may accelerate the increase in our cost of funds resulting from increases in market interest rates as more banks compete for customer deposits.

          Net Interest Income Before Provision for Loan Losses. Net interest income before the provision for loan losses was $2,190,016 for the quarter ended June 30, 2007, a decrease of $258,925, or 10.6% over the $2,448,941 in the comparable 2006 quarter. The decrease resulted principally from an increase in our cost of funds and a decline in the average balance of our loan portfolio. Our net interest spread decreased to 3.49% in the second quarter of 2007 compared to 4.07% in the second quarter of 2006 and our net interest margin decreased to 4.51% in the second quarter of 2007 compared to 4.93% in the second quarter of 2006, respectively. On the asset side, the average yield on earning assets in the 2007 period declined to 6.33% from 6.47% in the June 2006 period, or a decrease of 14 basis points. Although market rates increased, the reduction in average loans and the deployment of funds into lower yielding liquid assets had a greater effect on our average yields. On the liability side, there was an increase in our cost of funds of 44 basis points from 2006 due principally to the increased cost of time deposits.

          Our margin declined more slowly than our spread because, as most of the average yields on our assets increase, checking accounts, which represent a no-cost funding source, become more valuable because we can invest the proceeds of those deposits at higher yields. However, our average volume of checking accounts has declined recently. This has resulted from a softening real estate market, which causes the aggregate balance of demand deposits to decline due to our strategy of attracting deposits from attorneys and other customers linked to the real estate businesses. Management continually seeks to maintain a high level of non-interest checking accounts through developing relationships with local businesses and attorneys. Maintaining a high percentage of non-interest checking accounts is particularly advantageous in a rising rate environment because these no-cost funds can be invested at the higher yields. However, increases in market interest rates make interest-bearing deposit products more attractive to customers and may cause funds to shift from non-interest checking into interest-bearing deposit products.

          Provision for Loan Losses. We did not take a provision for loan losses for the quarters ended June 30, 2007 and 2006. The provision for loan losses in any period depends upon the amount necessary to bring the allowance for loan losses to the level management believes is appropriate, after taking into account charge offs and recoveries. Our allowance for loan losses is based on management's evaluation of the risks inherent in our loan portfolio and the general economy. Management periodically evaluates both broad categories of performing loans and problem loans individually to assess the appropriate level of the allowance.

          Although management uses available information to assess the appropriateness of the allowance on a quarterly basis in consultation with outside advisors and the board of directors, changes in national or local economic conditions, the circumstances of individual borrowers, or other factors, may change, increasing the level of problem loans and requiring an increase in the level of the allowance. The allowance for loan losses represented 1.68% of total loans at June 30, 2007, but there can be no assurance that a higher level, or a higher provision for loan losses, will not be necessary in the future.

          Non-interest Income. Non-interest income was $535,193 for the three months ended June 30, 2007, compared to $478,472 during the same period last year. The $56,721, or 11.9%, increase in non-interest income was a direct result of a $58,519 increase in service charges on deposits (primarily non-sufficient fund fees), and a $14,523 increase in other income offset by a decrease in net rental income of $16,495. Service fees on deposit accounts, principally non-sufficient funds fees, increased from 2006 to 2007 as the volume of deposit account transactions generating fee income increased. The increase in other income is a direct result of the Bank taking on a select, limited group of licensed consumer check cashing companies as deposit customers. These companies generate fee income through per item charges on their deposits.

          Non-interest Expense. Non-interest expense was $1,773,951 for the quarter ended June 30, 2007, compared to $1,826,933 for the quarter ended June 30, 2006. The principal causes of the $52,982 decrease were:

     o a $31,655 decrease in salaries and benefits expense, due to a reduction in our incentive compensation accrual and a decrease in SAR related expense due to a decline in our stock price, partially offset by normal salary increases, a slight increase in staffing and higher benefit costs.
     o $62,160 in higher occupancy expenses due to the operation of our branch in Rosebank and the opening of our new main office in Great Kills.
     o a $119,607 decrease in legal expenses due in part to the reimbursement from our insurance company of legal fees previously expensed.

          Income Tax Expense. Income tax expense was $443,237 for the quarter ended June 30, 2007, compared to income tax expense of $512,710 for the quarter ended June 30, 2006. The reduction in income tax expense was due to the $149,222 decrease in income before income taxes in the 2007 quarter. Our effective tax rate remained the same for the quarters ended June 30, 2007 and 2006 at 46.6%.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND JUNE 30, 2006

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

          General. We had net income of $1,037,792 for the six months ended June 30, 2007, compared to net income of $1,177,681 for the comparable six months in 2006. The principal categories which make up the 2007 net income are:

               o    Interest income of $6,179,681
               o    Reduced by interest expense of $1,713,030
               o    Increased  by a credit to the  provision  for loan losses of
                    $30,000
               o    Increased by non-interest income of $1,076,556
               o    Reduced by non-interest expense of $3,630,107
               o    Reduced by $905,308 in income tax expense

          We discuss each of these categories individually and the reasons for the differences between the six months ended June 30, 2007 and 2006 in the following paragraphs. In general, the principal reasons for the decline in net income when comparing the first six months of 2007 with the same period in 2006 were a reduction in average interest-earning assets and higher costs of deposits, which reduced net interest income, and an increase in occupancy expenses due to the addition of one new branch office and our new main office, which was partially offset by a recovery of legal fees that were previously expensed.

          Interest Income. Interest income was $6,179,681 for the six months ended June 30, 2007, compared to $6,345,967 for the six months ended June 30, 2006, a decrease of $166,286, or 2.6%. The principal reason for this decrease was a $10,287,107 decrease in the average balance of our loan portfolio. The decline in the average balance of loans was the principal component of a $5,489,516 decline in average earning assets from $198,953,832 for the six months of 2006 to $193,464,316 for the first six months of 2007. This decline in average loans was partially offset by an increase in the average loan yield. The decrease in interest income from the decline in average loans was partially mitigated by an increase of $6,029,538 in the average balance of other interest-earning assets, coupled with the increase in the average yields on investment securities and other interest earning assets. Loans are our highest yielding asset category, and to the extent that we are unable to invest available funds in satisfactory loans, we must invest those funds in lower yielding investment securities and overnight investments at lower yields.

          The yields on all principal asset categories increased as the Fed Funds rate increased, during the first half of 2006, causing increases in other interest rate indexes, such as the Prime Rate, and market interest rates generally. The yields on our loan portfolio and our other interest earning assets, principally short term liquid assets, increased more rapidly than the yield on our investment securities. This occurred because most of our loans and liquid assets tend to have interest rates that adjust more quickly as market interest rates change while the rates we earn on our investment securities are primarily either fixed rates or rates that adjust at less frequent intervals.

          The average balance of our loans decreased 14.3% to $61,823,241 for the six months ended June 30, 2007 from $72,110,348 during the 2006 period. The decrease in average balance reflects the volatility inherent in the shorter maturity loans, the increase in competition for such loans and the general softening of the real estate market. The average yield on loans increased by 25 basis points, from 9.69% to 9.94%, as the Prime Rate rose during the first six months of 2006. The increase in average yield had a less significant effect than the decline in average loan balance resulting in a $433,212 decrease in interest income from our loan portfolio. In the future, fluctuations in the prime rate will have a direct effect on our loan yields, except to the extent that the effect of a significant future decline in the prime rate may cause a lesser reduction in yield because many of our loans have interest rate floors that would be triggered if such a decline occurs.

          The average yield on our investment securities portfolio increased 17 basis points, from 4.54% to 4.71%, due to the purchases of securities at higher market interest rates than the yields on the paydown of existing securities we received. The yield on investment securities increased more slowly than the yield on loans because most of the bonds and notes in our investment portfolio have either fixed interest rates or interest rates that react more slowly than our loans to changes in market interest rate conditions. The average balance of our investment portfolio decreased by $1,231,947, or 1.1%, between the periods. The increase in yield and decrease in volume resulted in an overall $67,727 increase in interest income from investment securities. The investment securities portfolio represented 84.3% of average non-loan interest earning assets in the 2007 period compared to 88.5% in the 2006 period.

          Finally, we had a $199,199 increase in income from overnight funds and other interest earning assets due to the higher market rates on short term and overnight investments and an increase in average balance. The yield on these investments increased 69 basis points from the first six months of 2006 to the first six months of 2007, reflecting the effect of increases in the federal funds rate during the first half of 2006. We increased the average balance of overnight investments because they provide us with greater reinvestment flexibility as we exert efforts to increase our loan portfolio and because the gap between the rates on overnight investments versus the rates on investment securities narrowed as short-term market rates rose while longer term rates remained more steady.

          Interest Expense. Interest expense was $1,713,030 for the six months ended June 30, 2007, compared to $1,431,719 for the six months ended June 30, 2006, an increase of 19.7%. More than 92%, or $258,056, of the $281,311 increase in interest expense was represented by an increase in the cost of our time deposits. While the average balance of time accounts only increased by $167,310, there was a 77 basis point increase in the average cost of time deposits. The increase in rate was due to the increase in market rates between the two comparable periods.

          Our average cost of funds increased from 2.27% to 2.80% between the periods, primarily due to the increase in the cost of time deposits and to a lesser extent, the increased cost of other interest bearing deposits. Competition and the increase in prevailing market interest rates required an increase in the rates we offered on both new and renewing time deposits. While we were able to limit interest rate increases in other deposit categories as market interest rates rose, further increases in market rates, if they occur, can be expected to compel increases in the rates we offer on these deposit categories to maintain our competitive posture. Any further increase in competition may accelerate the increase in our cost of funds resulting from increases in market interest rates as more banks compete for customer deposits.

          Net Interest Income Before Provision for Loan Losses. Net interest income before the provision for loan losses was $4,466,651 for the six months ended June 30, 2007, a decrease of $447,597, or 9.1% over the $4,914,248 in the comparable 2006 period. The decrease resulted principally from the increase in our cost of funds and the decline in the average balance of our loan portfolio. Our net interest spread decreased to 3.61% in the first six months of 2007 compared to 4.12% in the first six months of 2006 and our net interest margin decreased to 4.63% in the first six months of 2007 compared to 4.94% in the first six months of 2006, respectively. On the asset side, the average yield on earning assets in the 2007 period rose to 6.41% from 6.39% in the June 2006 period, or an increase of 2 basis points. Although the yield on such asset categories increased by more than 2 basis points, the reduction in loans as a percentage of interest earning assets put downward pressure on average yields. On the liability side, there was an increase in our cost of funds of 53 basis points from 2006.

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

          Provision for Loan Losses. For the six months ended June 30, 2007, we took a $30,000 credit to the provision for loan losses, compared to a $25,000 provision for loan losses for the six months ended June 30, 2006. The credit to the provision for loan losses was due to the decline the loan portfolio balance, and the level of recoveries on loans previously charged-off, which are added to the allowance for loan losses. The provision for loan losses in any period depends upon the amount necessary to bring the allowance for loan losses to the level management believes is appropriate, after taking into account charge offs and recoveries. Our allowance for loan losses is based on management's evaluation of the risks inherent in our loan portfolio and the general economy. Management periodically evaluates both broad categories of performing loans and problem loans individually to assess the appropriate level of the allowance.

          Although management uses available information to assess the appropriateness of the allowance on a quarterly basis in consultation with outside advisors and the board of directors, changes in national or local economic conditions, the circumstances of individual borrowers, or other factors, may change, increasing the level of problem loans and requiring an increase in the level of the allowance. The allowance for loan losses represented 1.68% of total loans at June 30, 2007, but there can be no assurance that a higher level, or a higher provision for loan losses, will not be necessary in the future.

          Non-interest Income. Non-interest income was $1,076,556 for the six months ended June 30, 2007, compared to $962,021 during the same period last year. The $114,535, or 11.9%, increase in non-interest income was a direct result of a $85,671 increase in service charges on deposits (primarily non-sufficient fund fees) and a $26,221 increase in other income. Service fees on deposit accounts, principally non-sufficient funds fees, increased from 2006 to 2007 as the volume of deposit account transactions generating fee income increased. The increase in other income is a direct result of the Bank taking on a select, limited group of licensed consumer check cashing companies as deposit customers. These companies generate fee income through per item charges on their deposits.

          Non-interest Expense. Non-interest expense was $3,630,107 for the six months ended June 30, 2007, compared to $3,646,206 for the six months ended June 30, 2006. The principal causes of the $16,099 decrease were:

     o a $46,402 decrease in salaries and benefits expense, due to a reduction in our incentive compensation accrual and a decrease in SAR related expenses, due to a decline in our stock price, partially offset by normal salary increases, a slight increase in staffing and higher benefit costs.
     o $140,675 in higher occupancy expenses due to the operation of our branch in Rosebank and the opening of our new main office in Great Kills.
     o a $163,955 decrease in legal expenses due to the reimbursement from our insurance company of legal fees previously expensed and a reduction in attorney fees from the 2006 period.

          Income Tax Expense. Income tax expense was $905,308 for the six months ended June 30, 2007, compared to income tax expense of $1,027,382 for the six months ended June 30, 2006. The $122,074 reduction in income tax expense was due to the $261,963 decrease in income before income taxes in the 2007 period. Our effective tax rate remained the same for the six months ended June 30, 2007 and 2006 at 46.6%.

                                VSB BANCORP, INC.
                       CONSOLIDATED AVERAGE BALANCE SHEETS
                                   (UNAUDITED)

                                                           Three                                     Three
                                                        Months Ended                              Months Ended
                                                       June 30, 2007                             June 30, 2006
                                          ----------------------------------------  ---------------------------------------
                                             Average                       Yield/      Average                      Yield/
                                             Balance        Interest        Cost       Balance        Interest       Cost
                                          -------------   -------------   --------  -------------   -------------  --------
ASSETS:
Interest-earning assets:
  Loans receivable                        $  60,410,867   $   1,501,344       9.78% $  71,051,439   $   1,758,136      9.89%
  Investment securities, afs                110,527,053       1,293,698       4.69    115,972,102       1,320,669      4.57
  Other interest-earning assets              21,180,119         264,761       5.01     11,714,329         133,179      4.56
                                          -------------   -------------             -------------   -------------
  Total interest-earning assets             192,118,039       3,059,803       6.33    198,737,870       3,211,984      6.47
Non-interest earning assets                  14,599,860                                14,098,652
                                          -------------                             -------------
  Total assets                            $ 206,717,899                             $ 212,836,522
                                          =============                             =============
LIABILITIES AND EQUITY:
Interest-bearing liabilities:
  Savings accounts                        $  12,158,415          25,355       0.84  $  12,885,962          21,044      0.66
  Time accounts                              67,095,405         627,874       3.75     66,200,312         531,071      3.22
  Money market accounts                      20,014,699          97,559       1.96     20,816,866          95,447      1.84
  Now accounts                               19,785,685          29,960       0.61     22,221,904          26,442      0.48
  Subordinated debt                           5,155,000          89,039       6.91      5,155,000          89,039      6.91
                                          -------------   -------------             -------------   -------------
    Total interest-bearing liabilities      124,209,204         869,787       2.84    127,280,044         763,043      2.40
  Checking accounts                          62,044,199                                68,214,024
                                          -------------                             -------------
Total deposits and subordinated debt        186,253,403                               195,494,068
Other liabilities                             1,638,568                                 2,257,210
                                          -------------                             -------------
  Total liabilities                         187,891,971                               197,751,278
Equity                                       18,825,928                                15,085,244
                                          -------------                             -------------
  Total liabilities and equity            $ 206,717,899                             $ 212,836,522
                                          =============                             =============
Net interest income/net interest
 rate spread                                              $   2,190,016       3.49%                 $   2,448,941      4.07%
                                                          =============   ========                  =============  ========
Net interest earning assets/net
 interest margin                          $  67,908,835                       4.51% $  71,457,826                      4.93%
                                          =============                   ========  =============                  ========
Ratio of interest-earning assets
 to interest-bearing liabilities                   1.55x                                     1.56x
                                          =============                             =============
Return on Average Assets (1)                       0.96%                                     1.10%
                                          =============                             =============
Return on Average Equity (1)                      10.50%                                    15.53%
                                          =============                             =============
Tangible Equity to Total Assets                    8.65%                                     6.63%
                                          =============                             =============

                                                            Six                                       Six
                                                        Months Ended                              Months Ended
                                                       June 30, 2007                             June 30, 2006
                                          ----------------------------------------  ---------------------------------------
                                             Average                       Yield/      Average                      Yield/
                                             Balance        Interest        Cost       Balance        Interest       Cost
                                          -------------   -------------  ---------  -------------   -------------  --------
ASSETS:
Interest-earning assets:
  Loans receivable                        $  61,823,241   $   3,073,697       9.94% $  72,110,348   $   3,506,909      9.69%
  Investment securities, afs                111,027,255       2,594,158       4.71    112,259,202       2,526,431      4.54
  Other interest-earning assets              20,613,820         511,826       5.01     14,584,282         312,627      4.32
                                          -------------   -------------             -------------   -------------
  Total interest-earning assets             193,464,316       6,179,681       6.41    198,953,832       6,345,967      6.39
Non-interest earning assets                  15,596,744                                14,124,383
                                          -------------                             -------------
  Total assets                            $ 209,061,060                             $ 213,078,215
                                          =============                             =============
LIABILITIES AND EQUITY:
Interest-bearing liabilities:
  Savings accounts                        $  12,284,927          49,783       0.82  $  13,836,486          39,378      0.57
  Time accounts                              66,928,171       1,243,010       3.75     66,760,861         984,954      2.98
  Money market accounts                      19,194,558         183,409       1.93     20,353,010         179,663      1.78
  Now accounts                               19,775,262          58,749       0.60     21,182,701          49,645      0.47
  Subordinated debt                           5,155,000         178,079       6.91      5,155,000         178,079      6.91
                                          -------------   -------------             -------------   -------------
    Total interest-bearing liabilities      123,337,918       1,713,030       2.80    127,288,058       1,431,719      2.27
  Checking accounts                          65,037,639                                68,253,077
                                          -------------                             -------------
Total deposits and subordinated debt        188,375,557                               195,541,135
Other liabilities                             2,213,557                                 2,461,396
                                          -------------                             -------------
  Total liabilities                         190,589,114                               198,002,531
Equity                                       18,471,946                                15,075,684
                                          -------------                             -------------
  Total liabilities and equity            $ 209,061,060                             $ 213,078,215
                                          =============                             =============
Net interest income/net interest
 rate spread                                              $   4,466,651       3.61%                 $   4,914,248      4.12%
                                                          =============   ========                  =============  ========
Net interest earning assets/net
 interest margin                          $  70,126,398                       4.63% $  71,665,774                      4.94%
                                          =============                   ========  =============                  ========
Ratio of interest-earning assets
 to interest-bearing liabilities                   1.57x                                     1.56x
                                          =============                             =============
Return on Average Assets (1)                       0.99%                                     1.09%
                                          =============                             =============
Return on Average Equity (1)                      11.18%                                    15.45%
                                          =============                             =============
Tangible Equity to Total Assets                    8.65%                                     6.63%
                                          =============                             =============

(1) Ratios have been annualized.

LIQUIDITY AND CAPITAL RESOURCES

          Our primary sources of funds are increases in deposits, proceeds from the repayment of investment securities, and the repayment of loans. We use these funds to purchase new investment securities and to fund new and renewing loans in our loan portfolio. Remaining funds are invested in short-term liquid assets such as overnight federal funds loans and bank deposits.

          During the six months ended June 30, 2007, we had a net increase in total deposits of $3,043,289 as a result of a $5,344,775 increase in money market accounts, a $874,352 increase in NOW accounts and a $713,595 increase in time deposits, partially offset by a $3,124,974 decrease in demand and checking accounts and a $764,459 decrease in savings accounts. We received proceeds from repayment of investment securities of $12,759,728. We used $11,511,654 of available funds to purchase new investment securities. We had a net loan reduction of $3,043,289 and we used $2,898,001 of cash for capitalized leasehold improvements and equipment for our new main office in Great Kills. These changes resulted in an overall increase in cash and cash equivalents of $9,619,953.

          In contrast, during the six months ended June 30, 2006, our retail banking activities generated a net increase in deposits of $7,974,607 and we had a net decrease in loans receivable of $2,272,731, which combined to generate $10,247,388 in cash. In addition, we received proceeds from repayment of investment securities of $10,121,487. We used $23,944,173 of available funds to purchase new investment securities, resulting in an overall reduction in cash and cash equivalents of $3,495,230. We applied available funds principally to purchase the $23,944,173 of investment securities to increase investment collateral available to pledge for the $35 million in municipal CDs that we received in 2006 in connection with the establishment of the banking development districts in Staten Island.

          Victory State Bank satisfied all capital ratio requirements of the Federal Deposit Insurance Corporation at June 30, 2007, with a Tier I Leverage Capital ratio of 11.87%, a ratio of Tier I Capital to Risk-Weighted Assets ratio of 27.34%, and a Total Capital to Risk-Weighted Assets ratio of 28.49%.

          VSB Bancorp, Inc. satisfied all capital ratio requirements of the Federal Reserve at June 30, 2007, with a Tier I Leverage Capital ratio of 12.20%, a ratio of Tier I Capital to Risk-Weighted Assets ratio of 28.10%, and a Total Capital to Risk-Weighted Assets ratio of 29.24%.

          The following table sets forth our contractual obligations and commitments for future lease payments, time deposit maturities and loan commitments.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS AT JUNE 30, 2007

                                                                 Payment due by Period
                                        -------------------------------------------------------------------------
                                          Less than    One to three   Four to five      After       Total Amounts
Contractual Obligations                   One Year        years          years        five years      committed
-------------------------------------   ------------   ------------   ------------   ------------   -------------
Minimum annual rental  payments under
 non-cancelable operating leases        $    392,314   $    798,263   $    825,690   $  2,428,371   $   4,444,638
Remaining contractual maturities of
 time deposits                            65,947,448      1,275,392      1,719,999              -      68,942,839
                                        ------------   ------------   ------------   ------------   -------------
 Total contractual cash obligations     $ 66,339,762   $  2,073,655   $  2,545,689   $  2,428,371   $  73,387,477
                                        ============   ============   ============   ============   =============

                                                       Amount of commitment Expiration by Period
                                        -------------------------------------------------------------------------
                                          Less than    One to three   Four to five      After       Total Amounts
Other commitments                         One Year        years          years        five years     committed
-------------------------------------   ------------   ------------   ------------   ------------   -------------
Loan commitments                        $ 13,632,338   $  9,296,338   $    595,000   $          -   $  23,523,676
                                        ============   ============   ============   ============   =============

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

ITEM 3 - CONTROLS AND PROCEDURES

          Evaluation of Disclosure Controls and Procedures: As of June 30, 2007, we undertook an evaluation of our disclosure controls and procedures under the supervision and with the participation of Merton Corn, President and CEO, and Raffaele M. Branca, Executive Vice President and CFO. Disclosure controls are the systems and procedures we use that are designed to ensure that information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934 (such as annual reports on Form 10-KSB and quarterly periodic reports on Form 10-QSB) is recorded, processed, summarized and reported, in a manner which will allow senior management to make timely decisions on the public disclosure of that information. Messrs. Corn and Branca concluded that our current disclosure controls and procedures are effective in ensuring that such information is (i) collected and communicated to senior management in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Since our last evaluation of our disclosure controls, we have not made any significant changes in, or corrective actions taken regarding, either our internal controls or other factors that could significantly affect those controls.

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


                                           VSB BANCORP, INC.


     Date: August 14, 2007                 /s/ Merton Corn
                                           -------------------------------------
                                           Merton Corn
                                           President and Chief Executive Officer



     Date: August 14, 2007                 /s/ Raffaele M. Branca
                                           -------------------------------------
                                           Raffaele M. Branca
                                           Executive Vice President and
                                           Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit
Number    Description of Exhibit
-------   ----------------------------------------------------------------------
31.1      Rule 13A-14(a)/15D-14(a) Certification of Chief Executive Officer
31.2      Rule 13A-14(a)/15D-14(a) Certification of Chief Financial Officer
32.1      Certification by CEO pursuant to 18 U.S.C. 1350.
32.2      Certification by CFO pursuant to 18 U.S.C. 1350.

ITEM 6 - EXHIBITS

Exhibit
Number    Description of Exhibit
-------   ----------------------------------------------------------------------
31.1      Rule 13A-14(a)/15D-14(a) Certification of Chief Executive Officer
31.2      Rule 13A-14(a)/15D-14(a) Certification of Chief Financial Officer
32.1      Certification by CEO pursuant to 18 U.S.C. 1350.
32.2      Certification by CFO pursuant to 18 U.S.C. 1350.