Form 10QSB
period 2007-09-30
VSB BANCORP INC
filed 2007-11-14
CIK 1225874

UNITED STATES
                        SECURITY AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20849

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED SEPTEMBER 30, 2007

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

The Registrant had 1,891,759 common shares outstanding as of October 29, 2007.

                             CROSS REFERENCE INDEX

                                                                                                        Page
                                                                                                        ----
                                                        PART I

Item 1          Consolidated Statements of Financial Condition as of September 30, 2007 and
                      December 31, 2006 (unaudited)                                                     4
                Consolidated Statements of Operations for the Three and Nine Months Ended
                      September 30, 2007 and 2006 (unaudited)                                           5
                Consolidated Statements of Changes in Stockholders' Equity for the Nine Months Ended
                      September 30, 2007 and the Year Ended December 31, 2006 (unaudited)               6
                Consolidated Statements of Cash Flows for the Three and Nine Months Ended
                      September 30, 2007 and 2006 (unaudited)                                           7
                Notes to Consolidated Financial Statements for the Three and Nine Months Ended
                      September 30, 2007 and 2006 (unaudited)                                           8 to 14

Item 2          Management's Discussion and Analysis of Financial Condition and Results of Operations   14 to 24
Item 3          Control and Procedures                                                                  24

                                                       PART II

Item 1          Legal Proceedings                                                                       25

Signature Page                                                                                          26

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

                                VSB Bancorp, Inc.
                 Consolidated Statements of Financial Condition
                                   (unaudited)

                                                      September 30,   December 31,
                                                          2007           2006
                                                      -------------   -------------
Assets:
   Cash and due from banks                            $  32,251,699   $  25,363,069
   Investment securities, available for sale            109,947,323     113,770,611
   Loans receivable                                      59,473,650      66,410,677
      Allowance for loan loss                              (965,641)     (1,128,824)
                                                      -------------   -------------
         Loans receivable, net                           58,508,009      65,281,853
   Bank premises and equipment, net                       4,020,292       1,554,363
   Accrued interest receivable                              805,338         805,681
   Deferred taxes                                         1,431,393       2,030,647
   Other assets                                           1,032,845       3,078,535
                                                      -------------   -------------
            Total assets                              $ 207,996,899   $ 211,884,759
                                                      =============   =============
Liabilities and stockholders' equity:
Liabilities:
   Deposits:
         Demand and checking                          $  62,409,088   $  67,371,582
         NOW                                             19,960,831      19,935,769
         Money market                                    23,585,125      18,359,007
         Savings                                         11,109,695      12,526,485
         Time                                            63,607,910      68,229,244
                                                      -------------   -------------
            Total Deposits                              180,672,649     186,422,087
   Escrow deposits                                          399,145         261,063
   Subordinated debt                                      5,155,000       5,155,000
   Accounts payable and accrued expenses                  1,860,339       2,306,312
                                                      -------------   -------------
         Total liabilities                              188,087,133     194,144,462
                                                      -------------   -------------

Employee Stock Ownership Plan Repurchase Obligation              --         399,026

Stockholders' equity:
   Common stock, ($.0001 par value, 3,000,000 shares
     authorized, 1,891,759 issued and outstanding at
     September 30, 2007 and December 31, 2006)                  189             189
   Additional paid in capital                             9,042,545       8,667,665
   Retained earnings                                     12,827,271      11,293,200
   Unearned Employee Stock Ownership Plan shares         (1,113,097)     (1,239,905)
   Accumulated other comprehensive loss,
     net of taxes of $738,969 and $1,203,679,
     respectively                                          (847,142)     (1,379,878)
                                                      -------------   -------------
         Total stockholders' equity                      19,909,766      17,341,271
                                                      -------------   -------------
         Total liabilities and stockholders'
           equity                                     $ 207,996,899   $ 211,884,759
                                                      =============   =============

See notes to consolidated financial statements.

                                VSB Bancorp, Inc.
                      Consolidated Statements of Operations
                                   (unaudited)

                                                      Three months    Three months    Nine months     Nine months
                                                         ended           ended          ended           ended
                                                      Sep. 30, 2007   Sep. 30, 2006   Sep. 30, 2007   Sep. 30, 2006
                                                      -------------   -------------   -------------   -------------
Interest and dividend income:
   Loans receivable                                   $   1,500,123   $   1,794,879   $   4,573,820   $   5,301,788
   Investment securities                                  1,320,528       1,336,087       3,914,686       3,862,518
   Other interest earning assets                            297,268         282,049         809,094         594,676
                                                      -------------   -------------   -------------   -------------
      Total interest income                               3,117,919       3,413,015       9,297,600       9,758,982
Interest expense:
   NOW                                                       37,940          27,867          96,689          77,512
   Money market                                             137,741          85,246         321,150         264,909
   Savings                                                   24,531          23,607          74,314          62,985
   Subordinated debt                                         89,040          89,040         267,119         267,119
   Time                                                     619,975         662,769       1,862,985       1,647,723
   Other interest expense                                        --           1,112              --           1,112
                                                      -------------   -------------   -------------   -------------
      Total interest expense                                909,227         889,641       2,622,257       2,321,360
   Net interest income                                    2,208,692       2,523,374       6,675,343       7,437,622
   Credit for loan loss                                     (15,000)        (25,000)        (45,000)             --
                                                      -------------   -------------   -------------   -------------
      Net interest income
        after provision for loan loss                     2,223,692       2,548,374       6,720,343       7,437,622
                                                      -------------   -------------   -------------   -------------
Non-interest income:
   Loan fees                                                 15,658          16,973          63,658          57,273
   Service charges on deposits                              457,023         366,716       1,319,422       1,143,444
   Net rental income/(loss)                                  (2,568)          1,083            (876)          7,832
   Other income                                              69,524          62,151         233,989         200,395
                                                      -------------   -------------   -------------   -------------
      Total non-interest income                             539,637         446,923       1,616,193       1,408,944
                                                      -------------   -------------   -------------   -------------
Non-interest expenses:
   Salaries and benefits                                    936,903         909,308       2,892,221       2,911,028
   Occupancy expenses                                       352,297         275,324       1,032,022         814,374
   Legal expense                                             52,384         117,258          50,750         279,579
   Professional fees                                         56,700          46,000         153,000         136,000
   Computer expense                                          64,604          69,611         201,975         192,236
   Directors' fees                                           52,600          53,950         160,450         167,400
   Other expenses                                           318,873         317,875         974,050         934,915
                                                      -------------   -------------   -------------   -------------
      Total non-interest expenses                         1,834,361       1,789,326       5,464,468       5,435,532
                                                      -------------   -------------   -------------   -------------
         Income before income taxes                         928,968       1,205,971       2,872,068       3,411,034
Provision for income taxes:
   Current                                                  381,296         515,262       1,229,835       1,544,749
   Deferred                                                  51,393          46,580         108,162          44,475
                                                      -------------   -------------   -------------   -------------
      Total provision for income taxes                      432,689         561,842       1,337,997       1,589,224
                                                      -------------   -------------   -------------   -------------
            Net income                                $     496,279   $     644,129   $   1,534,071   $   1,821,810
                                                      =============   =============   =============   =============
Basic income per common share                         $        0.27   $        0.35   $        0.84   $        1.00
                                                      =============   =============   =============   =============
Diluted net income per share                          $        0.26   $        0.34   $        0.82   $        0.98
                                                      =============   =============   =============   =============
Comprehensive income                                  $   1,261,399   $   1,606,183   $   2,066,807   $   1,804,679
                                                      =============   =============   =============   =============
Book value per common share                           $       10.52   $        8.88   $       10.52   $        8.88
                                                      =============   =============   =============   =============

All per share data has been adjusted for the 5 for 4 stock split, in the form of a 25% stock dividend, paid on May 18, 2006.

See notes to consolidated financial statements.

                               VSB Bancorp, Inc.
           Consolidated Statements of Changes in Stockholders' Equity
      Year Ended December 31, 2006 and Nine Months Ended September 30, 2007
                                   (unaudited)

                                                                                                        Accumulated
                              Number of                     Additional                     Unearned        Other          Total
                               Common          Common        Paid-In        Retained         ESOP      Comprehensive  Stockholders'
                               Shares          Stock         Capital        Earnings        Shares          Loss          Equity
                            -------------  -------------  -------------  -------------  -------------  -------------  -------------
   Balance at December 31,
     2005                       1,509,822  $         151  $   8,743,200  $   8,621,693  $  (1,408,983) $  (1,424,127) $  14,531,934

Reclass due to the
  adoption of SEC SAB 108              --             --             --        125,914             --             --        125,914
                            -------------  -------------  -------------  -------------  -------------  -------------  -------------

   Balance at January 1,
     2006                       1,509,822            151      8,743,200      8,747,607     (1,408,983)    (1,424,127)    14,657,848

Exercise of stock option,
  including tax benefit             3,750                        46,232                                                      46,232
Amortization of earned
  portion of ESOP common
  stock                                                                                       169,078                       169,078
5 for 4 stock split and
  purchase of fractional
  shares                          378,187             38           (367)                                                       (329)
Amortization of deficit
  fair value of cost -
  ESOP                                                           (6,785)                                                     (6,785)
Transfer to ESOP
  repurchase obligation                                        (114,615)                                                   (114,615)
Comprehensive income:
   Net income                                                                2,545,593                                    2,545,593
   Other comprehensive
     income, net:
      Change in unrealized
        loss on securities
        available for sale,
        net of tax effects             --             --             --             --             --         44,249         44,249
                            -------------  -------------  -------------  -------------  -------------  -------------  -------------
Total comprehensive income                                                                                                2,589,842

   Balance at December 31,
     2006                       1,891,759            189      8,667,665     11,293,200     (1,239,905)    (1,379,878)    17,341,271
                            -------------  -------------  -------------  -------------  -------------  -------------  -------------

Amortization of earned
  portion of ESOP common
  stock                                                                                       126,808                       126,808
Amortization of deficit
  fair value of cost -
  ESOP                                                          (24,146)                                                    (24,146)
Transfer from ESOP
  repurchase obligation                                         399,026                                                     399,026
Comprehensive income:
   Net income                                                                1,534,071                                    1,534,071
   Other comprehensive
     income, net:
      Change in unrealized
        loss on securities
        available for sale,
        net of tax effects             --             --             --             --             --        532,736        532,736
                            -------------  -------------  -------------  -------------  -------------  -------------  -------------
Total comprehensive income                                                                                                2,066,807

   Balance at September 30,
     2007                       1,891,759  $         189  $   9,042,545  $  12,827,271  $  (1,113,097) $    (847,142) $  19,909,766
                            =============  =============  =============  =============  =============  =============  =============

All per share data has been adjusted for the 5 for 4 stock split, in the form of a 25% stock dividend, paid on May 18, 2006.

See notes to consolidated financial statements.

                                VSB Bancorp, Inc.
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                  Three months    Three months    Nine months     Nine months
                                                     ended           ended           ended           ended
                                                 Sep. 30, 2007   Sep. 30, 2006   Sep. 30, 2007   Sep. 30, 2006
                                                 -------------   -------------   -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                    $     496,279   $     644,129   $   1,534,071   $   1,821,810
   Adjustments to reconcile net income to net
     cash provided by operating activities
   Depreciation and amortization                       160,243         112,586         468,265         330,144
   Accretion of income, net of amortization
     of premium                                        (58,635)        (66,629)       (166,619)       (254,021)
   ESOP compensation expense                            31,123          41,344         102,662         125,364
   Credit for loan losses                              (15,000)        (25,000)        (45,000)             --
   Decrease/(increase) in prepaid and other
     assets                                             78,465        (722,076)        (97,176)     (1,049,623)
   (Increase)/decrease in accrued interest
     receivable                                        (10,013)          9,338             343         (92,502)
   Decrease/(increase) in deferred income
     taxes                                              51,393          46,580         134,543          44,475
   Increase/(decrease) in accrued expenses
     and other liabilities                             209,488         338,455        (445,973)        (19,299)
                                                 -------------   -------------   -------------   -------------
      Net cash provided by operating
        activities                                     943,343         378,727       1,485,116         906,348
                                                 -------------   -------------   -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net decrease in loan receivable                   1,419,437       5,808,450       6,961,389       8,081,181
   Proceeds from repayment of investment
     securities, available for sale                 11,598,851       5,909,777      24,358,579      16,031,264
   Purchases of investment securities,
     available for sale                             (8,002,116)             --     (19,513,770)    (23,944,173)
   Purchases of premises and equipment                 (36,193)        (41,271)       (791,328)       (530,615)
                                                 -------------   -------------   -------------   -------------
      Net cash provided by/(used in) investing
        activities                                   4,979,979      11,676,956      11,014,870        (362,343)
                                                 -------------   -------------   -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net (decrease)/increase in deposits              (8,654,645)     (3,834,277)     (5,611,356)      4,140,330
   Exercise stock option                                    --           4,062              --          46,232
   5 for 4 stock split and the purchase of
     fractional shares                                      --              --              --            (329)
                                                 -------------   -------------   -------------   -------------
      Net cash provided by financing
        activities                                  (8,654,645)     (3,830,215)     (5,611,356)      4,186,233
                                                 -------------   -------------   -------------   -------------

NET (DECREASE)/INCREASE IN CASH AND CASH
  EQUIVALENTS                                       (2,731,323)      8,225,468       6,888,630       4,730,238
                                                 -------------   -------------   -------------   -------------

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                               34,983,022      27,828,917      25,363,069      31,324,147
                                                 -------------   -------------   -------------   -------------

CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                  $  32,251,699   $  36,054,385   $  32,251,699   $  36,054,385
                                                 =============   =============   =============   =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
   Cash paid during the period for:
      Interest                                   $     793,429   $     731,263   $   2,844,837   $   2,172,489
                                                 =============   =============   =============   =============
      Taxes                                      $     300,000   $     450,000   $   1,507,459   $   1,676,059
                                                 =============   =============   =============   =============
   Transfer of construction in progress to
     premises and equipment                      $          --   $          --   $   2,142,866   $          --
                                                 =============   =============   =============   =============

See notes to consolidated financial statements.

VSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
--------------------------------------------------------------------------------

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

      Cash and Cash Equivalents - Cash and cash equivalents consists of cash on hand, due from banks and interest-bearing deposits. Net cash flows are reported for customer loan and deposit transactions and interest-bearing deposits. Regulation D of the Board of Governors of the Federal Reserve system requires that Victory State Bank maintain non-interest-bearing deposits or cash on hand as reserves against its demand deposits. The amount of reserves which Victory State Bank is required to maintain depends upon its level of transaction accounts. During the fourteen day period from September 27, 2007 through October 10, 2007, Victory State

Bank was required to maintain reserves, after deducting vault cash, of $2,800,000. Reserves are required to be maintained on a fourteen day basis, so, from time to time, Victory State Bank may use available cash reserves on a day to day basis, so long as the fourteen day average reserves satisfy Regulation D requirements. Victory State Bank is required to report transaction account levels to the Federal Reserve on a weekly basis.

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

      Basic and Diluted Net Income Per Common Share - Basic net income per share of common stock is based on 1,831,436 shares and 1,821,357 shares, the weighted average number of common shares outstanding for the three months ended September 30, 2007 and 2006, respectively. Diluted net income per share of common stock is based on 1,876,451 and 1,868,460, the weighted average number of common shares and potentially dilutive common shares outstanding for the three months ended September 30, 2007 and 2006, respectively. The weighted average number of potentially dilutive common shares excluded in calculating diluted net income per common share due to the anti-dilutive effect is 56,110 and 85,397 shares for the three months ended September 30, 2007 and 2006, respectively. Common stock equivalents were calculated using the treasury stock method.

      Basic net income per share of common stock is based on 1,828,997 shares and 1,816,840 shares, the weighted average number of common shares outstanding for the nine months ended September 30, 2007 and 2006, respectively. Diluted net income per share of common stock is based on 1,877,025 and 1,865,575, the weighted average number of common shares and potentially dilutive common shares outstanding for the nine months ended September 30, 2007 and 2006, respectively. The weighted average number of potentially dilutive common shares excluded in calculating diluted net income per common share due to the anti-dilutive effect is 53,097 and 84,070 shares for the nine months ended September 30, 2007 and 2006, respectively. Common stock equivalents were calculated using the treasury stock method.

      The reconciliation of the numerators and the denominators of the basic and diluted per share computations for the three and nine months ended September 30, are as follows:

                                              Three Months Ended                        Three Months Ended
Reconciliation of EPS                         September 30, 2007                       September 30, 2006
---------------------              ---------------------------------------   ---------------------------------------
                                                   Weighted                                  Weighted
                                       Net         Average      Per Share        Net         Average      Per Share
                                     Income         Shares        Amount       Income         Shares        Amount
                                   -----------   -----------   -----------   -----------   -----------   -----------
Basic income per common share
-----------------------------
Net income available to
  common stockholders              $   496,279     1,831,436   $      0.27   $   644,129     1,821,357   $      0.35
                                                               ===========                               ===========
Effect of dilutive shares
-------------------------
  Weighted average shares, if
  converted                                           45,015                                    47,103
                                                 -----------                               -----------
Diluted net income per common
  share
-----------------------------
Net income available to common
  stockholders                     $   496,279     1,876,451   $      0.26   $   644,129     1,868,460   $      0.34
                                   ===========   ===========   ===========   ===========   ===========   ===========

                                              Nine Months Ended                         Nine Months Ended
Reconciliation of EPS                         September 30, 2007                        September 30, 2006
---------------------              ---------------------------------------   ---------------------------------------
                                                   Weighted                                  Weighted
                                       Net         Average      Per Share       Net          Average      Per Share
                                     Income         Shares        Amount       Income         Shares        Amount
                                   -----------   -----------   -----------   -----------   -----------   -----------
Basic income per common share
-----------------------------
Net income available to
  common stockholders              $ 1,534,071     1,828,997   $      0.84   $ 1,821,810     1,816,840   $      1.00
                                                               ===========                               ===========
Effect of dilutive shares
-------------------------
  Weighted average shares, if
    converted                                         48,028                                    48,735
                                                 -----------                               -----------
Diluted net income per common
  share
-----------------------------
Net income available to common
  stockholders                     $ 1,534,071     1,877,025   $      0.82   $ 1,821,810     1,865,575   $      0.98
                                   ===========   ===========   ===========   ===========   ===========   ===========

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

      The stock option components of the five stock option plans, as of September 30, 2007, and changes during the nine months ended, consist of the following:

                                                                2007
                                                 ---------------------------------
                                                              Weighted
                                                              Average    Aggregate
                                                              Exercise   Intrinsic
                                                   Shares      Price       Value
                                                 ---------   ---------   ---------
Options outstanding                                177,998   $   10.36
  at the beginning of the year
   Granted                                              --          --
   Canceled                                             --          --
   Exercised                                            --          --
                                                 ---------
Options outstanding at September 30, 2007          177,998   $   10.36   $ 265,217
                                                 =========   =========   =========
Options exercisable at September 30, 2007          177,998   $   10.36   $ 265,217
                                                 =========   =========   =========
Weighted average remaining contractual life of
  options outstanding at September 30, 2007            4.0 Years

      Employee Stock Ownership Plan ("ESOP") - The cost of shares issued to the ESOP, but not yet allocated to participants, is shown as a reduction of stockholders' equity. Compensation expense is based on the market price of shares as they are committed to be released to participant accounts. Cash dividends on allocated ESOP shares reduce retained earnings; cash dividends on unearned ESOP shares reduce debt and accrued interest. As of March 16, 2007, the Company lists its common stock on a national exchange, NASDAQ Capital Markets. We are no longer required to reclassify out of stockholders' equity an amount equal to the put option of the allocated ESOP shares and we reclassed the 2006 put option allocation in the first quarter of 2007.

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

   The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the state of New York. The Company is no longer subject to examination by taxing authorities for years before 2003. The Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.

   The Company recognizes interest related to income tax matters as interest expense and penalties related to income tax matters as other expense. The Company did not have any amounts accrued for interest and penalties at January 1, 2007 and September 30, 2007.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition at September 30, 2007

Total assets were $207,996,899 at September 30, 2007, a decrease of $3,887,860 or, 1.8%, from December 31, 2006. The decline resulted from deposit outflow, principally in non-interest demand deposits and time deposit accounts. We funded the decline in deposits primarily with proceeds from the repayment of investment securities and loans, which caused a decline in those portfolios during the quarter. Additional funds generated by the net reduction in loans and the reduction in the investment securities portfolio were primarily invested in overnight investments. The net decrease in assets can be summarized as follows:

   o  A $6,773,844 net decrease in net loans receivable; and

   o A $3,823,288 net decrease in investment securities available for sale; partially offset by

   o  A $6,888,630 net increase in cash and equivalents.

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

      Our deposits (including escrow deposits) were $181,071,794 at September 30, 2007, a decrease of $5,611,356, or 3.0%, from December 31, 2006. The decrease in deposits resulted from decreases of $4,621,334 in time deposits, $4,824,412 in non-interest demand deposit and $1,416,790 in savings accounts, partially offset by increases of $5,226,118 in money market accounts and $25,062 in NOW accounts. The decrease in non-interest bearing accounts was due to the normal fluctuations associated with the demand accounts and a softening of the real estate market, which lowers our aggregate real estate related demand deposits.

      Total stockholders' equity was $19,909,766 at September 30, 2007, an increase of $2,568,495 from December 31, 2006. The increase reflected net income of $1,534,071 for the nine months ended September 30, 2007, a reduction of $126,808 in Unearned ESOP shares reflecting the effect of the gradual payment of the loan we made to fund the ESOP's purchase of our stock, and by a decrease in the unrealized loss on securities available for sale of $532,736. The unrealized loss is excluded from the calculation of regulatory capital. Management does not anticipate selling securities in this portfolio, but changes in market interest rates or in the demand for funds may change management's plans with respect to the securities portfolio. If there is a material increase in interest rates, the market value of the available for sale portfolio may decline. Management believes that the principal and interest payments on this portfolio, combined with the existing liquidity, will be sufficient to fund loan growth and potential deposit outflow.

      The change in stockholders' equity also included an increase of $374,800 in additional paid in capital primarily due to a $399,026 transfer from the ESOP repurchase obligation back to additional paid in capital. Our common stock lists on the NASDAQ Capital Market and therefore we no longer have an obligation to repurchase stock that the ESOP distributes to participants.

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

Effect of Adverse Conditions in the Residential Mortgage Market.

      We do not expect that adverse conditions in the residential mortgage market throughout the United States will have a direct adverse effect on our financial condition or results of operations. We are not a residential mortgage lender. At September 30, 2007, we owned $104.4 million of securities that are either collateralized by residential mortgage loans or that represent shares in pools of such loans. However, 92.6% of those securities are issued or guaranteed by FNMA, GNMA or FHLMC. The remainder of the securities' portfolio are all investment grade fixed-rate securities rated AAA that are at least five years old. None of those securities have experienced ratings downgrades We do not hold any loans in our portfolio of the type that are commonly known as subprime residential mortgage loans

      Many of our customers, both loan and deposit customers, are involved in the residential construction business in Staten Island. We believe that the turmoil in the national housing and residential mortgage markets has had an adverse effect on some of our customers. An apparent slow down in the local housing market and a noticeable reduction in the availability of residential mortgage loans seems to have had an adverse effect on our customers and reduced their business activity. We believe that this, in turn, has caused a reduction in their demand for loans from us, such as construction loans to build new homes. It also appears to have adversely affected the level of deposits they maintain.

Results of Operations for the Three Months Ended September 30, 2007 and September 30, 2006

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

      General. We had net income of $496,279 for the quarter ended September 30, 2007, compared to net income of $644,129 for the comparable quarter in 2006. Two non-recurring items represented $89,294 of the difference in pre-tax net income. The September 2006 quarter pre-tax income was benefited by $56,044 of interest income recognized on a former non-accrual loan that was paid in full during that quarter. In addition, we reversed $33,250 more in SAR compensation expense in the 2006 quarter than in the 2007 quarter due to a $3.15 decline in our stock price during the 2006 quarter.

      The principal categories which make up the 2007 net income are:

         o  Interest income of $3,117,919

         o  Reduced by interest expense of $909,227

         o  Increased by non-interest income of $539,637

         o  Reduced by non-interest expense of $1,834,361

         o  Reduced by $432,689 in income tax expense

      We discuss each of these categories individually and the reasons for the differences between the quarters ended September 30, 2007 and 2006 in the following paragraphs. In general, the principal reason for the decline in net income when comparing the third quarter of 2007 with the same quarter in 2006 was a reduction in interest-earning assets, primarily in the loan portfolio, which reduced interest income.

      Interest Income. Interest income was $3,117,919 for the quarter ended September 30, 2007, compared to $3,413,015 for the quarter ended September 30, 2006, a decrease of $295,096, or 8.7%. The principal reason for this decrease was a $9,892,473 decrease in the average balance of our loan portfolio. The decline in the average balance of loans was the principal component of a $13,086,211 decline in average interest-earning assets from $207,692,502 for the third quarter of 2006 to $194,606,291 for the third quarter of 2007. Loans are our highest yielding asset category, and to the extent that we are unable to invest available funds in satisfactory loans, we must invest those funds in lower yielding investment securities and overnight investments at lower yields. Therefore, the reduction in loans not only reduced the overall volume of interest-earning assets but also had the effect of reducing the overall average yield. The $5,100,212 decline in the average balance of investment securities, partially mitigated by an increase of 16 basis points in the associated yield, also contributed to the decline in interest income. The $1,906,474 increase in the average balance of other interest-earning assets was partially offset by the 15 basis point decrease in the average yield on those assets.

      The average balance of our loans decreased 14.3% to $59,328,064 for the quarter ended September 30, 2007 from $69,220,537 during the 2006 quarter. The decrease in average balance reflects the volatility inherent in the shorter maturity loans we favor, such as construction loans, the increase in competition for such loans and the general softening of the real estate market. The decline in average loan balance was the primary cause of a $294,756 decrease in interest income from our loan portfolio. In the future, fluctuations in the prime rate will have a direct effect on our loan yields, except to the extent that a significant future decline in the prime rate may cause a lesser reduction in yield because many of our loans have interest rate floors that would be triggered if such a decline occurs. The average yield on loans decreased by 44 basis points, from 10.19% to 9.75%, but most of this decline was caused by the effect on the 2006 yield of the payoff of the non-accrual loan discussed above.

      The yields on all principal asset categories have begun to decrease as the Fed Funds rate decreased 50 basis points on September 18, 2007. This caused decreases in other interest rate indexes, such as the Prime Rate, and market interest rates generally. The yields on our loan portfolio and our other interest earning assets, principally short term liquid assets, may decrease more rapidly than the yield on our investment securities. This occurred because most of our loans and liquid assets tend to have interest rates that adjust more quickly as market interest rates change while the rates we earn on our investment securities are primarily either fixed rates or rates that adjust at less frequent intervals.

      The average yield on our investment securities portfolio increased 16 basis points, from 4.56% to 4.72%, due to the purchase of new investment securities at higher market rates than the yields on the principal paydowns we received. The yield on investment securities increased slowly because most of the bonds and notes in our investment portfolio have either fixed interest rates or interest rates that react more slowly to changes in market interest rate conditions. The average balance of our investment portfolio decreased by $5,100,212, or 4.40%, between the periods. The decrease in volume, partially offset by the increase in yield, resulted in an overall $15,559 decrease in interest income from investment securities. The investment securities portfolio represented 82.1% of average non-loan interest earning assets in the 2007 period compared to 83.9% in the 2006 period.

      Finally, we had a $15,219 increase in income from overnight funds and other interest earning assets due to an increase in average balance. The yield on these investments decreased 15 basis points from the third quarter of 2006 to the third quarter of 2007, reflecting a market decline in overnight funds rates in anticipation of a decline in the target federal funds rate, which the Federal Reserve reduced by 50 basis points on September 18 2007. The average balance of overnight investments increased primarily due to the deployment of excess funds received from the net principal reductions on investments securities and loans.

      Interest Expense. Interest expense was $909,227 for the quarter ended September 30, 2007, compared to $889,641 for the quarter ended September 30, 2006, an increase of 2.2%. The increase was primarily the result of an increase in the rates we paid on deposits and an increase in the average balance of money market deposits, partially offset by a reduction in our time deposit portfolio due to normal maturity runoff.

      Our average cost of funds increased from 2.62% to 2.84% between the periods, primarily due to the increase in the cost of money market deposits and time deposits and, to a lesser extent, the increased cost of other interest bearing deposits. Competition and the increase in prevailing market interest rates required an increase in the rates we offered on both new and renewing time deposits. Older time deposits originated when market interest rates were lower were replaced by new deposits created when market interest rates were higher. Although we had previously moderated the increases we offered on other types of accounts while market interest rates rose, we were eventually required to adjust the rates we offered on other deposit types.. Although a decline in the target federal funds rate towards the end of the third quarter of 2007 reduces the pressure to raise interest rates, any further increase in competition may require that we increase the rates we offer to our depositors as more banks compete for customer deposits.

      Net Interest Income Before Provision for Loan Losses. Net interest income before the provision for loan losses was $2,208,692 for the quarter ended September 30, 2007, a decrease of $314,682, or 12.5% over the $2,523,374 in the comparable 2006 quarter. The decrease resulted principally from a decline in the average balance of our loan portfolio. Our net interest spread decreased to 3.46% in the third quarter of 2007 compared to 3.87% in the third quarter of 2006 and our net interest margin decreased to 4.45% in the third quarter of 2007 compared to 4.79% in the third quarter of 2006, respectively. On the asset side, the average yield on earning assets in the 2007 period declined to 6.30% from 6.49% in the September 2006 period, or a decrease of 19 basis points. The principal cause of the decline in average asset yields, and thus the decline in spread and margin, was the fact that loans represented 30.5% of average earning assets in the 2007 quarter, down from 33.3% of average earning assets in the comparable quarter in 2006. The reduction in average loans and the overall reduction in interest-earning assets had a greater effect than the reduction on our average yields. On the liability side, there was an increase in our cost of funds of 22 basis points from 2006, due principally to the increased cost of money market deposits.

      Our margin declined more slowly than our spread because, as most of the average yields on our assets increase, checking accounts, which represent a no-cost funding source, become more valuable because we can invest the proceeds of those deposits at higher yields. However, our average volume of checking accounts has declined recently. This has resulted from a softening real estate market, which causes the aggregate balance of demand deposits to decline due to our strategy of attracting deposits from attorneys and other customers linked to the real estate businesses. Management continually seeks to maintain a high level of non-interest checking accounts through developing relationships with local businesses and attorneys. Maintaining a high percentage of non-interest checking accounts is more advantageous when market interest rate conditions are high because these no-cost funds can be invested at the higher yields. However, increases in market interest rates make interest-bearing deposit products more attractive to customers and may cause funds to shift from non-interest checking into interest-bearing deposit products.

      Provision for Loan Losses. We took a credit to the provision for loan losses of $15,000 for the quarter ended September 30, 2007 compared to a credit to the provision for loan losses of $25,000 for the quarter ended September 30, 2006. The credit was principally the result of the decline in the amount of loans outstanding. The provision for loan losses in any period depends upon the amount necessary to bring the allowance for loan losses to the level management believes is appropriate, after taking into account charge offs and recoveries. Our allowance for loan losses is based on management's evaluation of the risks inherent in our loan portfolio and the general economy. Management periodically evaluates both broad categories of performing loans and problem loans individually to assess the appropriate level of the allowance.

      Although management uses available information to assess the appropriateness of the allowance on a quarterly basis in consultation with outside advisors and the board of directors, changes in national or local economic conditions, the circumstances of individual borrowers, or other factors, may change, increasing the level of problem loans and requiring an increase in the level of the allowance. The allowance for loan losses represented 1.62% of total loans at September 30, 2007, but there can be no assurance that a higher level, or a higher provision for loan losses, will not be necessary in the future.

      Non-interest Income. Non-interest income was $539,637 for the three months ended September 30, 2007, compared to $446,923 during the same period last year. The $92,714, or 20.7%, increase in non-interest income was a direct result of a $90,307 increase in service charges on deposits (primarily non-sufficient fund fees), and a $7,373 increase in other income offset by a decrease in net rental income of $3,651. Service fees on deposit accounts, principally non-sufficient funds fees, increased from 2006 to 2007 as the volume of deposit account transactions generating fee income increased. We believe that the increase in non-sufficient funds may reflect weakness in the local economy. The increase in other income is a direct result of the Bank taking on a select, limited group of licensed consumer check cashing companies as deposit customers. These companies generate fee income through per item charges on their deposits.

      Non-interest Expense. Non-interest expense was $1,834,361 for the quarter ended September 30, 2007, compared to $1,789,326 for the quarter ended September 30, 2006. The principal causes of the $45,035 increase were:

   o a $27,595 increase in salaries and benefits expense, due to normal salary increases, a slight increase in staffing and higher benefit costs;

   o a $76,973 increase in occupancy expenses due to the operation of our branch in Rosebank and the opening of our new main office in Great Kills; and

   o a $64,874 decrease in legal expenses due a reduction in attorney fees from the 2006 period.

      Income Tax Expense. Income tax expense was $432,689 for the quarter ended September 30, 2007, compared to income tax expense of $561,842 for the quarter ended September 30, 2006. The reduction in income tax expense was due to the $277,003 decrease in income before income taxes in the 2007 quarter. Our effective tax rate remained the same for the quarters ended September 30, 2007 and 2006 at 46.6%.

Results of Operations for the Nine Months Ended September 30, 2007 and September 30, 2006

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

      General. We had net income of $1,534,071 for the nine months ended September 30, 2007, compared to net income of $1,821,810 for the comparable nine months in 2006. The principal categories which make up the 2007 net income are:

         o  Interest income of $9,297,600

         o  Reduced by interest expense of $2,622,257

         o  Increased by a credit to the provision for loan losses of
            $45,000

         o  Increased by non-interest income of $1,616,193

         o  Reduced by non-interest expense of $5,464,468

         o  Reduced by $1,337,997 in income tax expense

      We discuss each of these categories individually and the reasons for the differences between the nine months ended September 30, 2007 and 2006 in the following paragraphs. In general, the principal reasons for the decline in net income when comparing the first nine months of 2007 with the same period in 2006 were a reduction in average interest-earning assets and higher costs of deposits, which reduced net interest income, and an increase in occupancy expenses due to the addition of one new branch office and our new main office, which was partially offset by a recovery of legal fees that were previously expensed.

      Interest Income. Interest income was $9,297,600 for the nine months ended September 30, 2007, compared to $9,758,982 for the nine months ended September 30, 2006, a decrease of $461,382, or 4.7%. The principal reason for this decrease was a $10,154,116 decrease in the average balance of our loan portfolio. The decline in the average balance of loans was the principal component of the $8,049,573 decline in average earning assets from $201,898,731 for the nine months of 2006 to $193,849,158 for the first nine months of 2007. This decline in average loans was partially offset by a seven basis point increase in the average loan yield. The decrease in interest income from the decline in average loans was partially mitigated by an increase of $4,640,081 in the average balance of other interest-earning assets, coupled with the increase in the associated average yield of 33 basis points on other interest earning assets. Loans are our highest yielding asset category, and to the extent that we are unable to invest available funds in satisfactory loans, we must invest those funds in lower yielding investment securities and overnight investments at lower yields.

      The average balance of our loans decreased 14.3% to $60,982,376 for the nine months ended September 30, 2007 from $71,136,492 during the 2006 period. The decrease in average balance reflects the volatility inherent in the shorter maturity loans we favor, the increase in competition for such loans and the general softening of the real estate market. The average yield on loans increased by seven basis points, from 9.91% to 9.98%. The increase in average yield had a less significant effect than the decline in average loan balance, which resulted in a $727,968 decrease in interest income from our loan portfolio. In the future, fluctuations in the prime rate may have a direct effect on our loan yields, except to the extent that the effect of a significant future decline in the prime rate may cause a lesser reduction in yield because many of our loans have interest rate floors that would be triggered if such a decline occurs.

      The average yield on our investment securities portfolio increased 16 basis points, from 4.55% to 4.71%, because we used the proceeds of paydowns on our existing portfolio to purchase new securities at higher market interest rates than the yield we had earned on the amount paid down. We accomplished this without increasing the risk profile of our securities portfolio because market interest rates had increased and then remained stable. The average balance of our investment portfolio decreased by $2,535,538, or 2.2%, between the periods. The increase in yield was partially offset by this decrease in volume, resulting in an overall $52,168 increase in interest income from investment securities. The investment securities portfolio represented 83.6% of average non-loan interest earning assets in the 2007 period compared to 86.9% in the 2006 period.

      Finally, we had a $214,418 increase in income from overnight funds and other interest earning assets due to the higher average market rates on short term and overnight investments and an increase in the corresponding average balance. The yield on these investments increased 33 basis points from the first nine months of 2006 to the first nine months of 2007, reflecting the effect of increases in the federal funds rate during the first half of 2006. The average balance of overnight investments increased because of the deployment of excess funds resulting from the net paydowns on investment securities and loans.

      Interest Expense. Interest expense was $2,622,257 for the nine months ended September 30, 2007, compared to $2,321,360 for the nine months ended September 30, 2006, an increase of 13.0%. More than 90%, or $271,503, of the $300,897 increase in interest expense was represented by an increase in the cost of our time deposits and our money market deposits. Although the average balance of time accounts decreased by $2,956,714, there was a 57 basis point increase in the average cost of time deposits. Average money market deposits increased by $1,197,283, and there was a 26 basis point increase in the average cost of those deposits between the two periods. The increase in rate was due to the increase in market rates between the two comparable periods, as evidenced by a 100 basis point increase in the target federal funds rate from January 1, 2006 to July 1, 2006.

      Our average cost of funds increased from 2.39% to 2.82% between the periods, primarily due to the increase in the costs of time and money market deposits, and to a lesser extent, the increased cost of other interest bearing deposits. Competition and the increase in prevailing market interest rates required an increase in the rates we offered on both new and renewing time deposits.

      Net Interest Income Before Provision for Loan Losses. Net interest income before the provision for loan losses was $6,675,343 for the nine months ended September 30, 2007, a decrease of $762,279, or 10.3% over the $7,437,622 in the comparable 2006 period. The decrease resulted principally from the increase in our cost of funds and the decline in the interest income received from our loan portfolio due to the reduction in the average balance of our loan portfolio. Our net interest spread decreased to 3.58% in the first nine months of 2007 compared to 4.05% in the first nine months of 2006 and our net interest margin decreased to 4.59% in the first nine months of 2007 compared to 4.91% in the first nine months of 2006, respectively. On the asset side, the average yield on earning assets in the 2007 period decreased to 6.40% from 6.44% in the September 2006 period, or a decrease of 4 basis points. On the liability side, there was an increase in our cost of funds of 43 basis points from 2006. The principal cause of the decline in average asset yields, and thus the decline in spread and margin, was the fact that loans represented 31.5% of average earning assets in the first nine months of 2007, down from 35.2% of average earning assets in the comparable period in 2006.

      Our margin declined more slowly than our spread because, as the average yields on our assets increase, checking accounts, which represent a no-cost funding source, become more valuable because we can invest the proceeds of those deposits at higher yields. However, our average volume of checking accounts has declined recently. This has resulted from a softening real estate market, which causes the aggregate balance of demand deposits to decline due to our strategy of attracting deposits from attorneys and other customers linked to the real estate businesses. Management continually seeks to maintain a high level of non-interest checking accounts through developing relationships with local businesses and attorneys. Maintaining a high percentage of non-interest checking accounts is more advantageous when market interest rates are high because these no-cost funds can be invested at the higher yields. However, increases in market interest rates make interest-bearing deposit products more attractive to customers and may cause funds to shift from non-interest checking into interest-bearing deposit products.

      Provision for Loan Losses. For the nine months ended September 30, 2007, we took a $45,000 credit to the provision for loan losses, compared to a zero provision for loan losses for the nine months ended September 30, 2006. The credit to the provision for loan losses was due to the decline of the loan portfolio balance, and the level of recoveries on loans previously charged-off, which are added to the allowance for loan losses. The provision for loan losses in any period depends upon the amount necessary to bring the allowance for loan losses to the level management believes is appropriate, after taking into account charge offs and recoveries. Our allowance for loan losses is based on management's evaluation of the risks inherent in our loan portfolio and the general economy. Management periodically evaluates both broad categories of performing loans and problem loans individually to assess the appropriate level of the allowance.

      Although management uses available information to assess the appropriateness of the allowance on a quarterly basis in consultation with outside advisors and the board of directors, changes in national or local economic conditions, the circumstances of individual borrowers, or other factors, may change, increasing the level of problem loans and requiring an increase in the level of the allowance. The allowance for loan losses represented 1.62% of total loans at September 30, 2007, but there can be no assurance that a higher level, or a higher provision for loan losses, will not be necessary in the future.

      Non-interest Income. Non-interest income was $1,616,193 for the nine months ended September 30, 2007, compared to $1,408,944 during the same period last year. The $207,249, or 14.7%, increase in non-interest income was a direct result of a $175,978 increase in service charges on deposits (primarily non-sufficient fund fees) and a $33,594 increase in other income. Service fees on deposit accounts, principally non-sufficient funds fees, increased from 2006 to 2007 as the volume of deposit account transactions generating fee income increased. The increase in other income is a direct result of the Bank taking on a select, limited group of licensed consumer check cashing companies as deposit customers. These companies generate fee income through per item charges on their deposits.

      Non-interest Expense. Non-interest expense was $5,464,468 for the nine months ended September 30, 2007, compared to $5,435,532 for the nine months ended September 30, 2006. The principal causes of the $28,936 increase were:

   o an $18,807 decrease in salaries and benefits expense, due to a reduction in our incentive compensation accrual and a decrease in SAR related expenses, due to a decline in our stock price, partially offset by normal salary increases, a slight increase in staffing and higher benefit costs.

   o $217,648 in higher occupancy expenses due to the operation of our branch in Rosebank and the opening of our new main office in Great Kills.

   o a $228,829 decrease in legal expenses due to the reimbursement from our insurance company of legal fees previously expensed and a reduction in attorney fees from the 2006 period.

      Income Tax Expense. Income tax expense was $1,337,997 for the nine months ended September 30, 2007, compared to income tax expense of $1,589,224 for the nine months ended September 30, 2006. The $251,227 reduction in income tax expense was due to the $538,966 decrease in income before income taxes in the 2007 period. Our effective tax rate remained the same for the nine months ended September 30, 2007 and 2006 at 46.6%.

                                VSB Bancorp, Inc.
                       Consolidated Average Balance Sheets
                                   (unaudited)

                                                                  Three                               Three
                                                               Months Ended                        Months Ended
                                                            September 30, 2007                  September 30, 2006
                                                 ----------------------------------   -----------------------------------
                                                    Average                  Yield/      Average                   Yield/
                                                    Balance       Interest    Cost       Balance       Interest     Cost
                                                 -------------  -----------  ------   -------------  -----------  -------
Assets:
Interest-earning assets:
   Loans receivable                              $  59,328,064  $ 1,500,123    9.75%  $  69,220,537  $ 1,794,879    10.19%
   Investment securities, afs                      111,074,416    1,320,528    4.72     116,174,628    1,336,087     4.56
   Other interest-earning assets                    24,203,811      297,268    4.87      22,297,337      282,049     5.02
                                                 -------------  -----------           -------------  -----------
   Total interest-earning assets                   194,606,291    3,117,919    6.30     207,692,502    3,413,015     6.49

Non-interest earning assets                         13,590,653                           13,956,539
                                                 -------------                        -------------
   Total assets                                  $ 208,196,944                        $ 221,649,041
                                                 =============                        =============

Liabilities and equity:
Interest-bearing liabilities:
   Savings accounts                              $  11,684,293       24,531    0.83   $  13,372,021       23,607     0.70
   Time accounts                                    66,513,594      619,975    3.70      75,616,485      662,769     3.48
   Money market accounts                            24,043,528      137,741    2.27      18,211,593       85,246     1.86
   Now accounts                                     19,471,134       37,940    0.77      22,036,471       27,867     0.50
   Short Term Borrowings                                    --           --      --          76,087        1,112     5.80
   Subordinated debt                                 5,155,000       89,040    6.91       5,155,000       89,040     6.91
                                                 -------------  -----------           -------------  -----------
      Total interest-bearing liabilities           126,867,549      909,227    2.84     134,467,657      889,641     2.62
   Checking accounts                                60,571,625                           68,859,364
                                                 -------------                        -------------
Total deposits and subordinated debt               187,439,174                          203,327,021
Other liabilities                                    1,617,370                            2,452,036
                                                 -------------                        -------------
   Total liabilities                               189,056,544                          205,779,057
Equity                                              19,140,400                           15,869,984
                                                 -------------                        -------------
   Total liabilities and equity                  $ 208,196,944                        $ 221,649,041
                                                 =============                        =============

Net interest income/net interest rate spread                    $ 2,208,692    3.46%                 $ 2,523,374     3.87%
                                                                ===========  ======                  ===========  =======

Net interest earning assets/net interest margin  $  67,738,742                 4.45%  $  73,224,845                  4.79%
                                                 =============               ======   =============               =======

Ratio of interest-earning assets to interest-
  bearing liabilities                                     1.53 x                               1.54 x
                                                 =============                        =============

Return on Average Assets (1)                              0.92%                                1.14%
                                                 =============                        =============
Return on Average Equity (1)                              9.99%                               15.87%
                                                 =============                        =============
Tangible Equity to Total Assets                           9.57%                                7.45%
                                                 =============                        =============

                                                               Nine                                   Nine
                                                            Months Ended                          Months Ended
                                                         September 30, 2007                    September 30, 2006
                                                 ----------------------------------   -----------------------------------
                                                    Average                  Yield/      Average                   Yield/
                                                    Balance       Interest    Cost       Balance       Interest     Cost
                                                 -------------  -----------  ------   -------------  -----------  -------
Assets:
Interest-earning assets:
   Loans receivable                              $  60,982,376  $ 4,573,820    9.98%  $  71,136,492  $ 5,301,788     9.91%
   Investment securities, afs                      111,043,148    3,914,686    4.71     113,578,686    3,862,518     4.55
   Other interest-earning assets                    21,823,634      809,094    4.96      17,183,553      594,676     4.63
                                                 -------------  -----------           -------------  -----------
   Total interest-earning assets                   193,849,158    9,297,600    6.40     201,898,731    9,758,982     6.44

Non-interest earning assets                         14,920,697                           14,067,821
                                                 -------------                        -------------
   Total assets                                  $ 208,769,855                        $ 215,966,552
                                                 =============                        =============

Liabilities and equity:
Interest-bearing liabilities:
   Savings accounts                              $  12,082,515       74,314    0.82   $  13,679,963       62,985     0.62
   Time accounts                                    66,788,460    1,862,985    3.73      69,745,174    1,647,723     3.16
   Money market accounts                            20,828,643      321,150    2.06      19,631,360      264,909     1.80
   Now accounts                                     19,672,772       96,689    0.66      21,470,419       77,512     0.48
   Short Term Borrowings                                    --           --      --          25,641        1,112     5.80
   Subordinated debt                                 5,155,000      267,119    6.91       5,155,000      267,119     6.91
                                                 -------------  -----------           -------------  -----------
      Total interest-bearing liabilities           124,527,390    2,622,257    2.82     129,707,557    2,321,360     2.39
   Checking accounts                                63,532,608                           68,457,394
                                                 -------------                        -------------
Total deposits and subordinated debt               188,059,998                          198,164,951
Other liabilities                                    2,012,645                            2,458,242
                                                 -------------                        -------------
   Total liabilities                               190,072,643                          200,623,193
Equity                                              18,697,212                           15,343,359
                                                 -------------                        -------------
   Total liabilities and equity                  $ 208,769,855                        $ 215,966,552
                                                 =============                        =============

Net interest income/net interest rate spread                    $ 6,675,343    3.58%                 $ 7,437,622     4.05%
                                                                ===========  ======                  ===========  =======

Net interest earning assets/net interest margin  $  69,321,768                 4.59%  $  72,191,174                  4.91%
                                                 =============               ======   =============               =======

Ratio of interest-earning assets to interest-
  bearing liabilities                                     1.56 x                               1.56 x
                                                 =============                        =============

Return on Average Assets (1)                              0.97%                                1.12%
                                                 =============                        =============
Return on Average Equity (1)                             10.89%                               15.75%
                                                 =============                        =============
Tangible Equity to Total Assets                           9.57%                                7.45%
                                                 =============                        =============

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

      During the nine months ended September 30, 2007, we had a net decrease in total deposits of $5,611,356 due to a $4,621,334 decrease in time deposits, a $4,824,412 decrease in demand and checking accounts and a $1,416,790 decrease in savings accounts partially offset by a $5,226,118 increase in money market accounts and a $25,062 increase in NOW accounts. We received proceeds from repayment of investment securities of $24,358,579 and we had a net loan reduction of $6,961,389. After funding the deposit decline, we used $19,513,770 of available funds to purchase new investment securities. We also used $2,934,194 of cash for capitalized leasehold improvements and equipment for our new main office in Great Kills. These changes resulted in an overall increase in cash and cash equivalents of $6,888,630.

      In contrast, during the nine months ended September 30, 2006, our retail banking activities generated a net increase in deposits of $4,140,330 and we had a net decrease in loans receivable of $8,081,181, which combined to generate $12,221,511 in cash. In addition, we received proceeds from repayment of investment securities of $16,031,264. We used $23,944,173 of available funds to purchase new investment securities, resulting in an overall increase in cash and cash equivalents of $4,730,238. We applied available funds principally to purchase the $23,944,173 of investment securities to increase investment collateral available to pledge for the $20 million in municipal CDs that we received in the second quarter of 2006 in connection with our opening of our Rosebank branch.

      Victory State Bank satisfied all capital ratio requirements of the Federal Deposit Insurance Corporation at September 30, 2007, with a Tier I Leverage Capital ratio of 12.04%, a ratio of Tier I Capital to Risk-Weighted Assets ratio of 28.68%, and a Total Capital to Risk-Weighted Assets ratio of 29.78%.

      VSB Bancorp, Inc. satisfied all capital ratio requirements of the Federal Reserve at September 30, 2007, with a Tier I Leverage Capital ratio of 12.37%, a ratio of Tier I Capital to Risk-Weighted Assets ratio of 29.41%, and a Total Capital to Risk-Weighted Assets ratio of 30.52%.

      The following table sets forth our contractual obligations and commitments for future lease payments, time deposit maturities and loan commitments.

Contractual Obligations and Commitments at September 30, 2007

Contractual Obligations                                                 Payment due by Period
                                            -----------------------------------------------------------------------------
                                              Less than     One to three    Four to five        After       Total Amounts
                                               One Year         years           years         five years      committed
                                            -------------   -------------   -------------   -------------   -------------
Minimum annual rental payments under
   non-cancelable operating leases          $     393,057   $     801,132   $     829,865   $   2,322,506   $   4,346,560
Remaining contractual maturities of time
   deposits                                    60,839,409         984,783       1,783,718              --      63,607,910
                                            -------------   -------------   -------------   -------------   -------------
Total contractual cash obligations          $  61,232,466   $   1,785,915   $   2,613,583   $   2,322,506   $  67,954,470
                                            =============   =============   =============   =============   =============

Other commitments                                             Amount of commitment Expiration by Period
                                            -----------------------------------------------------------------------------
                                              Less than     One to three    Four to five        After       Total Amounts
                                               One Year         years           years         five years      committed
                                            -------------   -------------   -------------   -------------   -------------
                                            -------------   -------------   -------------   -------------   -------------
Loan commitments                            $  16,374,330   $   8,940,443   $          --   $          --   $  25,314,773
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

Item 3 - Controls and Procedures

      Evaluation of Disclosure Controls and Procedures: As of September 30, 2007, we undertook an evaluation of our disclosure controls and procedures under the supervision and with the participation of Merton Corn, President and CEO, and Raffaele M. Branca, Executive Vice President and CFO. Disclosure controls are the systems and procedures we use that are designed to ensure that information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934 (such as annual reports on Form 10-KSB and quarterly periodic reports on Form 10-QSB) is recorded, processed, summarized and reported, in a manner which will allow senior management to make timely decisions on the public disclosure of that information. Messrs. Corn and Branca concluded that our current disclosure controls and procedures are effective in ensuring that such information is (i) collected and communicated to senior management in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Since our last evaluation of our disclosure controls, we have not made any significant changes in, or corrective actions taken regarding, either our internal controls or other factors that could significantly affect those controls.

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

The amended complaint requests monetary damages against the Bank of $1,817,041. The Bank intends to defend aggressively the amended claims and has referred the litigation to its insurance carrier, which has indicated that the claims asserted against the Bank are covered by insurance. The Bank has also asserted cross-claims against various former customers, principals of those customers, and other related persons on the grounds that if the Bank is held liable to the plaintiff, then the liability is the result of the misdeeds or negligence of those other parties. Pre-trial discovery among the parties is in process.

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

                                  VSB Bancorp, Inc.

      Date: November 12, 2007     /s/ Merton Corn
                                  ----------------------------------------------
                                  Merton Corn
                                  President and Chief Executive Officer

      Date: November 12, 2007     /s/ Raffaele M. Branca
                                  ----------------------------------------------
                                  Raffaele M. Branca
                                  Executive Vice President and Chief Financial
                                  Officer

                                  EXHIBIT INDEX

Exhibit
Number         Description of Exhibit
-------        ----------------------
31.1           Rule 13A-14(a)/15D-14(a) Certification of Chief Executive Officer
31.2           Rule 13A-14(a)/15D-14(a) Certification of Chief Financial Officer
32.1           Certification by CEO pursuant to 18 U.S.C. 1350.
32.2           Certification by CFO pursuant to 18 U.S.C. 1350.

----------------------------------------

Item 6 - Exhibits

Exhibit
Number         Description of Exhibit
-------        ----------------------
31.1           Rule 13A-14(a)/15D-14(a) Certification of Chief Executive Officer
31.2           Rule 13A-14(a)/15D-14(a) Certification of Chief Financial Officer
32.1           Certification by CEO pursuant to 18 U.S.C. 1350.
32.2           Certification by CFO pursuant to 18 U.S.C. 1350.