Form 10KSB
period 2007-12-31
VSB BANCORP INC
filed 2008-03-26
CIK 1225874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20849

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED DECEMBER 31, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OF THE EXCHANGE ACT
FOR THE TRANSITION PERIOD

COMMISSION FILE NUMBER 0-50237

VSB Bancorp, Inc.

(Name of Small Business Issuer in its charter)

New York

(State or other jurisdiction of incorporation or organization)

11 - 3680128

(I. R. S. Employer Identification No.)

4142 Hylan Boulevard, Staten Island, New York 10308

(Address of principal executive offices)

(718) 979-1100

Issuer’s telephone number

Common Stock

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes
☒ No

Indicate by check mark if accelerated filer. ☐ Yes ☒ No.

State Issuer’s revenues for the most recent fiscal year: $14,451,745.

The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2007 was $18,102,640.

The registrant had 1,900,509 common shares outstanding as of March 13, 2008.

Documents incorporated by reference:

Portions of the registrant’s definitive proxy statement filed on or about March 25, 2008 into Part III of this Form 10-KSB.

Forward-Looking Statements

          When used in this Form 10-KSB, or in any written or oral statement made by us or our officers, directors or employees, the words and phrases “will result,” “expect,” “will continue,” “anticipate,” “estimate,” “project,” or similar terms are intended to identify “forward-looking statements.” A variety of factors could cause our actual results and experiences to differ materially from the anticipated results or other expectations expressed in any forward-looking statements. Some of the risks and uncertainties that may affect our operations, performance, development and results, the interest rate sensitivity of our assets and liabilities, and the adequacy of our loan loss allowance, include, but are not limited to:

•

deterioration in local, regional, national or global economic conditions which could result in, among other things, an increase in loan delinquencies, a decrease in property values, or a change in the real estate turnover rate;

•	changes in market interest rates or changes in the speed at which market interest rates change;

•	changes in laws and regulations affecting the financial service industry;

•	changes in competition; and

•	changes in consumer preferences by our customers or the customers of our business borrowers.

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

PART I

Item 1. Description of Business.

Business of VSB Bancorp, Inc.

VSB Bancorp, Inc. (referred to using terms such as “we,” “us,” or the “Company”) became the holding company for Victory State Bank (the “Bank”), a New York chartered commercial bank, upon the completion of a reorganization of the Bank into the holding company form of organization. The reorganization was effective in May 2003. All the outstanding stock of Victory State Bank was exchanged for stock of VSB Bancorp, Inc. on a three for two basis so that the stockholders of Victory State Bank became the owners of VSB Bancorp, Inc. and VSB Bancorp, Inc. owns all the stock of Victory State Bank. The common stock we issued in the transaction qualifies as exempt securities under Section 3(a)(12) of the Securities Act of 1933. Our primary business is owning all of the issued and outstanding stock of the Bank. Our common stock is listed on the NASDAQ Capital Market, formerly known as the NASDAQ SmallCap Market, effective on March 16, 2007. We continue to trade under the symbol “VSBN”.

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

Victory State Bank

Victory State Bank is a New York State chartered commercial bank, founded in November 1997. The Bank is supervised by the New York State Banking Department and the Federal Deposit Insurance Corporation (“FDIC”). The Bank’s principal business has been and continues to be attracting commercial deposits from primarily the general public and investing those deposits, together with funds generated from operations and repayments on existing investments, primarily in loans for business purposes and investment securities. The Bank’s revenues are derived principally from interest on our commercial loan and investment securities portfolios. The Bank’s primary sources of funds are deposits and principal and interest payments on loans and investment securities.

Victory State Bank serves its primary market of Staten Island, New York through its five banking offices. The Bank opened its original main office in the Oakwood section of Staten Island in November 1997 which was closed in February 2007 as the lease expired at that location; its first branch was opened in the West Brighton section of Staten Island in June 1999; its second branch in the St. George section of Staten Island in January 2000; its third branch in the Dongan Hills section of Staten Island in December 2002 and its fourth branch in the Rosebank section of Staten Island in April 2006. In February 2007, the Bank opened its new main office in the Great Kills section of Staten Island. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation up to the maximum amounts permitted by law. Victory State Bank also serves its customers through its website, www.victorystatebank.com.

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

From 1990 to 2000, Staten Island’s population grew to 443,728 from 378,977, or a 17% increase. According to U.S. Census Department estimates, this growth rate has slowed, with the seven years from 2000 to 2007 showing an estimated population growth rate of only 7.1% for Staten Island. There was a modest shift from the 20 to 44 year age group to the 45 to 64 year age group during the decade of the 1990s. As a percentage of population, the 45 to 64 year age group increased from 19.8% to 23.4% during the decade. The Census Department estimates that this trend continued through at least 2006, when the 45 to 64 year age group increased to 26.3% of the total population. The largest age group continued to be the 20 to 44 age group, at 35.2% of total population in 2006, down from 37.0% in 2000.

Median household income increased to $55,039 from $50,064 during the decade of the 90’s. Per capita income in 1999 was $23,905 in Staten Island, slightly higher than $23,389, the per capita income of New York State. One third of the households in Staten Island had household income of more than $75,000 in 1999. These income levels compare favorably with the national household median of $41,994 and the national per capita median of $21,587. The Census Department has not published comparable data for recent years, but management believes that median household income continues to be strong and that these income levels in Staten Island provide satisfactory support for personal home ownership, in turn supporting the home building industry, which is a major industry focus for Victory State Bank.

As the population grew, the total number of households increased to 156,341 from 130,519 during the 1990s. Total housing units stood at 163,993 in 2000, as compared to 139,726 in 1990, an increase of 17.4%. Owner occupied housing units represented 63.8% of total housing units in 2000, which was consistent with the 63.7% level in 1990. Although the growth in housing units has continued, the pace of that growth has slowed, with an estimate 177,368 housing units at June 30, 2006, an increase of 8.2% since April 1, 2000. This slowing growth presents challenges to management because of our focus on the home building industry and related sectors of the local economy.

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

RISK FACTORS

Bank lending is an inherently risky business. A substantial portion of our assets are invested in loans, and loans necessarily present many risks. We must first rely on our borrowers to repay their loans, and if they are unable to do so, we must rely on the value of the collateral, if any, for the loan. Changing business conditions, increases in unemployment, personal problems that a borrower may experience, changes in the regulations that apply to a borrower’s business, changes in the political climate or in public policy, and many other factors outside our control, could adversely affect the ability of our borrowers to repay their loans or the value of the collateral we have received. Although we seek to reduce these risks through underwriting procedures that we believe are prudent, it is impossible for us to completely eliminate the risks which arise from making loans except by eliminating our lending operations.

The current turmoil in the residential mortgage market and the residential real estate market could adversely affect our customers and thus have an indirect adverse effect on us. Making permanent residential mortgage loans is not a material part of our business, and our investments in mortgage-backed securities and collateralized mortgage obligations have been made with a view towards avoiding the types of securities that are backed by low quality mortgage-related assets. However, one of the primary focuses of our local business is receiving deposits from, and making loans to, businesses involved in the residential housing industry on Staten Island. For example, residential construction loans represent a significant component of our loan portfolio, and most of those loans are made to real estate developers and builders who build homes with the expectation that they will sell them during or after construction. Not only do those developers and builders provide a source of loans, but they also provide us with deposits and other business. If the weakness in the housing market continues or worsens, then that could have a substantial adverse effect on our customers and potential customers, making it more difficult for us to find satisfactory loan opportunities and low-cost deposits. This could compel us to invest in lower yielding securities instead of higher-yielding loans and could also reduce low cost funding sources such as checking accounts and require that we replace them with higher cost deposits such as time deposits. Either or both of those shifts could reduce our net income.

Our loans are concentrated in the residential building trades industry, and thus a downturn in the local housing market could adversely affect our net income. The largest segment of our loan portfolio is represented by loans to home builders and others involved in the home building industry, such as equipment and material suppliers. At December 31, 2007, 24.1% of our loans were construction mortgage loans, primarily for the construction of residential properties. Our non-mortgage commercial loans, totaling an additional 19.4% of our loan portfolio were also concentrated in companies involved in the construction industry and some of our other loans also involved companies in related industries. As a result, a worsening of the housing market in our Staten Island lending area could have a significant negative impact on both our loan portfolio and our level of deposits. Not only could such a worsening adversely affect the ability of our borrowers to repay their loans, but it could also reduce our ability to generate new loans that satisfy our underwriting criteria. Furthermore, businesses in the home building industry are a source of deposits as well as loans, and if their businesses suffer, they are likely to reduce the level of deposits they maintain at with us.

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

In general, the interest rates we pay on deposits adjust more slowly than the interest rates we earn on loans because the largest part of our loan portfolio consist of loans with interest rates that fluctuate based upon the prime rate. In contrast, although many of our deposit categories have interest rates that could adjust immediately, such as interest checking accounts and savings accounts, changes in the interest rates on those accounts are at our discretion and tend to occur more slowly. As a result, recent declines in market interest rates have had an adverse effect on our net income because the yields we earn on our loans have declined more rapidly than our cost of funds. Further declines in market interest rates could have a further adverse effect on our net income, while increases in market interest rates could increase our net interest income because our cost of deposits would probably increase more slowly than the yields on our loans. However, customer preferences and competitive pressures may negate this positive effect because customers may choose to move funds into higher-earning deposit types as higher interest rates make them more attractive, or competitors offer premium rates to attract deposits. We also have a substantial portfolio of investment securities with fixed rates of interest, most of which are mortgage-backed securities with an estimated average life of not more than 5 years.

There is only a very limited trading market for our common stock. Our common stock is listed on the NASDAQ Capital Market, formerly known as the NASDAQ SmallCap Market, which listing was effective on March 16, 2007. We continue to trade under the symbol “VSBN.” We applied for that listing in the hope that it would increase the trading market in our stock and make it easier for individuals to buy and sell our stock. However, our stock does not trade every day and the average daily trading volume is limited. During the twelve months ended March 17, 2008, there were trades reported on only 108 out of 252 trading days, or slightly more than one out of every three trading days, and our average daily trading volume during that period was 1,039 shares for all trading days and 2,426 shares per day for the 109 days on which trades occurred. This data is comparable to the trading volume data for the previous year when we were not quoted on the NASDAQ Capital Market. We currently have approximately 153 stockholders of record and we believe based upon reports we have received from broker/dealers, that there are approximately an additional 250 stockholders who own their shares in street name.

The geographic concentration of our loans increases the risk that adverse economic conditions could affect our net income. Substantially all of our loans are mortgage loans on property located in Staten Island, New York, or loans to residents of Staten Island. Staten Island has experienced an economic down turn in recent years. In addition, due to the importance of the home building trade on Staten Island, the recent adverse conditions in the residential real estate market has had an additional negative impact on many local businesses that make up our core customer base. A continued economic slow-down or decline in the local economy could have an adverse effect on us for a number of reasons. Adverse economic conditions could hurt the ability of our borrowers to repay their loans. If real estate values decline, reductions in the value of real estate collateral could make it more difficult for us to recover the full amount due on loans which go into default. Furthermore, economic difficulties can also increase deposit outflows as customers must use savings to pay bills. This could increase our cost of funds because of the need to replace the deposit outflow. All of these factors might combine to reduce significantly our net income.

Changes in the federal or state regulation of financial institutions could have an adverse effect on future operations. Federal and New York State banking laws and regulations exert substantial control over our operations. Federal and state regulatory authorities have extensive discretion in connection with their supervision of Victory State Bank, such as the right to impose restrictions on operations and the insistence that we increase our allowance for loan losses. Furthermore, federal and state laws affecting banks are constantly being revised, often imposing new restrictions or increasing competitive pressures through de-regulation. Any change in the regulatory structure or statutes or regulations applicable to banks, bank holding companies, or their competitors, whether by the Congress, the FDIC, the Federal Reserve System, the New York State legislature, the New York State Banking Department or any other regulator, could have a material impact on our operations and profitability. For example, in late 2006, the FDIC adopted new regulations regarding FDIC insurance premiums that banks must pay and imposed premium assessments for the first time in a number of years, effective beginning in 2007. Banks that were in existence prior to December 31, 1996 have a credit against the assessments, but since we did not open for business until 1997, we do not have the benefit of any credit. Our FDIC insurance premium was $91,566 in 2007 and we estimate that it 2008 will be approximately $115,000.

Similarly, there have recently been a number of proposals at both the state and the federal level, to impose additional requirements on residential mortgage lenders and other entities in the residential real estate business. We are not a residential mortgage lender and we do not expect that these proposals, if adopted, will have a direct negative effect on us. However, the proposals could reduce residential development, increase the cost of housing, and restrict the ability of small local businesses in that sector to compete with larger companies with greater resources. That could have an adverse effect on our customer base.

We operate in an extremely competitive environment. We operate in one of the most competitive environments for financial products in the world. Many of the world’s largest financial institutions have offices in our local communities, and they have far greater financial resources than we have. We seek to distinguish ourselves from those institutions by providing personalized service and providing the same level of care to small community based businesses that only Fortune 500 companies can obtain from the largest banks.

The loss of key personnel could impair our future success. Mert Corn, our President and CEO, has retired November 15, 2007. Pursuant to a succession plan approved by the Board of Directors, Raffaele (Ralph) M. Branca was appointed the position of President and CEO. Mr. Branca was previously our Executive Vice President and Chief Financial Officer since inception of the Bank and the Bancorp. In anticipation of the promotion of Mr. Branca to the Presidency, we hired a new person to function as Controller and Principal Accounting Officer. However, he left after a short tenure, which placed extra burdens on our remaining staff in that area. We continue to actively seek a replacement to provide increased support and segregation of functions in our financial and accounting department. Our future success depends in part on the service of our executive officers, other key management, as well as our staff, and our ability to continue to attract, motivate, and retain additional highly qualified employees. The loss of one or more of our key personnel or our inability to timely recruit replacements for such personnel, or otherwise attract, motivate, or retain qualified personnel could have an adverse effect on our business, operating results and financial condition.

Lending Activities

Loan Portfolio Composition. Our loan portfolio consists primarily of commercial mortgage loans and unsecured commercial loans. At December 31, 2007, we had total unsecured commercial loans outstanding of $10,981,044, or 17.5% of total loans, and commercial real estate loans of $31,607,039, or 50.6% of total loans. There were $15,109,593 of construction loans secured by real estate, $13,585,698 of which were construction loans to businesses for the construction of either commercial property or residential property for sale, representing 21.7% of total loans. Other loans in our portfolio principally included commercial loans secured by assets other than real estate totaling $1,171,152 or 1.9% of total loans at December 31, 2007; residential mortgage loans of $2,314,716, or 3.7% of total loans and consumer non-mortgage loans of $566,356 or 0.9% of total loans. Although we generally do not make traditional permanent residential mortgage loans, we occasionally make residential mortgage loans to the principals of commercial customers. For the year ended December 31, 2007, approximately $49,880,240, or 79.7%, of loans for business purposes had adjustable interest rates based on the prime rate of interest.

The following table sets forth the composition of our loan portfolio in dollar amounts and in percentages at the dates indicated.

	At December 31,

	2007		2006		2005		2004		2003

	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total

Commercial loans:
Commercial secured	$1,171,152	1.9%	$1,231,880	1.8%	1,584,484	2.1%	$1,572,824	2.3%	$1,896,374	2.8%
Commercial unsecured	10,981,044	17.5	10,882,002	16.3	11,078,101	14.9	9,620,243	14.1	8,905,587	13.1

Total commercial loans	12,152,196	19.4	12,113,882	18.1	12,662,585	17.0	11,193,067	16.4	10,801,961	15.9
Real Estate loans:
Commercial	31,607,039	50.6	33,215,627	49.9	29,794,108	40.1	31,741,069	46.5	32,416,537	47.5
One-to-four family	2,314,716	3.7	165,801	0.2	298,779	0.4	1,112,032	1.6	1,382,490	2.0

Total real estate loans	33,921,755	54.3	33,381,428	50.1	30,092,887	40.5	32,853,101	48.1	33,799,027	49.5
Construction loans:
Commercial	13,585,698	21.7	17,552,797	26.4	26,623,846	35.8	19,893,858	29.1	20,390,849	29.8
Owner occupied one-to-four family	1,523,895	2.4	1,825,000	2.7	2,987,500	4.0	2,960,000	4.3	1,870,000	2.7

Total construction loans	15,109,593	24.1	19,377,797	29.1	29,611,346	39.8	22,853,858	33.4	22,260,849	32.5
Other loans:
Consumer loans	566,356	0.9	826,528	1.2	1,477,366	2.0	1,048,448	1.5	949,899	1.4
Other loans	827,122	1.3	974,278	1.5	486,009	0.7	435,837	0.6	510,617	0.7

Total other loans	1,393,478	2.2	1,800,806	2.7	1,963,375	2.7	1,484,285	2.1	1,460,516	2.1

Total loans	62,577,022	100.0%	66,673,913	100.0%	74,330,193	100.0%	68,384,311	100.0%	68,322,353	100.0%

Less:
Unearned discounts, net and deferred loan fees, net	203,944		263,236		386,088		337,426		340,892
Allowance for loan losses	927,161		1,128,824		1,153,298		1,299,520		1,162,776

Loans, net	$61,445,917		$65,281,853		$72,790,807		$66,747,365		$66,818,685

The following table sets forth our loan originations and principal repayments for the periods indicated. We did not purchase or sell any loans in 2007, 2006 or 2005.

	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005

Commercial Loans (gross):
At beginning of period	$12,113,882	$12,662,585	$11,193,067
Commercial loans originated:
Secured	857,106	997,696	1,318,810
Unsecured	66,749,010	65,961,375	39,289,021

Total commercial loans	67,606,116	66,959,071	40,607,831
Principal repayments	(67,567,802)	(67,507,774)	(39,138,313)

At end of period	$12,152,196	$12,113,882	$12,662,585

Real Estate loans:
At beginning of period	$33,381,428	$30,092,887	$32,853,101
Real estate loans originated:
Commercial	7,735,374	17,983,000	11,228,592
One-to-four family	2,200,000	365,000	370,000

Total real estate loans	9,935,374	18,348,000	11,598,592
Principal repayments	(9,395,047)	(15,059,459)	(14,358,806)

At end of period	$33,921,755	$33,381,428	$30,092,887

Construction loans
At beginning of period	$19,377,797	$29,611,346	$22,853,858
Construction loans originated	17,280,000	9,940,000	33,364,808
Principal repayments	(21,548,204)	(20,173,549)	(26,607,320)

At end of period	$15,109,593	$19,377,797	$29,611,346

Other loans (gross):
At beginning of period	$1,800,806	$1,963,375	$1,484,285
Other loans originated	717,098	1,251,666	1,801,270
Principal repayments	(1,124,426)	(1,414,235)	(1,322,180)

At end of period	$1,393,478	$1,800,806	$1,963,375

Loan Maturity. The following table shows the contractual maturity of our loans at December 31, 2007.

	At December 31, 2007

	Commercial Unsecured	Commercial Secured	Construction	Real Estate	Other Loans	Total

Amounts due:
Within one year (1)	$6,617,173	$520,507	$4,817,198	$8,127,967	$926,721	$21,009,566
After one year:
One to five years	4,363,871	650,645	10,292,395	11,763,676	466,757	27,537,344
Total due after five years	—	—	—	14,030,112	—	14,030,112

Total amount due	10,981,044	1,171,152	15,109,593	33,921,755	1,393,478	62,577,022
Less:
Unearned fees	—	164	74,046	129,734	—	203,944
Allowance for loan losses	330,355	19,877	166,437	361,294	49,198	927,161

Loans, net	$10,650,689	$1,151,111	$14,869,110	$33,430,727	$1,344,280	$61,445,917

The following table sets forth at December 31, 2007, the dollar amount of all loans, due after December 31, 2008, and whether such loans have fixed or variable interest rates.

	Due After December 31, 2007

	Fixed	Variable	Total

Commercial Business Loans:
Unsecured	$498,341	$3,865,530	$4,363,871
Secured	150,561	500,084	650,645
Real Estate
Commercial	953,226	22,525,846	23,479,072
One-to-four	2,314,716	—	2,314,716
Construction	294,895	9,997,500	10,292,395
Other loans	466,757	—	466,757

Total loans	$4,678,496	$36,888,960	$41,567,456

Commercial Business Lending. We originate commercial business loans directly to the professional and business community in our market area. We target small to medium sized business, and professionals such as lawyers, doctors and accountants. Applications for commercial business loans are obtained primarily from the efforts of our directors and senior management, who have extensive contacts in the local business community, or from branch referrals. As of December 31, 2007, commercial business loans totaled $12,152,196 or 19.4% of total loans.

Commercial business loans we originate generally have terms of five years or less and have adjustable interest rates tied to the Wall Street Journal Prime Rate plus a margin. Most of our commercial business loans have terms of less than one year and one of the challenges facing management is the constant effort to originate commercial business loans as existing loans are repaid. Such loans may be secured or unsecured. Secured commercial business loans can be collateralized by receivables, inventory and other assets. All these loans are either loans to individuals for which they have personal liability or loans to entities backed by the personal guarantee of principals of the borrower. The loans generally have shorter maturities and higher yields than real estate mortgage loans. Management has extensive experience in originating commercial business loans within our marketplace.

Commercial business loans generally carry the greatest credit risks of the loans in our portfolio because repayment is more dependent on the success of the business operations of the borrower. Some of these loans are unsecured and those that are secured frequently have collateral that rapidly depreciates or is difficult to control in the event of a default.

Commercial Real Estate Lending. We originate commercial real estate loans that are generally secured by properties used for business purposes such as retail stores, other mixed-use (business and residential) properties, restaurants, light industrial and small office buildings located in our primary market area. Our commercial real estate loans are generally made in amounts up to 70% of the appraised value of the property. These loans are most commonly made with terms up to five years with interest rates that adjust to 100 or 150 basis points above the floating prime rate. A significant portion of these loans are subject to an interest rate floor ranging between 7.00% and 8.00%. Our underwriting standards consider the collateral of the borrower, the net operating income of the property and the borrower’s expertise, credit history and profitability. We require personal guarantees from the borrower or the principals of the borrowing entity. At December 31, 2007, our commercial real estate loans totaled $33,921,755, or 54.3% of total loans.

Loans secured by commercial real estate are generally larger and have traditionally been considered to involve greater risks than one-to-four family residential mortgage loans, but generally lesser risks than commercial business loans. Because payments on loans secured by commercial real estate properties are often dependent on the successful operation and management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy, to a greater extent than other types of loans. We seek to minimize these risks through our lending policies and underwriting standards, which restrict new originations of such loans to our primary lending area and qualify such loans on the basis of the property’s income stream, collateral value and debt service ratio.

Construction Lending. Our construction loans primarily have been made to builders and developers to finance the construction of one- to four-family residential properties and, to a lesser extent, multi-family residential real estate properties. Our policies provide that construction loans may be made in amounts up to the lesser of 80% of the total hard and soft costs of the project or Victory State Bank’s loans to-one borrower limitation. We generally require personal guarantees. Construction loans generally are made with prime-based interest rates with terms up to 18 months. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. At December 31, 2007, our construction loans totaled $15,109,593 or 24.1% of total loans.

Construction loans on non-owner occupied real estate generally carry greater credit risks than permanent mortgage loans on comparable completed properties because their repayment is more dependent on the borrower’s ability to sell or rent units under construction and the general as well as local economic conditions. Because payments on construction loans are often dependent on the successful completion of construction project and the management of the project, repayment of such loans may be subject to adverse conditions in the real estate market or the economy, to a greater extent than other types of loans.

Loan Approval Procedures and Authority. All unsecured loans in excess of $250,000 and all secured loans over $400,000, are reviewed and approved by the Loan Committee, which consists of seven directors of Victory State Bank, prior to commitment. Smaller loans may be approved by underwriters designated by the Bank’s Chief Executive Officer. Consumer loans not secured by real estate and unsecured consumer loans, depending on the amount of the loan and the loan to value ratio, where applicable, require the approval of the Bank’s Chief Lending Officer and/or Chief Executive Officer.

Upon receipt of a completed loan application from a prospective borrower, we order a credit report and we verify other information. If necessary, we request additional financial information. An independent appraiser we designate performs an appraisal of the real estate intended to secure the proposed loan. The Board of Victory State Bank annually approves the independent appraisers and approves the Bank’s appraisal policy. It is our policy to obtain title insurance on all real estate first mortgage loans and on substantially all subordinate mortgage loans. Borrowers must also obtain hazard insurance prior to closing. Some borrowers are required to make monthly escrow deposits which we then use to pay items such as real estate taxes.

Delinquencies and Classified Assets

Delinquent Loans. Our collection procedures for mortgage loans include sending a past due notice at 15 days and a late notice after payment is 30 days past due. In the event that payment is not received after the late notice, letters are sent or phone calls are made to the borrower. We attempt to obtain full payment or work out a repayment schedule with the borrower to avoid foreclosure. Generally, we authorize foreclosure proceedings when a loan is over 90 days delinquent. We record property acquired in foreclosure as real estate owned at the lower of its appraised value less costs to dispose, or cost. We cease to accrue interest on all loans 90 days past due and reverse all accrued but unpaid interest when the loan becomes non-accrual. We continue to accrue interest on construction loans that are 90 days past the maturity date of the loan if we expect the loan to be paid in full in the next 60 days and all interest is paid up to date.

The collection procedures for non-mortgage other loans generally include telephone calls to the borrower after ten days of the delinquency and late notices at 15 and 25 days past due. Letters and telephone calls generally continue until the matter is referred to a collection attorney or resolved. After the loan is 90 days past due, the loan is referred to counsel and is written-off.

Classified Assets. Federal regulations and our Loan Review and Risk Rating Policy provide for the classification of loans and other assets we consider to be of lesser quality as “Substandard”, “Doubtful” or “Loss” assets. An asset is considered “Substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “Doubtful” have all of the weaknesses inherent in those classified “Substandard” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “Loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose us to sufficient risk to warrant classification but which possess weaknesses are designated “Special Mention” by management. We had twenty three (23) loans, in the aggregate amount of $6,514,370, classified as special mention. We had twelve (12) loans, in the aggregate amount of $2,875,323, classified as substandard, eight of which, in the aggregate amount of $2,745,063, are secured by real estate and for which the Bank is actively collecting and expects to collect substantially all the amounts due. We had two (2) loans, in the amount of $17,014, classified as doubtful, and no loans classified as loss as of December 31, 2007.

When we classify an asset as Substandard or Doubtful, we provide, as part of our general allowance for loan losses, an amount management deems prudent to recognize the risks pertaining to the asset. A general allowance represents a loss allowance which has been established to recognize the inherent risk associated with lending activities, but which, unlike a specific allowance, has not been allocated to particular problem assets. When we classify an asset as “Loss,” we either establish a specific allowance for losses equal to 100% of the amount of the asset or charge off that amount.

Victory State Bank’s Loan Review Officer and Board of Directors regularly review problem loans and review all classified assets on a quarterly basis. We believe our policies are consistent with the regulatory requirements regarding classified assets. Our determination as to the classification of our assets and the amount of our valuation allowances is subject to review by the New York State Banking Department and the FDIC, which can order the establishment of additional general or specific loss allowances.

The following table sets forth delinquencies in our loan portfolio as of the dates indicated:

	At December 31, 2007

	60-89 Days		90 Days or more
	Number	Principal	Number	Principal

Commercial real estate	2	$1,406,936	3	$459,371
Commercial construction	2	2,944,000	6	2,505,134
Commercial unsecured	1	300,000	2	14,970
Other	—	—	1	5,877

Total	5	$4,650,936	12	$2,985,352

Delinquent loans to total loans		7.43%		4.77%

	At December 31, 2006

	60-89 Days		90 Days or more
	Number	Principal	Number	Principal

Commercial real estate	—	$—	3	$773,924
Commercial unsecured	2	29,648	1	20,709
Other	1	9,676	—	—

Total	3	$39,324	4	$794,633

Delinquent loans to total loans		0.06%		1.19%

	At December 31, 2005

	60-89 Days		90 Days or more
	Number	Principal	Number	Principal

Commercial real estate	—	$—	6	$1,123,081
Commercial construction	—	—	2	579,000
Commercial unsecured	1	8,420	—	—

Total	1	$8,420	8	$1,702,081

Delinquent loans to total loans		0.01%		2.29%

	At December 31, 2004

	60-89 Days		90 Days or more
	Number	Principal	Number	Principal

Commercial real estate	2	$256,137	4	$160,310
Commercial unsecured	—	—	1	20,112
Other	—	—	1	2,476

Total	2	$256,137	6	$182,898

Delinquent loans to total loans		0.37%		0.27%

	At December 31, 2003

	60-89 Days		90 Days or more
	Number	Principal	Number	Principal

Commercial real estate	2	$503,694	4	$259,026
Commercial construction	—	—	1	145,000
Commercial unsecured	—	—	1	30,619
Other	—	—	1	4,406

Total	2	$503,694	7	$439,051

Delinquent loans to total loans		0.74%		0.64%

Loans 90 days or more past due represent non-accrual loans and loans that are contractually past due maturity but are still accruing interest.

Management concluded, in connection with its analysis of the appropriateness of the allowance for loan losses at year end 2007, that the increase in past due loans at December 31, 2007 was the result of identifiable circumstances with respect to a limited number of specific loans and that a substantial majority of the past due amount was likely to be repaid or brought current relatively soon after year end, so a corresponding increase in the allowance would not have been appropriate.

Non-performing Assets. The following table sets forth information about our non-performing assets at December 31, 2007, 2006 and 2005.

	At December 31,	At December 31,	At December 31,
	2007	2006	2005

Non-performing assets:
Commercial loans:
Unsecured	$14,970	$20,709	$—
Commercial real estate	459,371	188,872	1,022,097
Construction	480,000	—	579,000
Consumer loan	5,877	—	—

Total non-performing assets	$960,218	$209,581	$1,601,097

Non-performing loans to total loans	1.53%	0.31%	2.15%
Non-performing loans to total assets	0.47%	0.10%	0.74%
Non-performing assets to total assets	0.47%	0.10%	0.74%

The gross interest income that would have been recorded in 2007 if the non-accrual loans had been current in accordance with their original terms was $27,115. The amount of interest income on those loans that was included in net income for 2007 was $156.

The following table sets forth the aggregate carrying value of our assets classified as Substandard, Doubtful and Loss according to asset type:

	Substandard		Doubtful

	Number	Amount	Number	Amount

Classification of assets:
Commercial Loans:
Unsecured	4	$130,260	—	$—
Commercial Real Estate	6	2,265,063	1	11,137
Construction	2	480,000	—	—
Consumer Loan	—	—	1	5,877

Total loans	12	$2,875,323	2	$17,014

No assets were classified as Loss at year end 2007 and 2006.

Allowance for Loan Losses

Our allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the risks inherent in its loan portfolio and the general economy. When analyzing the adequacy of the allowance for loan losses, management first considers performing loans in our loan portfolio that have no material identified weaknesses. Management considers historical experience, the state of the economy, our credit process, the nature of collateral, industry trends, geographic considerations and other factors, when assessing these loans. Management then establishes an amount equal to a fixed percentage of the performing loans in each of our five principal loan categories as appropriate to be included in the allowance to cover inherent weaknesses in the broad category of loans.

In addition, management analyzes each loan that has been identified as having specific weaknesses to determine the appropriate level of the allowance for that loan. This analysis considers both the general factors which are considered in assessing performing loans as well as specific facts pertinent to each loan, such as collateral value, borrower’s income and ability to repay, payment history, the reasons for and length of the delinquency, and the value of any credit support. Although loans may be analyzed individually or in groups to determine the allowance, the entire allowance is available for any losses that occur.

In order to assist in determining the allowance, an independent loan review firm, senior management and the Bank’s Board of Directors review the allowance for loan losses quarterly. If they determine that the allowance is inappropriate, then management increases or decreases the provision for loan losses to bring the allowance to the appropriate level.

As of December 31, 2007, our allowance for loan losses was $927,161 or 1.48% of total loans. Based upon all relevant and presently available information, management believes that the allowance for loan losses is appropriate. We continue to monitor and modify the level of the allowance for loan losses in order to maintain the allowance at a level which management considers appropriate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary, based on changes in economic and local market conditions beyond management’s control. In addition, federal and state bank regulatory agencies periodically review Victory State Bank’s loan loss allowance as part of their periodic safety and soundness examinations of the Bank. They may recommend or seek to compel increases in the allowance if they believe that weaknesses in the loan portfolio are more significant than management’s assessment.

The following table sets forth the activity in our allowance for loan losses:

			For the Year Ended December 31,

	2007	2006	2005	2004	2003

Allowance for Loan Losses:
Balance at beginning of period	$1,128,824	$1,153,298	$1,299,520	$1,162,776	$1,168,358
Charge-offs:
Commercial loans:
Unsecured	(254,986)	(62,181)	(318,399)	(180,125)	(315,490)
Consumer loan	—	(17,511)	—	—	—
Other loans	(8,639)	(28,111)	(25,302)	(4,940)	(17,138)

Total charge-offs	(263,625)	(107,803)	(343,701)	(185,065)	(332,628)
Recoveries	66,962	148,329	257,479	171,809	122,046

Net charge-offs	(196,663)	40,526	(86,222)	(13,256)	(210,582)
Provision charged to income	(5,000)	(65,000)	(60,000)	150,000	205,000

Balance at end of period	$927,161	$1,128,824	$1,153,298	$1,299,520	$1,162,776

Ratio of net charge-offs during the period to average loans outstanding during the period	0.32%	0.06%	0.12%	0.02%	0.49%
Ratio of allowance for loan losses to total loans at the end of period	1.48%	1.69%	1.55%	1.90%	1.70%
Ratio of allowance for loan losses to non-performing loans at the end of the period	96.56%	538.61%	72.03%	899.96%	264.84%
Ratio of allowance for loan losses to non-performing assets at the end of the period	96.56%	538.61%	72.03%	899.96%	264.84%

The following table sets forth the allocation of our allowance for loan losses among each of the categories listed.

	At December 31, 2007		At December 31, 2006		At December 31, 2005		At December 31, 2004		At December 31, 2003

	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans

Allowance:
Commercial loans:
Unsecured	$330,355	17.5%	$337,054	16.3%	$360,532	14.9%	$351,215	14.1%	$218,871	13.1%
Secured	19,877	1.9	10,859	1.8	2,349	2.1	17,660	2.3	22,766	2.8
Commercial real estate	345,407	50.6	518,620	49.9	363,072	40.1	490,488	46.5	523,209	47.5
Residential real estate	15,887	3.7	12,501	0.2	7,835	0.4	11,296	1.6	12,957	2.0
Construction loans	166,437	24.1	198,901	29.1	362,590	39.8	358,632	33.4	354,792	32.5
Other loans	49,198	2.2	50,889	2.7	56,920	2.7	70,229	2.1	30,181	2.1

Total allowances	$927,161	100.0%	$1,128,824	100.0%	$1,153,298	100.0%	$1,299,520	100.0%	$1,162,776	100.0%

Investment Activities

State-chartered banking institutions have the authority to invest in various types of liquid assets, including United States Treasury Obligations, securities of various federal agencies, certain certificates of deposits of insured banks and savings institutions, certain bankers’ acceptances, repurchase agreements and federal funds. Additionally, it is appropriate for us to maintain investments for ongoing liquidity needs and we have maintained liquid assets at a level believed to be adequate to meet our normal daily activities.

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

Our policies generally limit investments to government and federal agency securities or AAA rated securities, including corporate debt obligations, that are investment grade with weighted average lives of seven years or less. Our policies provide that all investment purchases be ratified by the Bank’s Board and may only be initiated by the President or Chief Financial Officer of the Bank. Investment securities consist of collateralized mortgage obligations (“CMO”) with estimated average lives of 4.5 years or less, mortgage-backed securities (“MBS”) with maturities of seven years or less and U.S. Agency notes with a maturity of less than 15 years. These CMOs and MBS are backed by federal agencies such as Federal National Mortgage Association (“FNMA”) and the Federal Home Loan Mortgage Corporation (“FHLMC”) or are “AAA”rated whole loan securities. At December 31, 2007, we had investment securities with a cost basis of $118,523,857 and a fair value of $117,814,117. All investment securities at December 31, 2007, were either CMO’s or MBS’s. The entire investment portfolio at December 31, 2007 was classified as available for sale and is accounted on a fair market value basis.

The following table sets forth certain information regarding the amortized cost and fair values of the investment securities, available for sale portfolio at the dates indicated:

			At December 31,

	2007		2006		2005

	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Investments securities, available for sale
US Government Agency	$—	$—	$8,500,000	$8,443,906	$8,500,000	$8,390,156
FNMA	5,762,683	5,746,955	7,607,408	7,397,799	9,348,861	9,067,796
FHLMC	161,513	162,752	228,986	229,625	321,113	320,258
GNMA	1,892,949	1,849,267	2,264,561	2,171,125	2,718,832	2,627,459
Whole Loan MBS	3,135,102	3,103,907	3,554,783	3,453,363	4,135,883	4,051,823
Collateralized mortgage obligations	107,571,610	106,951,236	94,198,430	92,074,793	83,665,009	81,565,801

	$118,523,857	$117,814,117	$116,354,168	$113,770,611	$108,689,698	$106,023,293

The table below sets forth certain information regarding the amortized cost, weighted average yields and stated maturities of our investment securities at December 31, 2007 and 2006.

					At December 31, 2007

	Less Than 1 Year	Weighted Average Yield	1 To 5 Years	Weighted Average Yield	5 To 10 Years	Weighted Average Yield	Over 10 Years	Weighted Average Yield	Total

Investment Securities:
US Government Agency Agency	$—	—%	$—	—%	$—	—%	$—	—%	$—
FNMA 7 Year Balloon	—	—	2,235,724	4.51	—	—	3,526,959	3.90	5,762,683
FHLMC	81,608	4.93	79,905	4.98	—	—	—	—	161,513
GNMA	—	—	—	—	—	—	1,892,949	4.39	1,892,949
Whole Loan MBS	—	—	—	—	—	—	3,135,102	4.66	3,135,102
Collateralized Mortgage Obligations	—	—	—	—	26,652,356	4.70	80,919,254	4.61	107,571,610

Total	$81,608	4.93%	$2,315,629	4.53%	$26,652,356	4.70%	$89,474,264	4.58%	$118,523,857

					At December 31, 2006

	Less Than 1 Year	Weighted Average Yield	1 To 5 Years	Weighted Average Yield	5 To 10 Years	Weighted Average Yield	Over 10 Years	Weighted Average Yield	Total

Investment Securities:
US Government Agency Agency	$—	—%	$8,500,000	3.26%	$—	—%	$—	—%	$8,500,000
FNMA 7 Year Balloon	—	—	2,028,436	4.34	504,405	5.16	5,074,567	3.84	7,607,408
FHLMC	—	—	228,985	4.73	—	—	—	—	228,985
GNMA	—	—	—	—	—	—	2,264,561	4.40	2,264,561
Whole Loan MBS	—	—	—	—	—	—	3,554,784	4.71	3,554,784
Collateralized Mortgage Obligations	—	—	—	—	13,143,686	4.41	81,054,744	4.52	94,198,430

Total	$—	—%	$10,757,421	3.49%	$13,648,091	4.34%	$91,948,656	4.49%	$116,354,168

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

Deposits. We offer a variety of deposit accounts having a range of interest rates and terms. Our deposits consist of non-interest bearing checking accounts, money market accounts, time deposit (“certificate”) accounts, statement savings and NOW accounts. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. Our deposits are obtained primarily from the areas in which our offices are located. We do not actively solicit certificate accounts in excess of $100,000, nor do we use brokers to obtain deposits. However, in connection with our efforts in establishing banking development districts in Staten Island, we accept large balance municipal deposits as part of the New York State and New York City banking development district programs. These municipal deposits total $35 million, are at a subsidized rate, and mature on an annual basis. There can be no assurance that the Bank will be able to retain these municipal deposits or be able to renew them at subsidized rates as compared to current market rates at that time. Management constantly monitors our deposit accounts and, based on historical experience, management believes it will retain a large portion of such accounts upon maturity. Deposit account terms we offer vary according to the minimum balance required, the time periods that the funds must remain on deposit and the interest rates, among other factors. In determining the characteristics of the deposit account programs we offer, we consider potential profitability, matching terms of the deposits with loan products, the attractiveness to the customers and the rates offered by our competitors.

Our focus on customer service, primarily for the business and professional community in our marketplace, has facilitated our retention of non-interest bearing checking accounts and low costing NOW and savings accounts, which generally have interest rates substantially less than certificate of deposits. At December 31, 2007, these types of low cost deposit accounts amounted to $90,805,277, or 51.5% of total deposits.

The following table presents deposit activity for the periods indicated.

	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005

Beginning balance	$186,683,150	$193,251,159	$215,423,473
Net (decrease)/ increase before interest credited	(13,454,165)	(9,416,115)	(23,793,756)
Interest credited on deposits	3,105,458	2,848,106	1,621,442

Ending balance	$176,334,443	$186,683,150	$193,251,159

The following table provides information regarding the remaining term to maturity of our time deposits over $100,000 at December 31, 2007:

Maturity Period	Amount

Three months or less	$48,831,120
Over three through six months	2,438,857
Over six through 12 months	2,338,952
Over 12 months	144,904

Total	$53,753,833

The following table presents by various rate categories, the amount and the periods to maturity of the certificate accounts outstanding at December 31, 2007.

	Six Months And Less	Over Six Mos. Through One Year	Over One Year Through Two Years	Over Two Years Through Three Years	Over Three Years	Total

Certificate accounts:
2.00% to 2.99%	$31,005,680	$—	$—	$—	$—	$31,005,680
3.00% to 3.99%	14,839,445	4,060,759	564,559	368,000	1,018,768	20,851,531
4.00% to 4.99%	7,159,361	4,471,612	951,101	281,036	18,243	12,881,353

	$53,004,486	$8,532,371	$1,515,660	$649,036	$1,037,011	$64,738,564

Borrowings

We do not routinely utilize borrowings, but in connection with the issuance of $5 million in trust preferred securities in August 2003, we issued a $5.2 million subordinated note to VSB Capital Trust I. Therefore, at December 31, 2007 and 2006, we had $5.2 million in subordinated debt. The subordinated debt has an interest rate that is fixed for five years, or until August 2008. At that time, the interest rate adjusts every 90 days based upon a margin over the 90 day LIBOR rate, and we have the right to prepay the debt at each interest rate adjustment. Whether we prepay the debt in August 2008 or at any other adjustment date will depend upon multiple factors at that time, including market interest rate conditions, our expected asset growth, capital ratios, general economic conditions and other factors. Management believes that if we elect to prepay the subordinated debt in August 2008 or at a foreseeable later date, we will have sufficient liquid assets to effect the repayment without the need to sell other investments or restrict our lending activities.

Personnel

As of December 31, 2007, we had 49 full-time employees and 17 part-time employees. These employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be good.

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

We are subject to capital adequacy guidelines of the Federal Reserve. The guidelines apply on a consolidated basis and require bank holding companies to maintain a minimum ratio of Tier 1 capital to total assets of 4.0%. The minimum ratio is 3.0% for the most highly rated bank holding companies. The Federal Reserve’s capital adequacy guidelines also require bank holding companies to maintain a minimum ratio of qualifying total capital to risk-weighted assets of 8.0%, and a minimum ratio of Tier 1 capital to risk-weighted assets of 4.0%. As of December 31, 2007, the ratio of Tier 1 capital to total assets was 12.63%, the ratio of Tier 1 capital to risk-weighted assets was 29.10%, and the ratio of qualifying total capital to risk-weighted assets was 30.13%.

Our ability to pay dividends can be restricted if overall capital falls below levels established by the Federal Reserve’s guidelines.

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

The Sarbanes-Oxley Act. The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) imposes a broad range of corporate governance and accounting requirements for public companies (including VSB Bancorp, Inc.) designed to promote honesty and transparency in corporate America. Among many other provisions, Section 404 of Sarbanes-Oxley requires that public company annual reports describe the responsibility of management to establish and maintain an internal control structure and contain an assessment of the effectiveness of the internal control structure and procedures of the issuer for financial reporting. The Securities and Exchange Commission had extended the deadline for non-accelerated filers (such as VSB Bancorp, Inc.) to comply with the requirements under Section 404. This is our first Annual Report for which we are required to include a report under Section 404 and we have included such a report as Item 8A of this Annual Report. We are not yet required to include an attestation by our independent registered public accountants as to management’s assessment under Section 404. Management’s assessment did not result in substantial additional cost because the financial nature of our business makes internal control and monetary reporting a fundamental component of the operation of much of our business, However, we anticipate that if the Securities and Exchange Commission requires that we include an accountant’s attestation of management’s assessment, as is currently planned for next year, that would result in a substantial increase in our accounting and auditing expense.

Statutory Restrictions on Acquisition of VSB Bancorp, Inc., and Victory State Bank

Applicable provisions of the New York Banking Law, the federal Bank Holding Company Act, and other federal statutes, restrict the ability of persons or entities to acquire control of a bank holding company. Under the Change in Bank Control Act, persons who intend to acquire control of a bank holding company, either directly or indirectly or through or in concert with one or more persons must give 60 days’ prior written notice to the Federal Reserve.

“Control” would exist when an acquiring party directly or indirectly has voting control of at least 25% of our voting securities or the power to direct our management or policies. Under Federal Reserve regulations, a rebuttable presumption of control would arise with respect to an acquisition where, after the transaction, the acquiring party has ownership control, or the power to vote at least 10% (but less than 25%) of our common stock.

The New York Banking Law requires prior approval of the New York Banking Board before any action is taken that causes any company to acquire direct or indirect control of a banking institution that is organized in the State of New York. The term “control” is defined generally to mean the power to direct or cause the direction of the management and policies of the banking institution and is presumed to exist if the company owns, controls or holds with power to vote 10% or more of the voting stock of the banking institution.

Section 912 of the New York Business Corporation Law, known as the New York Anti-Takeover Law, restricts the ability of interested stockholders to engage in business combinations with a New York corporation. In general terms, Section 912 prohibits any New York corporation covered by the statute from merging with an interested shareholder (i.e., one who owns 20% or more of the outstanding voting stock) for five years following the date on which the interested shareholder first acquired 20% of the stock, unless before that date the Board of Directors of the corporation had approved either the merger or the interested shareholder’s stock purchase.

Section 912 defines an interested stockholder as the beneficial owner, directly or indirectly, of 20% or more of the outstanding voting stock of a corporation; and certain other entities that have owned 20% or more of a corporation’s stock during the past five years. A business combination is defined as a merger, consolidation, sale of 10% or more of the assets, or similar transaction.

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

Regulation of Victory State Bank

The Bank is subject to extensive regulation and examination by the New York State Banking Department (“Department”), as its chartering authority, and by the FDIC, as the insurer of its deposits. The federal and state laws and regulations which are applicable to banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for certain loans. The Bank must file reports with the Department and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as establishing branches and mergers with, or acquisitions of, other depository institutions. There are periodic examinations by the Department and the FDIC to test the Bank’s compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulation, whether by the Department, the FDIC or as a result of the enactment of legislation, could have a material adverse impact on the Bank and its operations.

Capital Requirements

The FDIC imposes capital adequacy standards on state-chartered banks, which, like the Bank, are not members of the Federal Reserve System.

The FDIC’s capital regulations establish a minimum 3.0% Tier I leverage capital requirement for the most highly-rated state-chartered, non-member banks, with an additional cushion of at least 100 basis points for all other state-chartered, non-member banks, which effectively will increase the minimum Tier I leverage ratio for such other banks to 4.0%. Under the FDIC’s regulation, the highest-rated banks are those that the FDIC determines are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and, in general, which are considered a strong banking organization and are rated composite 1 under the Uniform Financial Institutions Rating System. Tier I or core capital is defined as the sum of common stockholders’ equity (including retained earnings), non-cumulative perpetual preferred stock and related surplus, and minority interests in consolidated subsidiaries, minus all intangible assets other than certain qualifying supervisory goodwill and certain mortgage servicing rights.

The FDIC also requires that banks meet a risk-based capital standard. The risk-based capital standard for banks requires the maintenance of a ratio of total capital (which is defined as Tier I capital and supplementary capital) to risk-weighted assets of 8.0% and Tier I capital to risk-weighted assets of 4%. In determining the amount of risk-weighted assets, all assets, plus certain off-balance sheet assets, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset or item. The components of Tier I capital are the same as for the leverage capital standard. The components of supplementary capital include certain perpetual preferred stock, certain mandatory convertible securities, certain subordinated debt and intermediate preferred stock and general allowances for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25%of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital.

The FDIC has an additional, higher capital level, known as well-capitalized. In order to be classified as well-capitalized, a bank must have a Tier 1 leverage ratio of at least 5%, a Tier 1 risk-based capital ratio of at least 6% and a total risk-based capital ratio of at least 10%.

At December 31, 2007, the Bank met each of its capital requirements.

The following table shows the Bank’s actual capital amounts and ratios.

	Actual		For capital adequacy purposes		To be well-capitalized under prompt corrective action provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2007
Tier 1 Capital
(to Average Assets)	$22,821,000	11.07%	$8,248,120	4.00%	$10,310,150	5.00%
Tier 1 Capital
(to Risk Weighted Assets)	22,821,000	26.19%	3,484,840	4.00%	5,227,260	6.00%
Total Capital
(to Risk Weighted Assets)	23,748,000	27.26%	6,969,680	8.00%	8,712,100	10.00%

Activities and Investments of New York-Chartered Banks.

The Bank derives its lending,investment and other authority primarily from the applicable provisions of New York State Banking Law and the regulations of the Department, as limited by FDIC regulations and other federal laws and regulations. See “Activities and Investments of FDIC Insured State-Chartered Banks” below. These New York laws and regulations authorize the Bank to invest in real estate mortgages, consumer and commercial loans, certain types of debt securities, including certain corporate debt securities and obligations of federal, State and local governments and agencies, and certain other assets. A bank’s aggregate lending powers are not subject to percentage of asset limitations, although there are limits applicable to single borrowers. A New York-chartered bank may also exercise trust powers upon approval of the Department. The Bank does not have trust powers.

The New York Banking Board has the power to adopt regulations that enable state chartered banks to exercise the rights, powers and privileges permitted for a national bank. The Bank has not engaged in material activities authorized by such regulations.

With certain limited exceptions, the Bank may not make loans or extend credit for commercial, corporate or business purposes (including lease financing) to a single borrower, the aggregate amount of which would be in excess of 15% of the Bank’s net worth, on an unsecured basis, and 25% of the net worth if the excess is collateralized by readily marketable collateral or collateral otherwise having a value equal to the amount by which the loan exceeds 15% of the Bank’s net worth. Theses limits do not apply to loans made by VSB Bancorp, Inc. directly at the holding company level. The Bank currently complies with all applicable loans-to-one-borrower limitations and VSB Bancorp, Inc. has not made any loans in its own name.

Activities and Investments of FDIC-Insured State-Chartered Banks.

The activities and equity investments of FDIC-insured, state-chartered banks are generally limited to those that are permissible for national banks. Under regulations dealing with equity investments, an insured state bank generally may not directly or indirectly acquire or retain any equity investment of a type, or in an amount, that is not permissible for a national bank. An insured state bank is not prohibited from, among other things, (i) acquiring or retaining a majority interest in a subsidiary, (ii) investing as a limited partner in a partnership the sole purpose of which is direct or indirect investment in the acquisition, rehabilitation or new construction of a qualified housing project, provided that such limited partnership investments may not exceed 2% of the bank’s total assets, (iii) acquiring up to 10% of the voting stock of a company that solely provides or reinsures directors’, trustees’ and officers’ liability insurance coverage or bankers’ blanket bond group insurance coverage for insured depository institutions, and (iv) acquiring or retaining the voting shares of a depository institution if certain requirements are met. In addition, an FDIC-insured state-chartered bank may not directly, or indirectly through a subsidiary, engage as “principal” in any activity that is not permissible for a national bank unless the FDIC has determined that such activities would pose no risk to the insurance fund of which it is a member and the bank is in compliance with applicable regulatory capital requirements.

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

Prompt Corrective Action.

Section 38 of the Federal Deposit Insurance Act (“FDIA”) provides the federal banking regulators with broad power to take “prompt corrective action” to resolve the problems of undercapitalized institutions. The extent of the regulators’ powers depends on whether the institution in question is “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” A bank is deemed to be (i) “well capitalized” if it has total risk-based capital ratio of 10.0% or more, has a Tier I risk-based capital ratio of 6.0% or more, has a Tier I leverage capital ratio of 5.0% or more and is not subject to specified requirements to meet and maintain a specific capital level for any capital measure, (ii) “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or more, a Tier I risk-based capital ratio of 4.0% or more and a Tier I leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of “well capitalized,” (iii) “undercapitalized” if it has a total risk-based capital ratio that is less than 8.0%, a Tier I risk-based capital ratio that is less than 4.0% or a Tier I leverage capital ratio that is less than 4.0% (3.0% under certain circumstances), (iv) “significantly undercapitalized” if it has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0% or a Tier I leverage capital ratio that is less than 3.0%, and (v) “critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. The regulations also provide that a federal banking regulator may, after notice and an opportunity for a hearing, reclassify a “well capitalized” institution as “adequately capitalized” and may require an “adequately capitalized” institution or an “undercapitalized” institution to comply with supervisory actions as if it were in the next lower category if the institution is in an unsafe or unsound condition or engaging in an unsafe or unsound practice. The federal banking regulator may not, however, reclassify a “significantly undercapitalized” institution as “critically undercapitalized.”

An institution generally must file a written capital restoration plan which meets specified requirements, as well as a performance guaranty by each company that controls the institution, with an appropriate federal banking regulator within 45 days of the date that the institution receives notice or is deemed to have notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Immediately upon becoming undercapitalized, an institution becomes subject to statutory provisions, which, among other things, set forth various mandatory and discretionary restrictions on the operations of such an institution.

At December 31, 2007, the Company and the Bank had capital levels which qualified it as a “well-capitalized” institution.

FDIC Insurance

The Bank is a member of the FDIC. As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the FDIC.

On February 8, 2006, President Bush signed into law the Federal Deposit Insurance Reform Act of 2005. The law increases the amount of deposit insurance available for retirement accounts, indexes the amount of deposit insurance to inflation, merges the two existing deposit insurance funds (one historically for banks and one historically for savings and loan associations) into a single fund and gives the FDIC greater flexibility in determining the amount of future deposit insurance premiums that banks may be required to pay. The law also grants banks that were in existence prior to December 31, 1996 and paid deposit insurance premiums prior to that date a credit against future deposit insurance assessments that the FDIC may make. Since the Bank did not open for business until 1997, it is not entitled to any credit. In late 2006, the FDIC imposed premium assessments for the first time in a number of years, effective beginning in 2007. Our FDIC insurance premium was $91,566 in 2007 and we estimate that our FDIC insurance premium in 2008 will be approximately $115,000. Therefore, the Bank may be at a competitive disadvantage when compared to institutions with longer operating histories because those institutions might have lower expenses for deposit insurance premiums.

The FDIC may terminate the deposit insurance of any insured depository institution, including the Bank, if it determines, after a hearing, that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances that would result in termination of the Bank’s deposit insurance.

Brokered Deposits

Under federal law and applicable regulations, (i) a well capitalized bank may solicit and accept, renew or roll over any brokered deposit without restriction, (ii) an adequately capitalized bank may not accept, renew or roll over any brokered deposit unless it has applied for and been granted a waiver of this prohibition by the FDIC and (iii) an undercapitalized bank may not (x) accept, renew or roll over any brokered deposit or (y) solicit deposits by offering an effective yield that exceeds by more than 75 basis points the prevailing effective yields on insured deposits of comparable maturity in such institution’s normal market area or in the market area in which such deposits are being solicited. The term “undercapitalized insured depository institution” is defined to mean any insured depository institution that fails to meet the minimum regulatory capital requirement prescribed by its appropriate federal banking agency. The FDIC may, on a case-by-case basis and upon application by an adequately capitalized insured depository institution, waive the restriction on brokered deposits upon a finding that the acceptance of brokered deposits does not constitute an unsafe or unsound practice with respect to such institution. The Bank had no brokered deposits outstanding at December 31, 2007.

Community Reinvestment and Consumer Protection Laws

In connection with its lending activities, the Bank is subject to a variety of federal laws designed to protect borrowers and promote lending to various sectors of the economy and population. Included among these are the Home Mortgage Disclosure Act, Real Estate Settlement Procedures Act, Truth-in-Lending Act, Equal Credit Opportunity Act, Fair Credit Reporting Act and Community Reinvestment Act (“CRA”).

The CRA requires FDIC insured banks to define the assessment areas that they serve, identify the credit needs of those assessment areas and take actions that respond to the credit needs of the community. The FDIC must conduct regular CRA examinations of the Bank and assign it a CRA rating of “outstanding,” “satisfactory,” “needs improvement” or “unsatisfactory.” The Bank is also subject to provisions of the New York State Banking Law which impose similar obligations to serve the credit needs of its assessment areas. The New York Banking Department makes a biennial written assessment of a bank’s compliance, and makes the assessment available to the public. Federal and New York State laws both require consideration of these ratings when reviewing a bank’s application to engage in certain transactions, including mergers, asset purchases and the establishment of branch offices. A negative assessment may serve as a basis for the denial of any such application. The Bank has received “Satisfactory” ratings from both the New York Banking Department and the FDIC.

The Board of Governors of the Federal Reserve System has recently proposed changes to its Truth in Lending regulations and the U.S. Department of Housing and Urban Development has recently proposed changes to its Real Estate Settlement Procedures Act regulations that may have a significant effect on consumer lending, especially residential mortgage lending to consumers. Although consumer lending is not a material part of our lending program, any changes which affect the housing industry have a potential to adversely affect our customers because, as we have explained throughout this annual report, the building trades, especially related to residential construction, are an important focus of our customer base. Therefore, any regulations that make it more expensive for our customers to operate, or that restrict the ability of our customers to conduct business, could have an adverse effect on our operations.

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

Assessments

Banking institutions are required to pay assessments to both the FDIC and the NYSBD to fund their operations. The assessments are based upon the amount of the Bank’s total assets. The Bank must also pay an examination fee to the NYSBD when they conduct an examination. The Bank paid federal and state assessments and examination fees of $129,507 in 2007.

Transactions with Related Parties

The Bank’s authority to engage in transactions with related parties or “affiliates” (i.e., any entity that controls or is under common control with an institution, including the Bank) or to make loans to certain insiders, is limited by Sections 23A and 23B of the Federal Reserve Act. Section 23A limits the aggregate amount of transactions with any individual affiliate to 10% of the capital and surplus of the institution and also limits the aggregate amount of transactions with all affiliates to 20% of the institution’s capital and surplus.

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

The Bank’s authority to extend credit to executive officers, directors and 10% shareholders, as well as entities controlled by such persons, is currently governed by Regulation O of the Federal Reserve Board. Regulation O generally requires such loans to be made on terms substantially similar to those offered to unaffiliated individuals (except for preferential loans made in accordance with broad based employee benefit plans), places limits on the amount of loans the Bank may make to such persons based, in part, on the Bank’s capital position, and requires certain approval procedures to be followed.

Standards for Safety and Soundness

FDIC regulations require that Victory State Bank adopt procedures and systems designed to foster safe and sound operations in the areas of internal controls, information systems, internal and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings and compensation, fees and benefits. Among other things, these regulations prohibit compensation and benefits and arrangements that are excessive or that could lead to a material financial loss. If Victory State Bank fails to meet any of these standards, it will be required to submit to the FDIC a plan specifying the steps that will be taken to cure the deficiency. If it fails to submit an acceptable plan or fails to implement the plan, FDIC the will require it or VSB Bancorp, Inc. to correct the deficiency and until corrected, may impose restrictions on them.

The FDIC has also adopted regulations that require Victory State Bank to adopt written loan policies and procedures that are consistent with safe and sound operation, are appropriate for the size of the Bank, and must be reviewed by the Bank’s Board of Directors annually. Victory State Bank has adopted such policies and procedures, the material provisions of which are discussed above as part of the discussion of our lending operations.

Federal Reserve System

The Federal Reserve Board regulations require banks to maintain non-interest earning reserves against their transaction accounts (primarily regular checking accounts and interest-bearing checking accounts). The Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $34.6 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement is 3%; for accounts greater than $34.6 million, the reserve requirement is $1.0 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $43.9 million. The first $9.3 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The Bank is in compliance with these requirements. Because required reserves must be maintained in the form of either vault cash or a non-interest-bearing account at a Federal Reserve Bank or a pass-through account as defined by the Federal Reserve Board, the effect of this reserve requirement is to reduce our interest-earning assets.

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

Minimum Tax

The Internal Revenue Code imposes an alternative minimum tax (“AMT”) at a rate of 20% on a base of regular taxable income plus certain tax preferences (“alternative minimum taxable income” or “AMTI”). The AMT is payable to the extent such AMT is in excess of the Company’s regular tax liability. Net operating losses can offset no more than 90% of AMT. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. We have not been subject to the alternative minimum tax and have no such amounts available as credits.

State and Local Taxation

New York State and New York City Taxation.

New York State Franchise Tax on corporations is imposed in an amount equal to the greater of (a) 7.5% of “entire net income” allocable to New York State (b) 3% of “alternative entire net income” allocable to New York State (c) 0.01% of the average value of assets allocable to New York State or (d) a nominal minimum tax. Entire net income is based on federal taxable income, subject to certain modifications. Alternative entire net income is equal to entire net income without certain modifications. The New York City Corporation Tax is imposed using similar alternative taxable income methods and rates.

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

For New York State and City tax purposes, the bad debt deduction may be computed using a specific formula based on our actual loss history (“Experience Method”).

Item 2. Description of Property.

At December 31, 2007, we conducted our business through five banking offices. Our main office and banking facility is at 4142 Hylan Boulevard.

Location	Description	Leased or Owned	Original Date Leased or Acquired	Date of Lease Expiration	Net Book Value of Leasehold Improvements at December 31, 2007

4142 Hylan Boulevard
Staten Island, N.Y. 10308 (1)	Main Office	Leased	2005	3/25/2020	$2,121,870

755 Forest Avenue
Staten Island, N.Y. 10310	Branch	Leased	1999	11/30/2013	$67,741

One Hyatt Street
Staten Island, N.Y. 10301	Branch	Leased	1999	10/30/2014	$36,386

1762 Hylan Boulevard
Staten Island, N.Y. 10305	Branch	Leased	2001	6/30/2016	$451,749

1766 Hylan Boulevard (2)
Staten Island, N.Y. 10305	Retail Stores	Leased	2001	6/30/2016	$122,141

1065 Bay Street
Staten Island, N.Y. 10305	Branch	Leased	2006	04/26/2021	$177,334

Total net book value					$2,977,221

(1)	In February 2007, we opened our new main office at 4142 Hylan Boulevard.

(2)	We leased the retail stores at 1766 Hylan Boulevard as a component of the lease for the 1762 Hylan Boulevard branch and we sublease the property to retail tenants.

Item 3. Legal Proceedings.

The Bank is a defendant in an action pending in Supreme Court, Richmond County, commenced by IndyMac Bank, F.S.B. against the Bank, LaMattina & Associates, Inc. (“LAI”) and various individuals and entities alleged to be officers, directors or otherwise to have relationships with LAI. LAI was a deposit customer of the Bank engaged in the business of providing real estate settlement services to lenders making residential mortgage loans. The plaintiff alleges that it was such a lender and that it had provided funds to LAI by wiring those funds to an account of LAI at the Bank to use to fund mortgage loans to be made by the plaintiff, only to have LAI not use those funds for their intended purpose. The action was commenced in August 2005. In November 2005, the plaintiff amended its complaint to add the Bank as a defendant. The plaintiff amended its complaint again and the Bank moved to dismiss the claims. In February 2007, the court dismissed two of the claims against the Bank but allowed the Plaintiff to proceed and conduct discovery with respect to two claims, one for negligence and the other for conversion. The parties are in the process of conducting discovery regarding the claims asserted in the case.

The amended complaint requests monetary damages against the Bank of $1,817,041 plus recovery of attorneys’ fees. The Bank intends to defend aggressively the amended claims and has referred the litigation to its insurance carrier, which has indicated that at least some of the claims asserted against the Bank are covered by insurance. The Bank has also asserted cross-claims against various former customers, principals of those customers, and other related persons on the grounds that if the Bank is held liable to the plaintiff, then the liability is the result of the misdeeds or negligence of those other parties.

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

Item 4. Submission of Matters to a Vote of Security Holders.

None

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Our common stock is quoted on the NASDAQ Over the Counter Market (“OTC”) under the symbol “VSBN”. We are listed on the NASDAQ Capital Markets effective March 16, 2007. We will continue to trade under our current symbol “VSBN”.

The following table reflects the high and low bid price for our common stock during each calendar quarter of the last two fiscal years. Such information is derived from quotations published by Bloomberg LP. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	2007

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

High Bid	$15.20	$14.75	$13.65	$12.15
Low Bid	$14.27	$13.36	$11.76	$11.00

	2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High Bid	$16.40	$17.00	$18.15	$14.92
Low Bid	$15.40	$15.48	$14.50	$14.00

We have approximately 153 stockholders of record. We paid our first cash dividend of $0.06 per common share on January 2, 2008 for stockholders of record on November 29, 2007.

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

VSB Bancorp, Inc. (referred to using terms such as “we,” “us,” or the “Company”) is the holding company for Victory State Bank (the “Bank”), a New York State chartered commercial bank. Our primary business is owning all of the issued and outstanding stock of the Bank. Victory State Bank is a New York State chartered commercial bank, founded in November 1997. The Bank is supervised by the New York State Banking Department and the Federal Deposit Insurance Corporation (“FDIC”). The Bank gathers deposits from individuals and businesses primarily in Staten Island and makes loans throughout that community. The Bank invests funds that are not used for lending primarily in government securities, mortgage backed securities and collateralized mortgage obligations. Customer deposits are insured, up to the applicable limit, by the FDIC. VSB Bancorp, Inc. common stock was quoted on the NASDAQ Over the Counter Market (“OTC”) under the symbol “VSBN”. We are listed on the NASDAQ Capital Markets We trade under our current symbol “VSBN”.

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

We experienced an overall decline in deposits in 2007 due to factors we discuss below. We opened our new main office in 2007. We anticipate that those new branches, as well as our existing branch network, will generate an increase in funds for investment in the future.

In order to support branch expansion and asset growth, we had not paid cash dividends before 2006. Our Board of Directors approved a $0.06 cash dividend to stockholders of record on November 29, 2007, payable on January 2, 2008. Even with the effect of this cash dividend, our earnings increased our capital base and we can continue to be classified as well-capitalized for regulatory capital purposes while we grow.

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

During 2007, we faced a number of challenges, including reduction in market interest rates that pushed down our yields on assets faster than our cost of funds, due to the downward pressure of deposit rates. The real estate market continued to softened, which reduced loan originations and deposit balances from our attorney base. Our customers moved funds into higher rate deposit types such as money market accounts as our rates on those products were high enough to outweigh the decreased convenience associated with them. However, the decrease in the prime rate also caused a decrease in yields on our existing prime based loans and originated new loans at lower initial interest rates.

Also important in 2007 was a shift in our deposit mix as we experienced a decline in non-interest bearing demand deposits and NOW accounts. This decline resulted from a number of factors including a reduction in real estate activity, which reduced demand deposits held in connection with pending real estate transactions; and a shift in customer preferences towards interest bearing accounts as the yields on those accounts increased to the point where they became desirable alternatives. Our time deposit portfolio dropped as the previous Section 131 time deposits matured and were not replaced.

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

Critical Accounting Policies

We are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses during the reporting period. The allowance for loan losses, prepayment estimates on the mortgage-backed securities and Collateralized Mortgage Obligation portfolios, contingencies and fair values of financial instruments are particularly subject to change and to management’s estimates. Actual results can differ from those estimates and may have an impact on our financial statements.

Asset/Liability Management

We maintain the interest rate sensitivity of our assets by investing primarily in CMO’s and MBS’s with short and intermediate average lives to generate cash flows and by originating and retaining primarily loans with interest rates based on the prime rate. As of December 31, 2007, prime based loans totaled $49,880,240, or 79.7% of total loans. Many of these prime based loans are subject to interest rate floors of 7.00% to 8.00%. We anticipate that we will continue to concentrate on originating prime based loans in our principal market areas. We also expect to continue to invest other available funds that we cannot invest in loans in short-term investment grade securities.

Cash Flow Sensitivity Analysis. The matching of assets and liabilities may be analyzed by examining our cash flow sensitivity “gap.” An asset or liability is said to be cash flow sensitive within a specific time period if it will mature or reprice within that time period. The cash flow sensitivity gap is defined as the difference between the amount of interest-earning assets maturing within a specific time period and the amount of interest-bearing liabilities maturing within that time period. A gap is considered positive when the amount of interest earning assets exceeds the amount of interest bearing liabilities. A gap is considered negative when the amount of interest bearing liabilities exceeds the amount of interest earning assets.

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

In the current interest rate environment, we generally have been investing available funds not needed for lending in CMOs and MBSs with estimated average lives of four and one-half years or less. As a result of this strategy, and based upon the assumptions used in the following table at December 31, 2007, our total interest-bearing liabilities maturing within one year exceeded our total interest-earning assets maturing in the same period by $19,431,693, representing a one year cumulative gap ratio of negative 10.29%. In many cases, a negative gap ratio means that in a falling rate environment, the interest that we pay on deposits will reprice downward faster than the rates we earn on assets. However, for a number of important reasons, that is not our recent experience during periods of declining interest rates.

•

The gap analysis shown in the table measures repricing during time periods of three months, one year, or longer. However, since most of our loans have interest rates based upon the prime rate and the interest rate adjusts immediately based upon the prime rate, a reduction in the target federal funds rate, which normally presages an immediate reduction in the prime rate, will have an immediate negative effect on our earnings the next business day, while it will take longer for that decline in market interest rates to affect deposit costs.

•

The gap table does not measure the magnitude of a change in yields earned or rates paid, but only whether they are expected to change. A 1% decline in the prime rate normally causes a 1% decline in our loan yields, unless the loan is at an interest rate floor. However, a 1% decline in the prime rate would normally result in less than a one percent decline in the rate we pay on deposits because deposit rates are only a fraction of the prime rate. For example, if we offer a deposit for one-half the prime rate, then a 1% decline in the prime rate will result in a 1% decline in a loan yield, but only a 0.5% decline in the rate we offer on deposits. This effect, known as “spread compression,” can be especially significant at low market interest rates because the rate on deposits can not be less than zero.

•

The gap table does not consider the effects of customer discretion. Thus, a customer may elect to switch a deposit from one category to the other as market rates change, thus changing the cost of that deposit. Our cost of funds on a particular deposit could go up even though market rates are declining if a customer decides to move money from, for example, a low-rate NOW account to a higher-rate time deposit.

•

The gap table does not take into account discretion by the Bank in making deposit pricing decisions, which may cause the Bank not to reflect interest rate declines by lowering deposit rates. There are many reasons why the Bank may decide to do so. Examples of reasons include competitive pressures, irrational pricing by other institutions, and the need to maintain customer loyalty.

We closely monitor our interest rate risk as such risk relates to our operational strategies. The Victory State Bank Board of Directors has established an Asset/Liability Committee, responsible for reviewing our asset/liability policies and interest rate risk position, which generally meets quarterly and reports back to the Board on interest rate risk and trends on a quarterly basis. In light of the current interest rate environment, we are attempting to maintain a position in which our assets reprice more quickly than our liabilities. There can be no assurance, however, that we will be able to achieve that result or that we will be able to avoid further spread compression or avoid negative consequences from interest rate fluctuations. Although we have not experienced a material runoff in our core deposits, there can be no assurances that such a runoff will not occur in the future if depositors seek higher yielding investments.

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

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2007 which we estimate, based upon certain assumptions, will mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown which mature during a particular period were determined in accordance with the earlier of estimated repayment or runoff or the contractual terms of the asset or liability. Our loan prepayment assumptions are based on peer banks’ historical performance and statistics, including a 26.7% prepayment assumption on other loans and a 38.0% prepayment assumption on fixed-rate loans. There can be no assurance that deposits would reprice to peer bank’s historical levels if interest rates were to increase. Certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets may have features which restrict changes in interest rates on a short-term basis and over the life of the asset. For example, if a prime rate loan has a minimum interest rate of 7.5%, an increase in a very low prime rate might not be sufficient to increase the interest rate on the loan to more than the minimum. Further, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the table. Finally, the ability of many borrowers to service their prime rate loans may decrease in the event of an interest rate increase.

	At December 31, 2007

	Three months or less	Four to twelve months	More than One year to five years	More than five years	Total

Interest-earning assets:
Commercial loans (1)	$56,761,827	$—	$341,507	$242,565	$57,345,899
Consumer loans (1)	4,227,930	—	—	44,283	4,272,213
Money market investments	708,577	—	—	—	708,577
Mortgage-backed securities	6,914,550	20,743,650	91,137,571	—	118,795,771
Other interest-earning assets	7,694,403	—	—	—	7,694,403
Investment securities	—	—	—	—	—

Total interest-earning assets	76,307,287	20,743,650	91,479,078	286,848	188,816,863
Less:
Unearned (discount) and deferred fees(2)	(66,813)	(200,438)	(208,606)	—	(475,857)

Net interest-earning assets	76,240,474	20,543,212	91,270,472	286,848	188,341,006

Interest-bearing liabilities:
Savings accounts	11,349,111	—	—	—	11,349,111
NOW accounts	16,931,113	—	—	—	16,931,113
Money market accounts	21,243,298	—	—	—	21,243,298
Certificate accounts	53,004,485	8,532,371	3,201,708	—	64,738,564
Subordinated debt	—	5,155,000	—	—	5,155,000

Total interest-bearing liabilities	102,528,007	13,687,371	3,201,708	—	119,417,086

Interest sensitivity gap	$(26,287,533)	$6,855,841	$88,068,764	$286,848	$68,923,920

Cumulative gap	$(26,287,533)	$(19,431,692)	$68,637,072	$68,923,920	$68,923,920

Cumulative gap as a percentage of total interest-earning assets	-13.92%	-10.29%	36.35%	36.50%	36.50%
Cumulative net interest-earning assets as a percentage of total interest-bearing liabilities	74.36%	83.28%	157.48%	157.72%	157.72%

(1)	For purposes of the gap analysis, mortgage and other loans are reduced for non-performing loans but are not reduced for the allowance for possible loan losses.

(2)	For purposes of the gap analysis, unearned discount and deferred fees are pro-rated.

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

Average Balance Sheet

The following table sets forth certain information relating to our consolidated statements of financial condition and the consolidated statements of earnings for the fiscal years ended December 31, 2007, 2006 and 2005 and reflects the average yield on assets and average cost of liabilities for the period indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The average balance of loans receivable does not include loans on which we have discontinued accruing interest. The yields and costs include net fees, which are considered adjustments to yields. No tax equivalent adjustments have been made.

	Year Ended December 31, 2007				Year Ended December 31, 2006				Year Ended December 31, 2005

	Average Balance		Interest	Yield/ Cost	Average Balance		Interest	Yield/ Cost	Average Balance		Interest	Yield/ Cost

Assets:
Interest-earning assets:
Loans receivable	$61,107,477		$5,980,133	9.79%	$69,711,760		$6,985,200	10.02%	$71,521,353		$5,828,338	8.15%
Other interest earning assets	20,652,598		994,334	4.81	18,737,570		887,663	4.74	18,196,007		585,512	3.22
Investment securities	112,178,675		5,303,886	4.73	114,180,350		5,201,089	4.56	114,817,580		4,870,635	4.24

Total interest-earning assets	193,938,750		12,278,353	6.33	202,629,680		13,073,952	6.45	204,534,940		11,284,485	5.52

Non-interest earning assets	14,624,973				14,291,015				13,044,634

Total assets	$208,563,723				$216,920,695				$217,579,574

Liabilities and equity:
Interest-bearing liabilities:
Savings accounts	$11,942,515		97,900	0.82	$13,421,670		85,413	0.64	$15,745,514		79,073	0.50
Time accounts	66,237,498		2,436,688	3.68	70,221,095		2,301,764	3.28	60,071,303		1,200,566	2.00
Money market accounts	21,366,204		439,236	2.06	19,357,106		352,956	1.82	20,835,285		229,906	1.10
Now accounts	19,258,479		131,634	0.68	21,508,418		107,973	0.50	24,524,078		104,620	0.43
Short Term Borrowings	—		—	—	19,178		1,112	5.80	—		—	—
Subordinated debt	5,155,000		356,159	6.91	5,155,000		356,159	6.91	5,155,000		356,159	6.91

Total interest-bearing liabilities	123,959,696		3,461,617	2.79	129,682,467		3,205,377	2.47	126,331,180		1,970,324	1.56

Checking accounts	63,596,060				68,870,282				74,654,567

Total	187,555,756				198,552,749				200,985,747
Other liabilities	1,909,693				2,529,839				2,631,982

Total liabilities	189,465,449				201,082,588				203,617,729
Equity	19,098,274				15,838,107				13,961,845

Total liabilities and equity	$208,563,723				$216,920,695				$217,579,574

Net interest income/net interest rate spread			$8,816,736	3.54%			$9,868,575	3.98%			$9,314,161	3.96%

Net interest earning assets/net interest margin	$69,979,054			4.55%	$72,947,213			4.87%	$78,203,760			4.55%

Ratio of interest-earning assets to to interest-bearing liabilities	1.56	x			1.56	x			1.62	x

Return On Average Assets:				0.98%				1.17%				1.18%

Return On Average Equity:				10.72%				16.07%				18.39%

Equity To Assets:				10.25%				8.18%				6.73%

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

	Year Ended December 31, 2007 Compared to December 31, 2006 Increase/(Decrease) In Net Interest Income			Year Ended December 31, 2006 Compared to December 31, 2005 Increase/(Decrease) In Net Interest Income			Year Ended December 31, 2005 Compared to December 31, 2004 Increase/(Decrease) In Net Interest Income

	Due to			Due to			Due to

	Volume	Rate	Net	Volume	Rate	Net	Volume	Rate	Net

Interest-earning assets:
Loans receivable	($862,149)	($142,918)	($1,005,067)	($147,482)	$1,304,344	$1,156,862	$234,312	$253,745	$488,057
Other interest-earning assets	90,772	15,899	106,671	17,438	284,713	302,151	(55,163)	347,211	292,048
Investment securities, afs	(91,276)	194,073	102,797	(27,019)	357,473	330,454	828,654	(10,002)	818,652

Total	(862,653)	67,054	(795,599)	(157,062)	1,946,529	1,789,467	1,007,802	590,955	1,598,757

Interest-bearing liabilities:
Savings accounts	(9,467)	21,954	12,487	(11,619)	17,959	6,340	15,744	199	15,943
Time accounts	(130,662)	265,586	134,924	202,996	898,202	1,101,198	197,523	569,669	767,192
Money market accounts	36,566	49,714	86,280	(16,260)	139,310	123,050	(20,027)	54,664	34,637
Now accounts	(11,250)	34,911	23,661	(12,967)	16,320	3,353	2,248	1,431	3,679
Short term borrowings	(1,112)	—	(1,112)	1,112	—	1,112	—	—	—
Subordinated debt	—	—	—	—	—	—	—	—	—

Total	(115,925)	372,165	256,240	163,262	1,071,792	1,235,053	195,488	625,963	821,451

Net change in net interest income	($746,728)	($305,110)	($1,051,839)	($320,324)	$874,737	$554,414	$812,314	($35,008)	$777,306

Effect of Adverse Conditions in the Residential Mortgage Market

We do not expect that adverse conditions in the residential mortgage market throughout the United States will have a direct adverse effect on our financial condition or results of operations. We are not a residential mortgage lender. At December 31, 2007, we owned $117.8 million of securities that are either collateralized by residential mortgage loans or that represent shares in pools of such loans. However, 93.6% of those securities are issued or guaranteed by FNMA, GNMA or FHLMC. The remainder of the securities’ portfolio are all investment grade fixed-rate securities rated AAA that are at least five years old. None of those securities have experienced ratings downgrades. We do not hold any loans in our portfolio of the type that are commonly known as subprime residential mortgage loans

Many of our customers, both loan and deposit customers, are involved in the residential construction business in Staten Island. We believe that the turmoil in the national housing and residential mortgage markets has had an adverse effect on some of our customers. An apparent slow down in the local housing market and a noticeable reduction in the availability of residential mortgage loans seems to have had an adverse effect on our customers and reduced their business activity. We believe that this, in turn, has caused a reduction in their demand for loans from us, such as construction loans to build new homes. It also appears to have adversely affected the level of deposits they maintain.

Comparative Results for the Years Ended December 31, 2007 and December 31, 2006

General. We had net income of $2,047,226 for the year ended December 31, 2007, as compared to net income of $2,545,593 for the year ended December 31, 2006. The principal categories which make up the 2007 net income are:

•	Interest income of $12,278,353

•	Reduced by interest expense of $3,461,617

•	Increased by a credit provision for loan losses of $5,000

•	Increased by non-interest income of $2,173,392

•	Reduced by non-interest expense of $7,274,391

•	Reduced by $1,673,511 in income tax expense.

          We discuss each of these categories individually and the reasons for the differences between the years ended December 31, 2007 and 2006 in the following paragraphs. The most significant factors that caused changes in net interest income from 2007 to 2006 was the decrease in short-term interest rates, which decreased our earnings on assets funded with non-interest bearing liabilities and capital, and the reduction in our loan portfolio, our highest yielding asset.

          Our average yields earned are higher than our cost of funds, and thus an increase in interest-earning assets provides more interest income than the cost of the additional interest bearing liabilities needed to fund those assets. Therefore, we are seeking to expand our deposit product line in 2008 and implement other marketing efforts to seek to reverse the decline in assets we experienced during 2007.

          Interest Income. Interest income was $12,278,353 for the year ended December 31, 2007, compared to $13,073,952 for the year ended December 31, 2006, a decrease of $795,599, or 6.1%. The reasons for this decrease include an $8,604,283 decrease in the average balance of loans coupled with a 23 basis point decrease in the yield on our loan portfolio, which resulted to cause a $1,005,067, or 12.3%, decrease in interest income. The continued slow real estate market in Staten Island, which has reduced construction and commercial loan originations, hampered our efforts to increase our loan portfolio. The average yield on our loans decreased because during 2007, the prime rate decreased 100 basis points in 2007 and the majority of our loans have adjustable rates tied to the prime rate.

          Although the average balance of investment securities declined by $2,001,675, we recorded $102,797 more in interest income on that portfolio due to a 17 basis point increase in the associated average yield. The yield on investment securities for 2007 increased 17 basis points from the prior year because market interest rates did not begin to decline until late 2007 and thus new securities purchased in 2007 generally had higher yields than the securities that were fully or partially repaid during the year.

          We also had a $106,671 increase in interest income from other assets due to the increase in average balance of other interest earning assets of $1,915,028 and an increase in the associated yield of 8 basis points. This volume increase occurred when, toward the end of 2007, we increased the average volume of short term liquid assets because we could not deploy available funds into loans. Our volume of loans was highest at the beginning of 2007 and gradually declined during the year as principal on existing loans was repaid and new originations did not keep pace with the principal reductions. Although average market rates on short term and overnight investments were relatively flat in 2007 compared to 2006, the 100 basis point decrease in the target federal funds rate during the last four months of 2007 has significantly lowered the yield on short term investments.

          Interest Expense. Interest expense was $3,461,617 for 2007, compared to $3,205,377 for 2006, an increase of 8.0%. More than 52% of the $256,240 increase in interest expense was represented by an increase in the cost of our time deposits. Although the average balance of time accounts decreased by $3,983,597 (or 5.7%), the average rate on those accounts increased by 40 basis points, which combined to cause an increase of $134,924 in interest expense. The increase in the average cost was due to higher market interest rates during the first eight months of the year as lower rate deposits taken out in prior years were rolled over or replaced with new deposits at a time of higher market rates. Average money market deposits increased by $2,009,098 and the cost increased by 24 basis points, which resulted in an $86,280 increase in interest expense for that category, or 34% of the total increase in interest expense. We maintain municipal jumbo CDs due to the establishment of an enhanced banking development district at our branch in Rosebank and $15 million in municipal jumbo CDs due to the establishment of a bank development district in St. George. The rates we paid on those municipal accounts increased as they matured in 2007, in step with the decrease in market interest rates.

          Our average cost of funds increased from 2.47% to 2.79% between the periods because of the increase in the cost of time and money market deposits, which are our highest cost deposit categories. The reduction in interest expense caused by a $5,703,593 decrease in average deposits was outweighed by a 32 basis point increase in the average cost of deposits. In addition, average non-interest bearing checking accounts decreased as a percentage of total deposits from 35.6% in 2006 to 34.9% in 2007.

          Net Interest Income Before Provision for Loan Losses. Net interest income before the provision for loan losses was $8,816,736 for 2007, a decrease of $1,051,839, or 10.7%, compared to $9,868,575 of net interest income we had for 2006. The decrease was driven primarily by the decrease in the yield on average interest-earning assets coupled with the increase in the average cost of funds. Our interest rate spread also decreased by 44 basis points from 3.98% at December 31, 2006 to 3.54% at December 31, 2007. The decrease in net interest income and spread occurred principally for the following reasons:

•	Due to the difficulty in originating satisfactory loans, we were forced to deploy available funds in lower-yielding investment securities and short term assets.

•	Our prime based and short term investments re-priced downward at a fast pace due to the 100 basis point drop in short term rates in beginning in September 2007.

•

In contrast, our deposits did not re-price as quickly or in the same magnitude as our prime based loans and our overnight investments. This lag effect was primarily responsible for the 32 basis point increase in the average cost of deposits.

•	In addition, average interest earning assets decreased $8,690,930, or 4.3% in 2007.

          Our net interest margin, which takes into account the effect of non-interest bearing funding sources such as checking accounts and capital, also decreased 32 basis points from 2006 to 2007. This occurred because zero cost funding sources become less valuable because falling interest rates mean that the funds must be invested at lower yields. The increase in the average cost of deposits also adversely affected our net interest margin. The decrease in yields on assets funded by non-interest bearing deposits and capital added to the negative effects of a $5,274,222, or 4.4%, decline in the average balance of no-interest checking accounts from $68,870,282 in 2006 to $63,596,060 in 2007.

          The prime rate, which is the index used to adjust interest rates on many of our loans, was 7.25% at the end of 2007, as compared to 8.25% at the end of 2006. Although our prime-based loans primarily have interest rates with a margin of 100 to 150 basis points above the prime rate, many have interest rate floors so that the rates on the loans cannot decline below 7.00% to 7.50%. The index plus the margin still exceeded the floors on these loans in 2007, so our yields on these loans adjusted with decreases in the prime rate. As a result, we had lower loan yields in 2007 than we had in 2006. If the prime rate continues to fall, these loans will further re-price downwards along with prime until the loan rates reach the interest rate floors. Conversely, if the prime rate rises, these loans will re-price upward with prime.

          Provision for Loan Losses. In 2007, we recorded a $5,000 credit to the provision for loan losses, compared to a credit to the provision for loan losses of $65,000 for the year ended December 31, 2006. The $60,000 decrease in the credit in the provision was primarily due to a moderate increase in loan delinquencies. If we are able to implement successfully our plan to increase our loan portfolio to increase average asset yields, that may also require an increase in the provision for loan losses.

          The provision for loan losses in any period depends upon the amount necessary to bring the allowance for loan losses to the level management believes is appropriate, after taking into account charge offs and recoveries. Our allowance for loan losses reflects probable incurred losses based on management’s evaluation of the loan portfolio, and the general economy, local economic conditions and other factors affecting loan repayments. Management periodically evaluates both broad categories of performing loans and problem loans individually to assess the appropriate level of the allowance.

          Although management uses available information to assess the appropriateness of the allowance on a quarterly basis in consultation with outside advisors and the board of directors, changes in national or local economic conditions, the circumstances of individual borrowers, or other factors, may change, increasing the level of problem loans and requiring an increase in the level of the allowance. The allowance for loan losses represented 1.48% of total loans at December 31, 2007, but there can be no assurance that a higher level, or a higher provision for loan losses, will not be necessary in the future.

          Non-interest Income. Non-interest income was $2,173,392 for the year ended December 31, 2007, compared to $1,941,158 during the same period last year. The $232,234, or 12.0%, increase was caused primarily by a $209,572 increase in service charges on deposits due to the increased frequency of insufficient fund charges as the volume of these transactions increased. The $47,104 increase in other income was primarily due to increased fees that we charged our licensed check cashers customers. These increases were partially offset by the $32,018 loss of rental income as a tenant that filed a bankruptcy petition terminated its sub-lease for premises leased by the Bank and the vacancy of that space continued through the remainder of 2007.

          Non-interest Expense. Non-interest expense was $7,274,391 for the year ended December 31, 2007, compared to $7,108,866 for the year ended December 31, 2006, an increase of $165,525 or 2.3%. The principal causes of the increase were:

•	$251,812 increase in occupancy expenses due to our new main office in Great Kills, and the lease payments paid on our former main office on Amboy Road through February 2007;

•	$96,649 more of “supplies and service expenses,” reflecting the effects of the new main office and the increased costs of service providers; and

•	$46,200 in increased professional fees due to increased cost of services and adjustments that were made in 2006.

•	$91,566 of FDIC deposit insurance premiums, which were reinstituted in 2007 and represented the first such premiums since Victory State Bank opened for business

These items were partially offset by

•

$203,013 less in legal expenses due primarily to a recovery from our insurance carrier of legal fees in connection with pending lawsuits involving a former customer of the Bank and the payment of subsequent fees by the carrier;

•

$19,612 in lower salary and benefits costs due to a $24,425 reduction in Stock Appreciation Rights (“SARs”) expense caused by both the reduction in our stock price from during 2007 and the payment of all SARs outstanding, but partially offset by normal salary increases and higher benefit costs.

          Income Tax Expense. Income tax expense was $1,673,511 for the year ended December 31, 2007, compared to income tax expense of $2,220,274 for the year ended December 31, 2006, due to the $1,045,130 decrease in income before income taxes for the year ended December 31, 2007. Our effective tax rate for 2007 was 45.0% and for 2006 was 46.6%. The reduction in the effective tax rate was to more closely align current income tax expense.

     Changes in Financial Condition

          Our total assets were $203,793,569 at December 31, 2007, a decrease of $8,091,190, or 3.8%, since December 31, 2006. The decline resulted from a need to fund a decline in deposits, principally interest bearing checking, time and NOW accounts. We funded the decline in deposits primarily with cash flows from overnight funds and the principal payments on our loan portfolio. The total decrease in assets can be categorized as follows.

•	A $7,666,190 decrease in cash and equivalents;

•	A $3,835,936 decrease in net loans receivable; and

•	A $1,039,350 decrease in deferred tax assets;

•	Partially offset by a $4,043,506 increase in investment securities available for sale as management reinvested principal paydowns on loans.

In addition, we also experienced changes in other asset categories due to normal fluctuations in operations.

          Our deposits (including escrow deposits) were $176,334,443 at December 31, 2007, a decrease of $10,348,707, or 5.5%, from December 31, 2006. The decrease in deposits included a $4,846,529 decrease in demand deposit accounts, a $3,490,680 decrease in time deposits, a $3,004,656 decrease in NOW accounts and a $1,177,374 decrease in savings accounts, partially offset by a $2,175,714 increase in money market accounts. The increase in money market deposits was primarily due to a shift from checking account deposits. We believe that the overall deposit decline was the result of:

•	adverse economic conditions in our Staten Island community, especially among businesses involved in the real estate industry;

•	a decline in large amount CDs as declining real estate activity in general appears to have reduced the volume of like kind real estate exchanges that generate those deposits; and

•	An increase in competition as the number of bank branches competing in the Staten Island community has gradually increased.

          Total stockholders’ equity was $20,883,805 at December 31, 2007, an increase of $3,542,534 from December 31, 2006. The increase reflected net income of $2,047,226 for the year ended December 31, 2007, increased by a reduction in the unrealized loss on securities available for sale of $1,000,806, increased by a reduction of $169,078 in Unearned ESOP shares reflecting the effect of the gradual payment of the loan we made to fund the ESOP’s purchase of our stock. The unrealized loss is excluded from the calculation of regulatory capital. Management does not anticipate selling securities in this portfolio, but changes in market interest rates or in the demand for funds may change management’s plans with respect to the securities portfolio. If there is a material increase in interest rates, the market value of the available for sale portfolio may decline. Management believes that the principal and interest payments on this portfolio, combined with the existing liquidity, will be sufficient to fund loan growth and potential deposit outflow.

          The change in stockholders’ equity also included an increase of $439,454 in additional paid in capital due to principally the reclassification of $399,026, representing the termination of our Employee Stock Ownership Plan Repurchase Obligation because of the listing of our stock on the NASDAQ Capital Markets and a $77,832 increase in capital upon the exercise of options to purchase 8,750 shares of common stock. This was partially offset by the use of $114,031, representing the $0.06 per share, to pay dividends.

          VSB Bancorp, Inc. satisfied all capital ratio requirements of the Federal Reserve at December 31, 2007, with a Tier I Leverage Capital ratio of 12.63%, a ratio of Tier I Capital to Risk-Weighted Assets ratio of 29.10%, and a Total Capital to Risk-Weighted Assets ratio of 30.13%.

          In May of 2004, we implemented the stockholder-approved ESOP. We lent the ESOP $1.7 million to purchase 92,900 shares of our stock with the expectation that the ESOP will repay the loan principally from contributions from Victory State Bank as part of its employee compensation program. The loan has a ten year term, with periodic payments due annually sufficient to repay the loan, including interest, in monthly installments over the term of the loan. The interest rate is fixed at 4.00%, the prime rate on the date of the loan.

          As the ESOP loan is repaid, stock is released from the security interest for the loan, resulting in an increase in capital equal to the market value of the ESOP stock when it is released.

Liquidity and Capital Resources

          Our primary sources of funds are increases in deposits and proceeds from the repayment of investment securities. We use these funds principally to purchase new investment securities and to fund increases in our loan portfolio.

          In 2007, we had a net decrease in total deposits of $10,348,707 as a result of a $4,846,529 decrease in demand deposit accounts, a $3,490,680 decrease in time deposits, a $3,004,656 decrease in NOW accounts and a $1,177,374 decrease in savings accounts, partially offset by a $2,175,714 increase in money market accounts. We received proceeds from repayment of investment securities of $36,847,421, which we used to fund the deposit outflow, net loan reduction of $4,023,211 and the purchase of $38,972,061 of investment securities.

          In 2006, we had a net decrease in total deposits of $6,568,009 as a result of a $3,638,287 decline in NOW accounts, a $2,282,525 decline in savings accounts and a $1,818,233 decline in money market accounts, partially offset by a $673,065 increase in demand deposits. We received proceeds from repayment of investment securities of $21,538,473, which we used to fund the deposit outflow, a net loan reduction of $7,904,764 and the purchase of $29,218,233 of investment securities. The decrease in deposits was partially reduced by the increase in municipal time deposits due to $10 million from the City of New York and $10 million from the State of New York, into our Rosebank branch, under New York State and New York City’s new enhanced Bank Development District deposit program.

          In 2007, we experienced a net decline of $7,666,190 in cash and equivalents because of our strategy to invest available cash in investments as opposed to lower yielding overnight deposits to the extent not needed to fund the deposit outflow. Total cash and equivalents at December 31, 2007 were $17,696,879.

          In 2006, we experienced a net decline of $5,961,078 in cash and equivalents because, as in 2007, we invested available cash not needed to fund the deposit outflow in investments as opposed to lower yielding overnight deposits. Total cash and equivalents at December 31, 2006 were $25,363,069.

          In August 2003, we engaged in a transaction involving the issuance of trust-preferred securities to increase regulatory capital. The transaction is recorded as $5,155,000 of subordinated debt on our Statement of Condition. The interest rate we pay on the transaction is fixed for five years, after which we have the right to repay the securities every three months and the interest rate adjusts every three months. Whether we repay the securities in August 2008 will depend upon conditions at that time, such as market interest rates, our need for capital, and our future plans and expectations for growth. If we decide to repay the securities, we anticipate that we will be able to do so using short term liquid assets without adversely affecting or disrupting our operations.

The following table sets forth our contractual obligations and commitments for future lease payments, time deposit maturities and loan commitments.

Contractual Obligations and Commitments at December 31, 2007

Contractual Obligations	Payment due by Period

	Less than One Year	One to three years	Four to five years	After five years	Total Amounts committed

Minimum annual rental payments under non-cancelable operating leases	$394,093	$804,014	$834,055	$2,216,320	$4,248,482
Remaining contractual maturities of time deposits	61,536,857	2,164,696	1,037,011	—	64,738,564

Total contractual cash obligations	$61,930,950	$2,968,710	$1,871,066	$2,216,320	$68,987,046

Other commitments	Amount of commitment Expiration by Period

	Less than One Year	One to three years	Four to five years	After five years	Total Amounts committed

Loan commitments	$17,339,746	$6,522,640	$1,000,000	$—	$24,862,386

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

Item 7.

The company’s financial statements appear on the following pages:

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
VSB Bancorp, Inc.
Staten Island, New York

We have audited the accompanying consolidated statements of financial condition of VSB Bancorp, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of earnings, stockholders’ equity and comprehensive income, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of VSB Bancorp, Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Chizek and Company LLC

Livingston, New Jersey March 11, 2008

VSB BANCORP, INC. CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION DECEMBER 31, 2007 AND 2006

	2007	2006

ASSETS
Cash and cash equivalents	$17,696,879	$25,363,069
Investment securities, available for sale	117,814,117	113,770,611
Loans receivable (net of allowance for loan losses of $927,161 and $1,128,824, respectively)	61,445,917	65,281,853
Accrued interest receivable	799,249	805,681
Premises and equipment, net	3,931,679	1,554,363
Prepaid and other assets	1,114,431	3,078,535
Deferred income taxes, net	991,297	2,030,647

Total assets	$203,793,569	$211,884,759

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits
Non-interest bearing	$62,780,934	$67,632,645
Interest bearing	113,553,509	119,050,505
Subordinated Debt	5,155,000	5,155,000
Accounts payable, accrued expenses and other liabilities	1,420,321	2,306,312

Total liabilities	182,909,764	194,144,462

Employee Stock Ownership Plan Repurchase Obligation	—	399,026

STOCKHOLDERS’ EQUITY
Common stock ($.0001 par value, 3,000,000 shares authorized, 1,900,509 issued and outstanding at December 31, 2007; 1,891,759 issued and outstanding at December 31, 2006)	190	189
Additional paid-in capital	9,107,119	8,667,665
Retained earnings	13,226,395	11,293,200
Unearned Employee Stock Ownership Plan shares	(1,070,827)	(1,239,905)
Accumulated other comprehensive loss, net of taxes of $330,668 and $1,203,679, respectively	(379,072)	(1,379,878)

Total stockholders’ equity	20,883,805	17,341,271

Total liabilities and stockholders’ equity	$203,793,569	$211,884,759

See notes to consolidated financial statements.

VSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF EARNINGS FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006

INTEREST INCOME:
Loans receivable	$5,980,133	$6,985,200
Investment securities	5,303,886	5,201,089
Other interest income	994,334	887,663

Total interest income	12,278,353	13,073,952

INTEREST EXPENSE:
Deposits	3,105,458	2,848,106
Federal Home Loan Bank advances	—	1,112
Subordinated Debt	356,159	356,159

Total interest expense	3,461,617	3,205,377

Net interest income	8,816,736	9,868,575
CREDIT PROVISION FOR LOAN LOSSES	(5,000)	(65,000)

Net interest income after credit provision for loan losses	8,821,736	9,933,575

NON-INTEREST INCOME:
Deposit service fees	1,794,699	1,585,127
Other income	378,693	356,031

Total non-interest income	2,173,392	1,941,158

NON-INTEREST EXPENSES:
Salaries and employee benefits	3,800,954	3,820,566
Occupancy and equipment	1,353,636	1,101,824
Data processing service fees	258,881	259,592
Legal fees	102,320	305,333
Professional fees	207,200	161,000
Director fees	216,150	221,950
Supplies and service	349,737	344,983
Checkbook charges	156,007	185,131
Other	829,506	708,487

Total non-interest expenses	7,274,391	7,108,866

INCOME BEFORE INCOME TAXES	3,720,737	4,765,867

PROVISION FOR INCOME TAXES:
Current	1,507,173	2,101,161
Deferred	166,338	119,113

Total income taxes	1,673,511	2,220,274

NET INCOME	$2,047,226	$2,545,593

Earnings per share:
Basic	$1.12	$1.40

Diluted	$1.09	$1.36

Comprehensive income	$3,048,032	$2,589,842

See notes to consolidated financial statements.

VSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2007

	Number of Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity

Balance at December 31, 2005	1,509,822	$151	$8,743,200	$8,621,693	(1,408,983)	$(1,424,127)	$14,531,934

Recast due to the adoption of SEC SAB 108	—	—	—	125,914	—	—	125,914

Balance at January 1, 2006	1,509,822	151	8,743,200	8,747,607	(1,408,983)	(1,424,127)	14,657,848

Exercise of stock options, including tax benefit	3,750		46,232				46,232
Amortization of earned portion of ESOP common stock					169,078		169,078
5 for 4 stock split and purchase of fractional shares	378,187	38	(367)				(329)
Amortization of deficit fair value of cost - ESOP			(6,785)				(6,785)
Transfer to ESOP repuchase obligation			(114,615)				(114,615)
Comprehensive income:
Net income				2,545,593			2,545,593
Other comprehensive income, net:
Change in unrealized gain on securities available for sale, net of tax effects	—	—	—	—	—	44,249	44,249

Total comprehensive income							2,589,842

Balance at December 31, 2006	1,891,759	$189	$8,667,665	$11,293,200	$(1,239,905)	$(1,379,878)	$17,341,271

Exercise of stock options, including tax benefit	8,750	1	77,832				77,833
Stock-based compensation			162				162
Amortization of earned portion of ESOP common stock					169,078		169,078
Amortization of deficit fair value of cost - ESOP			(37,566)				(37,566)
Transfer from ESOP repuchase obligation			399,026				399,026
Cash dividends declared ($0.06 per share)				(114,031)			(114,031)
Comprehensive income:
Net income				2,047,226			2,047,226
Other comprehensive income, net:
Change in unrealized loss on securities available for sale, net of tax effects	—	—	—	—	—	1,000,806	1,000,806

Total comprehensive income							3,048,032

Balance at December 31, 2007	1,900,509	$190	$9,107,119	$13,226,395	$(1,070,827)	$(379,072)	$20,883,805

See notes to consolidated financial statements.

VSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2007 and 2006

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,047,226	$2,545,593
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	617,958	446,588
Accretion of discount, net amortization of premium	(227,323)	(315,520)
ESOP compensation expense	131,512	162,293
Stock-based compensation expense	162	—
Credit provision for loan losses	(5,000)	(65,000)
Gain loss on the sale of other assets	(6,118)	—
Changes in operating assets and liabilities:
Increase in prepaid and other assets	(178,762)	(1,908,979)
Decrease/(increase) in accrued interest receivable	6,432	(77,054)
Decrease in deferred income taxes	166,338	228,949
Decrease in accrued expenses, income tax payable and other liabilities	(885,991)	(120,982)

Net cash provided by operating activities	1,666,434	895,888

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease in loans receivable	4,023,211	7,904,764
Proceeds from repayments and calls of investment securities, available for sale	36,847,421	21,538,473
Purchase of investment securities, available for sale	(38,972,061)	(29,218,233)
Purchases of premises and equipment, net	(846,290)	(559,864)

Net cash provided by/(used in) investing activities	1,052,281	(334,860)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposits	(10,348,707)	(6,568,009)
Cash dividends paid	(114,031)	—
Exercise of stock options	77,833	46,232
Purchase of fractional shares, 5 for 4 split	—	(329)

Net cash used in financing activities	(10,384,905)	(6,522,106)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(7,666,190)	(5,961,078)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	25,363,069	31,324,147

CASH AND CASH EQUIVALENTS, END OF YEAR	$17,696,879	$25,363,069

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$3,584,628	$2,900,877

Income taxes	$1,829,292	$2,173,620

Transfer of construction in progress to premises and equipment from other assets	$2,142,866	$—

See notes to consolidated financial statements.

VSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2007 and 2006

1. GENERAL

          VSB Bancorp, Inc. (“Bancorp” or “Company”) is the holding company for Victory State Bank (“Bank”), a New York State chartered commercial bank. On May 30, 2003 as the result of a reorganization of the Bank into the holding company form of organization, the stockholders of the Bank became the stockholders of VSB Bancorp, Inc. As a result of the reorganization the stockholders of VSB Bancorp, Inc. received three shares of VSB Bancorp, Inc. stock for each two shares of Victory State Bank stock. Each stockholder owned the same percentage interest in VSB Bancorp immediately after the reorganization that the stockholder owned in the Bank immediately before the reorganization, subject to immaterial differences due to adjustments for cash in lieu of fractional shares. VSB Bancorp now owns 100% of the capital stock of the Bank. No stockholders of the Bank exercised dissenter’s rights to receive cash instead of shares of the Company. The transaction between these entities under common control was accounted for at historical cost on an “as if pooled basis”.

          Through the Bank, the Company is primarily engaged in the business of commercial banking, and to a lesser extent retail banking. The Bank gathers deposits from individuals and businesses primarily in Staten Island, New York and makes loans throughout that community. The Bank invests funds that are not used for lending primarily in government securities, mortgage backed securities and collateralized mortgage obligations. Customer deposits are insured, up to the applicable limit, by the Federal Deposit Insurance Corporation (“FDIC”). The Bank is supervised by the New York State Banking Department and the FDIC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          The following is a description of the significant accounting and reporting policies followed in preparing and presenting the accompanying consolidated financial statements. These policies conform with accounting principles generally accepted in the United States of America (“GAAP”).

          Principles of Consolidation – The consolidated financial statements of the Company include the accounts of the Company, including its subsidiary Victory State Bank. All significant inter-company accounts and transactions between the Company and Bank have been eliminated in consolidation.

          Use of Estimates – The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses during the reporting period. Actual results can differ from those estimates. The allowance for loan losses, prepayment estimates on the mortgage-backed securities and Collateralized Mortgage Obligation portfolios, contingencies and fair values of financial instruments are particularly subject to change.

          Reclassifications – Some items in the prior year financial statements were reclassified to conform to the current presentation.

          Cash and Cash Equivalents – Cash and cash equivalents consists of cash on hand, due from banks and interest-bearing deposits. Net cash flows are reported for customer loan and deposit transactions and interest-bearing deposits. Regulation D of the Board of Governors of the Federal Reserve system requires that Victory State Bank maintain non-interest-bearing deposits or cash on hand as reserves against its demand deposits. The amount of reserves which Victory State Bank is required to maintain depends upon its level of transaction accounts. During the fourteen day period from December 20, 2007 through January 2, 2008, Victory State Bank was required to maintain reserves, after deducting vault cash, of $3,143,000. Reserves are required to be maintained on a fourteen day basis, so, from time to time, Victory State Bank may use available cash reserves on a day to day basis, so long as the fourteen day average reserves satisfy Regulation D requirements. Victory State Bank is required to report transaction account levels to the Federal Reserve on a weekly basis.

          Interest-bearing bank balances – Interest-bearing bank balances mature overnight and are carried at cost.

          Investment Securities, Available for Sale – Investment securities, available for sale, are to be held for an unspecified period of time and include securities that management intends to use as part of its asset/liability strategy. These securities may be sold in response to changes in interest rates, prepayments or other factors and are carried at estimated fair value. Gains or losses on the sale of such securities are determined by the specific identification method. Interest income includes amortization of purchase premium and accretion of purchase discount. Premiums and discounts are recognized in interest income using a method that approximates the level yield method without anticipating prepayments, except for mortgage-backed securities where prepayments are estimated. Unrealized holding gains or losses, net of deferred income taxes, are excluded from earnings and reported as other comprehensive income in a separate component of stockholders’ equity until realized. Declines in the fair value of securities below their cost that are other than temporary are reflected as realized losses. In estimating other-than-temporary losses, management considers: (1) the length of time and extent that fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, and (3) the Company’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value.

          The Company invests primarily in agency Collateralized Mortgage-Backed Obligations (“CMOs”) with estimated average lives primarily under 4.5 years and Mortgage-Backed Securities. These securities are primarily issued by the Federal National Mortgage Association (“FNMA”), the Government National Mortgage Association (“GNMA”) or the Federal Home Loan Mortgage Corporation (“FHLMC”) and are primarily comprised of mortgage pools guaranteed by FNMA, GNMA or FHLMC. The Company also invests in whole loan CMOs, all of which are AAA rated. These securities expose the Company to risks such as interest rate, prepayment and credit risk and thus pay a higher rate of return than comparable treasury issues.

          Loans Receivable – Loans receivable, that management has the intent and ability to hold for the foreseeable future or until maturity or payoff, are stated at unpaid principal balances, adjusted for deferred net origination and commitment fees and the allowance for loan losses. Interest income on loans is credited as earned.

          It is the policy of the Company to provide a valuation allowance for probable incurred losses on loans based on the Company’s past loan loss experience, known and inherent risks in the portfolio, adverse situations which may affect the borrower’s ability to repay, estimated value of underlying collateral and current economic conditions in the Company’s lending area. The allowance is increased by provisions for loan losses charged to earnings and is reduced by charge-offs, net of recoveries. While management uses available information to estimate losses on loans, future additions to the allowance may be necessary based upon the expected growth of the loan portfolio and any changes in economic conditions beyond management’s control. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on judgments different from those of management. Management believes, based upon all relevant and available information, that the allowance for loan losses is appropriate.

          The Company has a policy that all loans 90 days past due are placed on non-accrual status. It is the Company’s policy to cease the accrual of interest on loans to borrowers past due less than 90 days where a probable loss is estimated and to reverse out of income all interest that is due. The Company applies payments received on non-accrual loans to the outstanding principal balance due before applying any amount to interest, until the loan is restored to an accruing status. On a limited basis, the Company may apply a payment to interest on a non-accrual loan if there is no impairment or no estimated loss on this asset. The Company continues to accrue interest on construction loans that are 90 days past contractual maturity date if the loan is expected to be paid in full in the next 60 days and all interest is paid up to date.

          Loan origination fees and certain direct loan origination costs are deferred and the net amount recognized over the contractual loan terms using the level-yield method, adjusted for periodic prepayments in certain circumstances.

          The Company considers a loan to be impaired when, based on current information, it is probable that the Company will be unable to collect all principal and interest payments due according to the contractual terms of the loan agreement. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Impairment is measured on a loan by loan basis for commercial and construction loans. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral. The fair value of the collateral, as reduced by costs to sell, is utilized if a loan is collateral dependent. Large groups of smaller balance homogeneous loans, such as consumer loans and residential loans, are collectively evaluated for impairment.

          Long-Lived Assets – The Company periodically evaluates the recoverability of long-lived assets, such as premises and equipment, to ensure the carrying value has not been impaired. In performing the review for recoverability, the Company would estimate the future cash flows expected to result from the use of the asset. If the sum of the expected future cash flows is less than the carrying amount an impairment will be recognized. The Company reports these assets at the lower of the carrying value or fair value.

          Subordinated Debt – In August of 2003, the Company formed VSB Capital Trust I (the “Trust”). The Trust is a statutory business trust organized under Delaware law and the Company owns all of its common securities. The Trust issued $5.0 million of Trust Preferred Capital Securities to an independent investor and $155,000 of common securities to the Company. The Company issued a $5.16 million subordinated debenture to the Trust. The subordinated debenture is the sole asset of the Trust. The subordinated debenture and the Trust Preferred Capital Securities pay interest and dividends, respectively, on a quarterly basis, at a rate of 6.909%, for the first five years. They mature thirty years after the issuance of the securities and are non-callable for five years. After the first five years, the Trust Preferred Securities may be called by the Company at any quarterly interest payment date at par and the rate of interest that fluctuates quarterly based upon 300 basis points over the 90 day LIBOR rate. The Trust is not consolidated with the Company.

          Premises and Equipment – Premises, leasehold improvements, and furniture and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are accumulated by the straight-line method over the estimated useful lives of the respective assets, which range from three to ten years. Leasehold improvements are amortized at the lesser of their useful life or the term of the lease.

          Federal Home Loan Bank (FHLB) Stock – The Bank is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment. Because this stock is viewed as a long term investment, impairment is based on ultimate recovery of par value. Both cash and stock dividends are reported as income.

          Income Taxes – The Company utilizes the liability method to account for income taxes. Under this method, deferred tax assets and liabilities are determined on differences between financial reporting and the tax bases of assets and liabilities and are measured using the enacted tax rates and laws expected to be in effect when the differences are expected to reverse. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

          Financial Instruments – In the ordinary course of business, the Company has entered into off-balance sheet financial instruments, primarily consisting of commitments to extend credit.

          Basic and Diluted Net Income Per Common Share – Basic net income per share of common stock is based on 1,831,180 shares and 1,818,646 shares, the weighted average number of common shares outstanding for the years ended December 31, 2007 and 2006, respectively. Diluted net income per share of common stock is based on 1,877,605 and 1,867,214, the weighted average number of common shares and potentially dilutive common shares outstanding for the years ended December 31, 2007 and 2006, respectively. The weighted average number of potentially dilutive common shares excluded in calculating diluted net income per common share due to the anti-dilutive effect is 54,013 and 69,193 shares for the years ended December 31, 2007 and 2006, respectively. Common stock equivalents were calculated using the treasury stock method. All per share data throughout this report has been adjusted to reflect, retroactively, a 5-for-4 stock split, in the form of a 25% stock dividend that was declared by the Board of Directors to stockholders of record on May 3, 2006.

          The reconciliation of the numerators and the denominators of the basic and diluted per share computations for the years ended December 31, are as follows:

	2007			2006

	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount

Basic earnings per common share
Net income available to common stockholders	$2,047,226	1,831,180	$1.12	$2,545,593	1,818,646	$1.40

Effect of dilutive shares
Weighted average shares, if converted		46,425			48,568

Diluted earnings per common share
Net income available to common stockholders	$2,047,226	1,877,605	$1.09	$2,545,593	1,867,214	$1.36

          Stock Based Compensation – FAS 123, Revised, requires companies to record compensation expense for stock options provided to employees in return for employment service. The cost is measured at the fair value of the options when granted, and this cost is expensed over the employment service period, which is normally the vesting period of the options. This applies to awards granted or modified in fiscal years beginning in 2006.

          Employee Stock Ownership Plan (“ESOP”) – The cost of shares issued to the ESOP, but not yet allocated to participants, is shown as a reduction of stockholders’ equity. Compensation expense is based on the market price of shares as they are committed to be released to participant accounts. Cash dividends on allocated ESOP shares reduce retained earnings; cash dividends on unearned ESOP shares reduce debt and accrued interest. As of March 16, 2007, the Company lists its common stock on a national exchange, NASDAQ Capital Markets. We are no longer required to reclassify out of stockholders’ equity an amount equal to the put option of the allocated ESOP shares and we reclassed the 2006 put option allocation in the first quarter of 2007.

          Comprehensive Income – Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses, net of taxes, on securities available for sale which are also recognized as separate components of equity.

          Recently-Issued Accounting Standards – SFAS No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for the Company on January 1, 2008. The Company has not completed its evaluation of the impact of the adoption of this standard.

          SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115.” SFAS 159 permits entities to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. The fair value option (i) may be applied instrument by instrument, with certain exceptions, (ii) is irrevocable (unless a new election date occurs) and (iii) is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective for the Company on January 1, 2008. The Company did not adopt SFAS 159.

          In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that has a greater than 50% likelihood of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no effect on the Company’s consolidated financial position or results of operations.

          The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the state of New York. The Company is no longer subject to examination by taxing authorities for years before 2004. The Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.

          The Company recognizes interest related to income tax matters as interest expense and penalties related to income tax matters as other expense. The Company did not have any amounts accrued for interest and penalties at January 1, 2007 and December 31, 2007. The Company is no longer subject to examination by taxing authorities for years before 2004.

          In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments (SFAS No. 155), which permits fair value remeasurement for hybrid financial instruments that contain an embedded derivative that otherwise would require bifurcation. Additionally, SFAS No. 155 clarifies the accounting guidance for beneficial interests in securitizations. Under SFAS No. 155, all beneficial interests in a securitization will require an assessment in accordance with SFAS No. 133 to determine if an embedded derivative exists within the instrument. In January 2007, the FASB issued Derivatives Implementation Group Issue B40, Application of Paragraph 13(b) to Securitized Interests in Prepayable Financial Assets (DIG Issue B40). DIG Issue B40 provides an exemption from the embedded derivative test of paragraph 13(b) of SFAS No. 133 for instruments that would otherwise require bifurcation if the test is met solely because of a prepayment feature included within the securitized interest and prepayment is not controlled by the security holder. SFAS No. 155 and DIG Issue B40 are effective for fiscal years beginning after September 15, 2006. The adoption of SFAS No. 155 and DIG Issue B40 did not have a material impact on the Company’s consolidated financial position or results of operations.

          On November 5, 2007, the SEC issued Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value through Earnings (“SAB 109”). Previously, SAB 105, Application of Accounting Principles to Loan Commitments, stated that in measuring the fair value of a derivative loan commitment, a company should not incorporate the expected net future cash flows related to the associated servicing of the loan. SAB 109 supersedes SAB 105 and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in measuring fair value for all written loan commitments that are accounted for at fair value through earnings. SAB 105 also indicated that internally-developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment, and SAB 109 retains that view. SAB 109 is effective for derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The Company does not expect the impact of this standard to be material.

3. INVESTMENT SECURITIES, AVAILABLE FOR SALE

          The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income/(loss) were as follows at December 31, 2007 and 2006:

	December 31, 2007

	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses

US Government Agency	$—	$—	$—
FNMA MBS	5,746,955	22,013	(37,741)
FHLMC MBS	162,752	1,239	—
GNMA MBS	1,849,267	—	(43,682)
Whole Loan MBS	3,103,907	—	(31,195)
Collateralized mortgage obligations	106,951,236	512,550	(1,132,924)

	$117,814,117	$535,802	$(1,245,542)

	December 31, 2006

	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses

US Government Agency	$8,443,906	$—	$(56,094)
FNMA MBS	7,397,799	—	(209,609)
FHLMC MBS	229,625	639	—
GNMA MBS	2,171,125	—	(93,436)
Whole Loan MBS	3,453,363	—	(101,420)
Collateralized mortgage obligations	92,074,793	11,247	(2,134,884)

	$113,770,611	$11,886	$(2,595,443)

          The tax benefits related to these net unrealized gains and losses were $330,668 and $1,203,679 at December 31, 2007 and 2006, respectively.

          The following table shows the gross unrealized losses and estimated fair value of the Company’s investments, aggregated by investment category and length of time that an individual security has been in the continuous unrealized loss position at December 31, 2007 and 2006:

December 31, 2007	Less than 12 months		More than 12 months		Total

	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

US Government Agency	$—	$—	$—	$—	$—	$—
FHLMC MBS	—	—	—	—	—	—
FNMA MBS	—	—	3,008,560	(37,741)	3,008,560	(37,741)
GNMA MBS	—	—	1,849,267	(43,682)	1,849,267	(43,682)
Whole Loan MBS	—	—	3,103,907	(31,195)	3,103,907	(31,195)
Collateralized mortgage obligations	3,494,339	(10,274)	52,924,757	(1,122,650)	56,419,096	(1,132,924)

	$3,494,339	$(10,274)	$60,886,491	$(1,235,268)	$64,380,830	$(1,245,542)

December 31, 2006	Less than 12 months		More than 12 months		Total

	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

US Government Agency	$—	$—	$8,443,906	$(56,094)	$8,443,906	$(56,094)
FHLMC MBS	—	—	—	—	—	—
FNMA MBS	—	—	7,397,799	(209,609)	7,397,799	(209,609)
GNMA MBS	—	—	2,171,125	(93,436)	2,171,125	(93,436)
Whole Loan MBS	—	—	3,453,363	(101,420)	3,453,363	(101,420)
Collateralized mortgage obligations	17,478,801	(72,510)	68,742,470	(2,062,374)	86,221,271	(2,134,884)

	$17,478,801	$(72,510)	$90,208,663	$(2,522,933)	$107,687,464	$(2,595,443)

          The Company evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, the Company may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition.

          At December 31, 2007, the unrealized loss on investment securities was caused by interest rate increases. We expect that these securities, at maturity, will not be settled for less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold these securities until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired. At December 31, 2007, there were ten debt securities with unrealized losses with aggregate depreciation of 5% or more from the Company’s amortized cost basis. As the market value decline of these securities is caused by interest rate increases and management has the ability to hold these securities until maturity, or for the foreseeable future, if classified as available for sale, these securities are not deemed to be other-than-temporarily impaired.

          The maturity schedule of all investment securities available for sale at amortized cost and estimated fair values for December 31, 2007 was as follows:

Securities, Available for Sale Expected Maturity	Amortized Cost	Estimated Fair Value

Less than one year	$81,608	$81,945
Due after one year through five years	2,315,629	2,292,927
Due after five years through ten years	26,652,356	26,685,823
Due after ten years	89,474,264	88,753,422

	$118,523,857	$117,814,117

          Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

          Securities pledged at year end 2007 and 2006 had a carrying amount of $49,131,585 and $40,741,668, respectively and were pledged to secure public deposits and balances in excess of the deposit insurance limit on certain customer accounts.

4. LOANS RECEIVABLE, NET

          Loans receivable, net at December 31, 2007 and 2006 are summarized as follows:

	2007	2006

Commercial loans (principally variable rate):
Secured	$1,171,152	$1,231,880
Unsecured	10,981,044	10,882,002

Total commercial loans	12,152,196	12,113,882

Real estate loans:
Commercial	31,607,039	33,215,627
One-to-four family	2,314,716	165,801

Total real estate loans	33,921,755	33,381,428

Construction loans (net of undisbursed funds of $7,717,362 and $5,723,134, respectively)	15,109,593	19,377,797

Consumer loans	566,356	826,528
Other loans	827,122	974,278

	1,393,478	1,800,806

Total loans receivable	62,577,022	66,673,913

Less:
Unearned loans fees, net	(203,944)	(263,236)
Allowance for loan losses	(927,161)	(1,128,824)

Total	$61,445,917	$65,281,853

          The activity in the allowance for loan losses, for the years ended December 31, 2007 and 2006 are summarized as follows:

	2007	2006

Beginning balance	$1,128,824	$1,153,298
Charge-offs	(263,625)	(107,803)
Recoveries	66,962	148,329
(Credit) Provision	(5,000)	(65,000)

Ending balance	$927,161	$1,128,824

          Nonaccrual loans outstanding at December 31, 2007 and 2006 are summarized as follows:

	2007	2006

Nonaccrual loans:
Unsecured commercial loans	$14,970	$20,709
Commercial real estate	459,371	188,872
Construction	480,000	—
Consumer loans	5,877	—

Total nonaccrual loans	$960,218	$209,581

	2007	2006

Interest income that would have been recorded during the year on nonaccrual loans outstanding at year-end in accordance with original terms	$27,115	$12,614

          The Company’s recorded investment in impaired loans at December 31 is as follows:

	2007		2006

	Investment in Impaired Loans	Related Allowance for loan losses	Investment in Impaired Loans	Related Allowance for loan losses

Impaired loans
With a related allowance for loan losses
Commercial and financial	$50,476	$8,320	$20,709	$4,142
Commercial real estate	—	—	188,872	33,743
Consumer loans	5,877	2,939	—	—

	$56,353	$11,259	$209,581	$37,885

          The following table sets forth certain information about impaired loans at December 31:

	Investment in Impaired Loans

	2007	2006

Average recorded investment	$16,305	$618,904

Interest income recognized during time period that loans were impaired, using cash-basis method of accounting	$—	$454

          The Company’s loan portfolios are primarily comprised of commercial loans made to small businesses and individuals located in the Borough of Staten Island. As of December 31, 2007 and 2006, the Company had no restructured loans.

5. ACCRUED INTEREST RECEIVABLE

          Accrued interest receivable at December 31, 2007 and 2006 are summarized as follows:

	2007	2006

Loans receivable	$330,551	$326,338
Investment securities, available for sale	468,698	479,343

Total	$799,249	$805,681

6. PREMISES AND EQUIPMENT

          Premises and equipment at December 31, 2007 and 2006 are summarized as follows:

	2007	2006

Leasehold improvements	$4,186,755	$1,904,831
Computer equipment and software	337,430	422,016
Furniture, fixtures and equipment	1,100,631	767,090
Other	52,697	26,323

	5,677,513	3,120,260
Less accumulated depreciation and amortization	(1,745,834)	(1,565,897)

Total	$3,931,679	$1,554,363

          Depreciation and amortization expense amounted to $617,958 and $446,588 for the years ended December 31, 2007 and 2006, respectively.

          At December 31, 2007, the Company was obligated under five non-cancelable operating leases on property used for banking purposes. At December 31, 2006, the Company was obligated under six non-cancelable operating leases on property used for banking purposes. Rental expense under these leases was $437,089 and $513,011 for the years ended December 31, 2007 and 2006, respectively.

          The projected minimum rental payments under the terms of the leases at December 31, 2007 are summarized as follows:

Year Ending December 31,	Amount

2008	$394,093
2009	399,063
2010	404,951
2011	413,067
2012	420,988
Thereafter	2,216,320

Total	$4,248,482

7. PREPAID AND OTHER ASSETS

          Prepaid and other assets at December 31, 2007 and 2006 are summarized as follows:

	2007	2006

Accounts receivable and other assets	$28,508	$73,402
Construction in progress	—	2,142,866
Security deposit receivable	11,200	56,825
Prepaid assets	264,478	216,896
Equity securities, primarily FHLB stock	312,500	290,600
Investment in unconsolidated subsidiary	155,000	155,000
Subordinated debt related placement cost	18,763	47,263
Income tax receivable	273,972	39,217
Late charges receivable	50,010	56,466

	$1,114,431	$3,078,535

8. DEPOSITS

          Deposits are summarized, according to their original terms, at December 31, 2007 and 2006 as follows:

	2007			2006

	Amount	Percent	Weighted Average Stated Rate	Amount	Percent	Weighted Average Stated Rate

Checking	$62,525,053	35.45%	—%	$67,371,582	36.09%	—%
Variable-rate money market	20,534,721	11.65	1.43	18,359,007	9.83	1.48
Statement savings	11,349,111	6.44	0.82	12,526,485	6.71	0.63
Interest-bearing checking	16,931,113	9.60	0.32	19,935,769	10.68	0.33

	111,339,998	63.14	0.40	118,192,843	63.31	0.35
Time deposits:
Less than six months	32,789,627	18.59	3.28	35,590,306	19.06	3.70
Six months to one year	27,706,849	15.71	4.12	28,351,165	15.19	4.27
More than one year	4,242,088	2.41	4.14	4,287,773	2.30	3.96

	64,738,564	36.71	3.70	68,229,244	36.55	3.95
Other deposits	255,881	0.15	—	261,063	0.14	—

Total	$176,334,443	100.00%	0.90%	$186,683,150	100.00%	0.82%

          The aggregate amount of jumbo certificates of deposit with a minimum denomination of $100,000 was approximately $53,753,833 and $57,177,435 at December 31, 2007 and 2006 respectively.

          Scheduled maturities of time deposits at December 31, 2007 are as follows:

	Amount	Percent

Within six months	$57,492,989	88.80%
Six months to one year	4,043,867	6.25
One to five years	3,201,708	4.95

Total	$64,738,564	100.00%

9. INCOME TAXES

          The Company files consolidated federal, state and local income tax returns on a calendar-year basis. For federal, state and local income tax purposes, the Company uses the specific charge-off method in computing its federal, state and local tax bad debt deduction.

          The basis for the determination of state and local tax is the greater of a tax on entire net income or a tax computed on taxable assets. Federal, state and city income tax provisions were determined based on the tax computed on net income for the years ended December 31, 2007 and 2006.

          The components of the income tax expense/(benefit) for the years ended December 31, 2007 and 2006 are summarized as follows:

	2007	2006

Current:
Federal	$938,424	$1,291,714
State and local	568,749	809,447

	1,507,173	2,101,161

Deferred:
Federal	103,582	74,152
State and local	62,756	44,961

	166,338	119,113

	$1,673,511	$2,220,274

          The components of the deferred income tax asset, net as of December 31, 2007 and 2006 are summarized as follows:

	2007	2006

Deferred loan fees	$115,736	$170,064
Excess book allowance for loan losses	426,047	428,310
Unrealized loss on investment securities	330,668	1,203,679
Other compensation expense	—	75,016
Other	118,846	153,578

Deferred tax asset, net	$991,297	$2,030,647

          Management evaluated the weight of available evidence and concluded that it is more likely than not that the Company will realize the net deferred tax asset in future years. Factors influencing management’s judgment include, among other things, changes in the levels of actual and expected future taxable income and anticipated reversals of net deductible temporary differences. There are no unrecognized tax benefits as of December 31, 2007.

          The Company’s effective tax rates differ from the statutory Federal tax rate for the years ended December 31, 2007 and 2006 and are as follows:

	2007		2006

Federal income tax provision at statutory rates	$1,265,051	34.0%	$1,620,395	34.0%
State and local taxes, net of Federal income tax benefit	457,651	12.3	586,202	12.3
Other	(49,191)	(1.3)	13,677	0.3

	$1,673,511	45.0%	$2,220,274	46.6%

10. REGULATORY MATTERS

          The Bank is a New York State chartered stock form commercial bank. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”). The Bank is subject to certain FDIC capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory and possibly discretionary actions by the regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet certain specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance sheet items calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

          As of the latest notification from the FDIC, the Bank was classified as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain Tier 1 Leverage, Tier 1 Risk-Based and minimum Total Risk-based ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category. Management believes, as of December 31, 2007, that the Bank meets all capital adequacy requirements to which it is subject.

          The Bank is subject to certain restrictions on the availability of its undistributed earnings for payment of dividends to stockholders, including prior regulatory approval.

          In accordance with the New York State Banking Law and the New York State Banking Board Regulations, the Bank credits 10% of quarterly net income to regulatory surplus and is required to do so until such time as shareholders’ equity is equal to 10% of amounts due to depositors. As of December 31, 2007, regulatory surplus equals 10% of deposits.

          The following table is the Bank’s actual capital amounts and ratios, as well as the minimum required levels for both “capital adequacy purposes” and to be considered “well capitalized”. No deductions were made for qualitative judgments by regulators:

	Actual		For capital adequacy purposes		To be well-capitalized under prompt corrective action provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2007:
Tier 1 Capital (to Average Assets)	$22,821,000	11.07%	$8,248,120	4.00%	$10,310,150	5.00%
Tier 1 Capital (to Risk Weighted Assets)	22,821,000	26.19	3,484,840	4.00	5,227,260	6.00
Total Capital (to Risk Weighted Assets)	23,748,000	27.26	6,969,680	8.00	8,712,100	10.00

As of December 31, 2006:
Tier 1 Capital (to Average Assets)	$23,348,000	10.63%	$8,783,920	4.00%	$10,979,900	5.00%
Tier 1 Capital (to Risk Weighted Assets)	23,348,000	24.74	3,775,560	4.00	5,663,340	6.00
Total Capital (to Risk Weighted Assets)	24,477,000	25.93	7,551,120	8.00	9,438,900	10.00

          The Company’s consolidated capital ratios as of December 31, 2007 were as follows: Tier 1 Capital to Average Assets of 12.63%; Tier 1 Capital to Risk Weighted Assets of 29.10%; and Total Capital to Risk Weighted Assets of 30.13%, which are not substantially different than the Bank’s capital ratios at December 31, 2007 and therefore are not presented separately.

11. EMPLOYEE BENEFITS

          The Company does not currently maintain a defined contribution benefit plan but sponsors an incentive savings plan (401(k) plan) which started March 1, 1999. All eligible employees, who have reached the age of 21, have at least one year of service and work a minimum of 1,000 hours per year will be permitted to make tax deferred contributions up to certain limits. The Bank may reduce or cease matching contributions if it is determined that the current or accumulated net earnings or undivided profits of the Bank are insufficient to pay the full contributions in a plan year. The Bank contributed $137,213 to the 401(k) plan in 2007 and $131,442 in 2006.

Stock Options

          The Company has granted options pursuant to five different stock option plans. Options to buy stock are granted to directors, officers and employees under the VSB Bancorp, Inc. 2000 Incentive Plan, the 1998 Incentive Plan, the 2004 Directors’ Plan, the 2000 Directors’ Plan and the 1998 Directors’ Plan which, in the aggregate, provide for issue up to 243,750 options. Exercise price is the market price at the date of grant, and compensation expense will be recognized in the income statement in accordance with FAS 123, Revised. The maximum option term is ten years, and the options vesting period is up to five years.

          As of December 31, 2005 the Board accelerated the vesting on all outstanding options so that they became immediately exercisable. By accelerating the vesting of these options, we estimated that approximately $169,000 of future compensation expense, net of taxes, was eliminated.

          Total compensation expense charged against income for 2007 and 2006 was $162 and $0.

          In November 2007, 3,250 options were granted from the 2000 Incentive Plan at an exercise price of $11.75.

          The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model that uses the assumptions noted in the table below. Expected volatilities are based on historical volatilities of the Company’s common stock. The Company uses historical data to estimate option exercise and post-vesting termination behavior. Employee and management options are tracked separately. The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

          The fair value of the options granted is estimated using the Black-Scholes option pricing model with the following weighted average assumptions used for 2007:

	2007	Exercise Rate

Dividend yield	1.00%
Expected volatility	3.38
Risk-free interest rate	3.55
Expected life	3 Years	100%

          There were no stock options granted in 2006.

          The stock option components of the 2000 Incentive Plan, the 1998 Incentive Plan and the 2004 Directors’ Plan, the 2000 Directors’ Plan and the 1998 Directors’ Plan, as of December 31, 2007, and 2006, and changes during the years ended, consist of the following:

	2007

	Shares	Weighted Average Exercise Price	Aggregate Intrinsc Value

Options outstanding at the beginning of the year	177,998	$10.36
Granted	3,250	11.75
Canceled	—	—
Exercised	(8,750)	6.40

Options outstanding at the end of the year	172,498	$10.61	$93,149

Options exercisable at the end of the year	169,248	$10.56	$99,856

Weighted average remaining contractual life of options outstanding at the end of the year	3.8 Years

Information related to the stock option plan during each year follows:

	2007	2006

Intrinsic value of options exercised	$46,863	$48,550
Cash received from option exercise	$56,000	$28,062
Tax benefit realized from option exercise	$21,833	$18,170
Weighted average fair value of options exercised	$1.24	$1.48

          As of December 31, 2007, there was $3,673 of total unrecognized compensation cost related to nonvested stock options granted under the Plan. The cost is expected to be recognized over a weighted-average period of 3 years.

Described below is the range of exercise prices for options granted under the following option plans:

Plan Description	Number of Exercisable Shares	Weighted Average Exercise Price	Weighted Average Contractual Life

1998 Director Stock Option Plan	15,000	$6.13	1.11
1998 Incentive Stock Option Plan	32,500	5.76	1.04
2000 Director Stock Option Plan	25,000	4.39	2.40
2000 Incentive Stock Option Plan	44,998	10.50	4.33
2004 Director Stock Option Plan	55,000	17.60	6.50

All Plans	172,498	$10.61	3.80

Stock Appreciation Rights

          The Company issued stock appreciation rights (“SARs”) to an officer of the Company to advance the interests of the Company and its shareholders by providing this key officer of the Company and its affiliates, upon whose judgment, initiative and efforts were instrumental upon the formation and development of the Company and its affiliates, with an additional incentive to perform in a superior manner. Pursuant to the terms, 31,250 SARs with an exercise price of $4.00 per SAR (as adjusted for prior stock dividends), as determined by the Board of Directors, have been issued. There are no SARs available to be granted and those SARs, which terminate, or are forfeited without being exercised, can not be recycled into new grants. The term of each SAR is determined by the Committee of the Board of Directors and may not exceed ten years after the date of the grant. The SARs vest and are exercisable for the cash value between the Company’s stock price less the exercise price. The SARs vest over five years, 40% two years after the grant date and 20% per year after. In 2007, 17,500 SARs were exercised. As of December 31, 2007, there were no remaining SARs.

          The Company did not issue any SAR grants in 2007 and 2006.

12. COMMITMENTS, CONTINGENCIES AND FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

          The Company is a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the financing needs of its customers. Such financial instruments primarily include commitments to extend credit.

          A summary of these commitments and contingent liabilities, all of which are variable rate commitments, at December 31:

	2007	2006

	Amount	Amount

Commitments to fund secured construction loans	$7,687,362	$18,028,134
Commitments to fund all other commercial loans	17,175,024	11,039,305

	$24,862,386	$29,067,439

          Commitments to extend credit are legally binding agreements to lend to a customer. Commitments are issued following the Company’s evaluation of each applicant’s creditworthiness on a case-by-case basis. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument is represented by the contractual notional amount of those instruments.

          Victory State Bank currently has a $2 million unsecured credit facility with Atlantic Central Bankers Bank which the Bank has not drawn upon.

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

13. FAIR VALUE OF FINANCIAL INSTRUMENTS

          The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.” The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

          The following methods and assumptions were used by the Company in estimating fair values of financial instruments:

Interest-bearing Bank Balances – Interest-bearing bank balances mature within one year and are carried at cost which are estimated to be reasonably close to fair value.

Money Market Investments – The fair value of these securities approximates their carrying value due to the relatively short time to maturity

Investment Securities, Available For Sale – The estimated fair value of these securities is determined by using available market information and appropriate valuation methodologies. The estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

Loans Receivable – The fair value of commercial and construction loans are approximated by the carrying value as the loans are tied directly to the Prime Rate and are subject to change on a daily basis. The fair value of the remainder of the portfolio is determined by discounting the future cash flows of the loans using the appropriate discount rate and prepayment assumptions.

Other Financial Assets – The fair value of these assets, principally accrued interest receivable, approximates their carrying value due to their short maturity.

Non-Interest Bearing and Interest Bearing Deposits – The fair value disclosed for non-interest bearing deposits is equal to the amount payable on demand at the reporting date. The fair value of interest bearing deposits is based upon the current rates for instruments of the same remaining maturity. Interest bearing deposits with a maturity of greater than one year are estimated using a discounted cash flow approach that applies interest rates currently being offered.

Subordinated Debt – The fair value of subordinated debt is based upon the current rates for such instruments of the same remaining maturity.

Other Liabilities – The estimated fair value of other liabilities, which primarily include accrued interest payable, approximates their carrying amount.

Off-Balance Sheet Items – The estimated fair value of off-balance sheet items, including loan commitments, unused lines of credit and letters of credit are not material and are not included in the fair value table.

          The estimated fair values of the Company’s financial instruments at December 31, 2007 and 2006 were as follows:

	2007		2006

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial Assets:
Cash and cash equivalents	$17,696,879	$17,696,879	$25,363,069	$25,363,069
Investment securities	117,814,117	117,814,117	113,770,611	113,770,611
Loans receivable	61,445,917	64,711,536	65,281,853	68,842,721
Other financial assets	799,249	799,249	805,681	805,681

Total Financial Assets	$197,756,162	$201,021,781	$205,221,214	$208,782,082

Financial Liabilities:
Non-interest bearing deposits	$62,780,934	$62,780,934	$67,632,645	$67,632,645
Interest bearing deposits	113,553,509	109,224,316	119,050,505	114,973,833
Subordinated debt	5,155,000	5,247,510	5,155,000	5,309,537
Other liabilities	362,991	362,991	482,774	482,774

Total Financial Liabilities	$181,852,434	$177,615,751	$192,320,924	$188,398,789

14. INTEREST RATE RISK (UNAUDITED)

          The Company’s principal business of originating loans, issuing term certificates of deposit and other interest-bearing deposit accounts and investing in short-term investment securities inherently includes elements of interest rate risk and requires careful application of interest rate management techniques to manage such risks.

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

          In view of the short maturity profile of the Company’s funding sources, the Company invests in loans and investments which have a maturity or repricing date designed to match the Company’s funding maturities and serve as a natural hedge of the related interest rate risk.

          Net interest income will fluctuate based on changes in the general level of interest rates, changes in the levels of interest sensitive assets and liabilities, and changes in the relationships between different interest rate indices. In addition, net interest income can also be affected by timing of repricing dates and repayments and changes in estimated prepayments.

15. RELATED PARTIES

          In the ordinary course of business, the Bank at times has had loans, and other financial transactions, with its executive officers and directors. At December 31, 2007, the aggregate amount of loans outstanding to directors was $192,219. There were no loans granted to executive officers.

          The change in aggregate amount of loans outstanding to directors as of December 31, 2007 and 2006 are as follows:

	2007	2006

Beginning balance	$174,754	$239,838
Originations	333,505	301,806
Payments	(316,040)	(366,890)

Ending balance	$192,219	$174,754

          The interest income that was paid on these loans was $19,679 and $18,766 for 2007 and 2006, respectively. Certain officers and directors own, in the aggregate, 33.2% and 32.8% of the common shares outstanding at December 31, 2007 and 2006, respectively.

16. CONDENSED FINANCIAL STATEMENTS OF THE PARENT COMPANY ONLY

VSB BANCORP, INC.
STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 2007 and 2006

	2007	2006

ASSETS

Cash and cash equivalents	$—	$—
Money market	3,505,410	788,045
Investment in subsidiaries	22,596,729	22,123,004
Deferred taxes	—	15,178
Other assets	43,570	48,839

Total assets	$26,145,709	$22,975,066

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Subordinated debt	$5,155,000	$5,155,000
Accounts payable, accrued expenses and other liabilities	106,904	79,769

Total liabilities	5,261,904	5,234,769

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS’ EQUITY
Common stock ($.0001 par value, 3,000,000 shares authorized, 1,900,509 issued and outstanding at December 31, 2007; 1,891,759 issued and outstanding at December 31, 2006)	190	189
Additional paid-in capital	9,107,119	9,066,691
Retained earnings	13,226,395	11,293,200
Unearned Employee Stock Ownership Plan shares	(1,070,827)	(1,239,905)
Accumulated other comprehensive loss, net of taxes of $330,668 and $1,203,679, respectively	(379,072)	(1,379,878)

Total stockholders’ equity	20,883,805	17,740,297

Total liabilities and stockholders’ equity	$26,145,709	$22,975,066

VSB BANCORP, INC.

STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006

INTEREST INCOME:
Loans recievable	$49,578	$56,341
Other interest income	32,942	12,919

Total interest income	82,520	69,260

INTEREST EXPENSE:
Subordinated debt	356,159	356,159

Total interest expense	356,159	356,159

Net interest loss	(273,639)	(286,899)

NON-INTEREST INCOME:
Dividend income	2,800,000	—
Other	10,709	10,709

	2,810,709	10,709

NON-INTEREST EXPENSES:
Legal fees	19,000	28,000
Other	90,942	57,239

Total non-interest expenses	109,942	85,239

INCOME (LOSS) BEFORE INCOME TAXES	2,427,128	(361,429)

PROVISION/(BENEFIT) FROM INCOME TAXES:
Current	(227,029)	(178,477)
Deferred	30,272	(16,163)

Total income taxes	(196,757)	(194,640)

EQUITY IN UNDISTRIBUTED EARNINGS, NET OF TAXES	(576,659)	2,712,382

NET INCOME	$2,047,226	$2,545,593

VSB BANCORP, INC.

STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,047,226	$2,545,593
Adjustments to reconcile net income to net cash used in operating activities:
Changes in operating assets and liabilities:
ESOP compensation expense	(37,404)	(6,785)
Undistributed income of subsidiaries	576,659	(2,712,382)
Decrease in other assets	5,269	194,103
(Increase)/decrease in deferred income taxes	15,178	(15,178)
(Decrease)/increase in accrued expenses, income taxes payable and other liabilities	(22,443)	(163,366)

Net cash used by operating activities	2,584,485	(158,015)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease in loan receivable	169,078	169,078
Net increase in money market deposit	(2,717,365)	(57,287)

Net cash used in investing activities	(2,548,287)	111,791

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise stock option	77,833	46,232
Payment of dividends	(114,031)	—
5 for 4 stock split and the purchase of fractional shares	—	(329)

Net cash provided by financing activities	(36,198)	45,903

NET DECREASE IN CASH AND CASH EQUIVALENTS	—	(321)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	—	321

CASH AND CASH EQUIVALENTS, END OF YEAR	$—	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$345,450	$345,450

Income taxes	$—	$—

17. EMPLOYEE STOCK OWNERSHIP PLAN

     Employees participate in an Employee Stock Ownership Plan (“ESOP”). VSB Bancorp, Inc. ESOP Trust was formed on May 1, 2004. The ESOP borrowed from the Company to purchase 92,900 shares of stock at $18.20 per share. The Company makes discretionary contributions to the ESOP, as well as paying dividends on unallocated shares to the ESOP, and the ESOP uses funds it receives to repay the loan. When loan payments are made, ESOP shares are allocated to participants based on relative compensation and expense is recorded. Dividends on allocated shares increase participant accounts.

     Shares allocated to each participant, to the extent vested, are distributed to the participant upon termination of employment. As required by federal law, a participant may require the Company to repurchase shares so distributed unless the stock is traded on an established market.

     The contribution to the ESOP was $169,078 for each of the years ended December 31, 2007 and 2006. ESOP expense was $131,674 and $162,293, for the years ended December 31, 2007 and 2006, respectively.

          Shares held by the ESOP at December 31, 2007 and 2006 were as follows:

	2007	2006

Shares allocated to participants	37,602	27,748
Shares released to participants	(564)	(229)
Unearned shares	55,298	65,152

Total ESOP Shares	92,336	92,671

Fair value of unearned shares	$616,573	$944,704

Fair value of allocated shares subject to repurchase obligation.	$—	$399,026

18. SUBORDINATED DEBENTURES

     In August of 2003, the Company formed VSB Capital Trust I (the “Trust”). The Trust is a statutory business trust organized under Delaware law and the Company owns all of its common securities. The Trust issued $5.0 million of Trust Preferred Capital Securities to an independent investor and $155,000 of common securities to the Company. The Company issued a $5.16 million subordinated debenture to the Trust. The subordinated debenture is the sole asset of the Trust. The subordinated debenture and the Trust Preferred Capital Securities pay interest and dividends, respectively, on a quarterly basis, at a rate of 6.909%, for the first five years. They mature thirty years after the issuance of the securities and are non-callable for five years. After the first five years, the Trust Preferred Securities may be called by the Company at any quarterly interest payment date at par and the rate of interest that fluctuates quarterly based upon 300 basis points over the 90 day LIBOR rate.

     The Company reports as liabilities the subordinated debentures issued by the Company and held by the Trust.

*****************

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 8a (T) Controls And Procedures

Disclosure Controls and Procedures

Our principal executive and principal financial officer evaluated our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Annual Report, as required by paragraph (b) of Rule 13a-15 of the Exchange Act. Based on such evaluation, our principal executive and principal financial officer concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures are effective.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework as amplified by the Guidance for Smaller Public Companies. The five principal components of the Framework that management analyzed in connection with its assessment were our Control Environment, Risk Assessment, Control Activities, Information and Communication, and Monitoring. Based on that assessment, management believes that we maintained effective internal control over financial reporting as of December 31, 2007.

     This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Item 8B. Other Information.

Not applicable.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Incorporated by reference to pages 4 and 5 of the Proxy Statement under the caption “General Information Regarding Nominees and Our Other Directors;” page 13 of the Proxy Statement under the caption “Section 16a Beneficial Ownership Reporting Compliance;” and pages 5 and 6 of the Proxy Statement under the caption “Audit Committee.”

The Company has a Code of Ethics that applies to all officers and employees. The Code of Ethics is posted on our web site – www.victorystatebank.com – and can be found under the “Investor Relations” tab.

Item 10. Executive Compensation

     The information required by this Item is incorporated by reference to pages 8 through 11 of the Proxy Statement under the caption Compensation through and including the sub-caption “Directors Compensation.”

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to page 11 of the Proxy Statement under the caption “Security Ownership of Management and Certain Beneficial Owners.”

Item 12. Certain Relationships and Related Transactions

     The information required by this Item is incorporated by reference to pages 12 through 13 of the Proxy Statement under the caption “Transactions with Directors and Officers and Their Related Interests.”

Item 13. Exhibits

Exhibit No.	Title of Exhibit

3.1	Restated Certificate of Incorporation of VSB Bancorp, Inc.
3.2	Bylaws of VSB Bancorp, Inc.
10.1	Employment Agreement between Merton Corn and Victory State Bank
10.2	Victory State Bank 2000 Incentive Stock Option Plan
10.3	Victory State Bank 2000 Directors Stock Option Plan
10.4	Victory State Bank 1998 Incentive Stock Option Plan
10.5	Victory State Bank 1998 Directors Stock Option Plan
10.6	VSB Bancorp, Inc. Restated 2000 Incentive Stock Option Plan
10.7	VSB Bancorp, Inc. Restated 2000 Directors Stock Option Plan
10.8	VSB Bancorp, Inc. Restated 1998 Incentive Stock Option Plan
10.9	VSB Bancorp, Inc. Restated 1998 Directors Stock Option Plan
10.10	VSB Bancorp, Inc. 2004 Directors Stock Option Plan*
10.11	Employment Agreement among Raffaele M. Branca, VSB Bancorp, Inc. and Victory State Bank**
21.	Subsidiaries of the Registrant
23.	Consent of Independent Registered Public Accounting Firm
31.1	Rule 13A-14(a)/15D-14(a) Certification of Chief Executive Officer
31.2	Rule 13A-14(a)/15D-14(a) Certification of Chief Financial Officer
32.1	Certification by CEO pursuant to 18 U.S.C. 1350
32.2	Certification by CFO pursuant to 18 U.S.C. 1350

* - previously filed as an exhibit included in the Issuer’s proxy statement for its 2004 Annual Meeting of Stockholders on Form 14A.

** - previously filed as exhibit on Form 8-K (File No. 0-50237) as filed with the Securities and Exchange Commission on November 16, 2007.

Item 14. Principal Accountant Fees and Services.

The information required by this Item is incorporated by reference to pages 13 through 14 of the Proxy Statement under the caption “Audit and Other Fees.”

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

VSB Bancorp, Inc.
(Registrant)
Date: March 25, 2008
	By:	/s/ Raffaele M. Branca

Raffaele M. Branca, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated below.

/s/ Raffaele M. Branca	March 25, 2008

Raffaele M. Branca, President and Chief Executive	Date
Officer and Director

/s/ Joseph J. LiBassi	March 25, 2008

Joseph J, LiBassi, Chairman of the Board	Date

/s/ Joan Nerlino Caddell	March 25, 2008

Joan Nerlino Caddell, Director	Date

/s/ Merton Corn	March 25, 2008

Merton Corn, Director	Date

/s/ Robert S. Cutrona, Sr.	March 25, 2008

Robert S. Cutrona, Sr., Director	Date

/s/ Chaim Farkas	March 25, 2008

Chaim Farkas, Director	Date

/s/ Alfred C. Johnsen	March 25, 2008

Alfred C. Johnsen, Director	Date

/s/ Carlos Perez	March 25, 2008

Carlos Perez, Director	Date

/s/ Bruno Savo	March 25, 2008

Bruno Savo, Director	Date