Form 10QSB
period 2008-03-31
VSB BANCORP INC
filed 2008-05-14
CIK 1225874

UNITED STATES
SECURITY AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20849

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED MARCH 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OF THE EXCHANGE ACT
FOR THE TRANSITION PERIOD

COMMISSION FILE NUMBER 0-50237

VSB Bancorp, Inc.

(Name of Small Business Issuer in its charter)

New York

(State or other jurisdiction of incorporation or organization)

11 - 3680128

(I. R. S. Employer Identification No.)

4142 Hylan Boulevard, Staten Island, New York 10308

(Address of principal executive offices)

(718) 979-1100

Issuer’s telephone number

Common Stock

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                                                Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No ☒

Transitional small business disclosure format:	Yes ☐ No ☒

The Registrant had 1,900,509 common shares outstanding as of May 5, 2008.

CROSS REFERENCE INDEX

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

VSB Bancorp, Inc.
Consolidated Statements of Financial Condition
 (unaudited)

	March 31, 2008	December 31, 2007

Assets:
Cash and due from banks	$22,162,554	$17,696,879
Investment securities, available for sale	121,880,050	117,814,117
Loans receivable	61,337,096	62,373,078
Allowance for loan loss	(919,450)	(927,161)

Loans receivable, net	60,417,646	61,445,917
Bank premises and equipment, net	3,824,211	3,931,679
Accrued interest receivable	709,237	799,249
Deferred taxes	102,908	991,297
Other assets	1,112,731	1,114,431

Total assets	$210,209,337	$203,793,569

Liabilities and stockholders’ equity:
Liabilities:
Deposits:
Demand and checking	$63,036,898	$62,525,053
NOW	18,745,240	16,931,113
Money market	23,457,102	20,534,721
Savings	11,057,143	11,349,111
Time	64,932,174	64,738,564

Total Deposits	181,228,557	176,078,562
Escrow deposits	420,307	255,881
Subordinated debt	5,155,000	5,155,000
Accounts payable and accrued expenses	1,203,806	1,420,321

Total liabilities	188,007,670	182,909,764

Stockholders’ equity:
Common stock, ($.0001 par value, 3,000,000 shares authorized, 1,900,509 issued and outstanding at March 31, 2008 and December 31, 2007)	190	190
Additional paid in capital	9,091,367	9,107,119
Retained earnings	13,474,309	13,226,395
Unearned Employee Stock Ownership Plan shares	(1,028,558)	(1,070,827)
Accumulated other comprehensive income (loss), net of taxes of $579,526 and ($330,668), respectively	664,359	(379,072)

Total stockholders’ equity	22,201,667	20,883,805

Total liabilities and stockholders’ equity	$210,209,337	$203,793,569

See notes to consolidated financial statements.

VSB Bancorp, Inc.
Consolidated Statements of Operations
(unaudited)

	Three months ended March 31, 2008	Three months ended March 31, 2007

Interest and dividend income:
Loans receivable	$1,244,491	$1,572,353
Investment securities	1,384,297	1,300,460
Other interest earning assets	102,293	247,065

Total interest income	2,731,081	3,119,878
Interest expense:
NOW	32,231	28,789
Money market	96,092	85,850
Savings	18,982	24,428
Subordinated debt	89,040	89,040
Time	519,447	615,136

Total interest expense	755,792	843,243
Net interest income	1,975,289	2,276,635
Provision (credit) for loan loss	30,000	(30,000)

Net interest income after provision for loan loss	1,945,289	2,306,635

Non-interest income:
Loan fees	22,223	27,468
Service charges on deposits	479,615	416,908
Net rental income (loss)	(1,011)	14,813
Other income	65,075	82,174

Total non-interest income	565,902	541,363

Non-interest expenses:
Salaries and benefits	910,408	1,017,330
Occupancy expenses	357,724	337,975
Legal expense	54,086	14,526
Professional fees	61,400	51,600
Computer expense	55,106	67,216
Directors’ fees	57,250	52,150
Other expenses	342,176	315,359

Total non-interest expenses	1,838,150	1,856,156

Income before income taxes	673,041	991,842
Provision/(benefit) for income taxes:
Current	332,900	442,730
Deferred	(21,804)	19,341

Total provision for income taxes	311,096	462,071

Net income	$361,945	$529,771

Earnings per share:
Basic	$0.20	$0.29

Diluted	$0.19	$0.28

Comprehensive income	$1,405,376	$862,229

Book value per common share	$11.68	$9.85

See notes to consolidated financial statements.

VSB Bancorp, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
Year Ended December 31, 2007 and Three Months Ended March 31, 2008
(unaudited)

	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

Balance at January 1, 2007	1,891,759	$189	$8,667,665	$11,293,200	$(1,239,905)	$(1,379,878)	$17,341,271

Exercise of stock option, including tax benefit	8,750	1	77,832				77,833
Stock-based compensation			162				162
Amortization of earned portion of ESOP common stock					169,078		169,078
Amortization of deficit fair value of cost - ESOP			(37,566)				(37,566)
Transfer from ESOP repurchase obligation			399,026				399,026
Cash dividends declared ($0.06 per share)				(114,031)			(114,031)
Comprehensive income:
Net income				2,047,226			2,047,226
Other comprehensive income, net:
Change in unrealized loss on securities available for sale, net of tax effects	—	—	—	—	—	1,000,806	1,000,806

Total comprehensive income							3,048,032

Balance at December 31, 2007	1,900,509	190	9,107,119	13,226,395	(1,070,827)	(379,072)	20,883,805

Stock-based compensation			320				320
Amortization of earned portion of ESOP common stock					42,269		42,269
Amortization of deficit fair value of cost - ESOP			(16,072)				(16,072)
Cash dividends declared ($0.06 per share)				(114,031)			(114,031)
Comprehensive income:
Net income				361,945			361,945
Other comprehensive income, net:
Change in unrealized loss on securities available for sale, net of tax effects	—	—	—	—	—	1,043,431	1,043,431

Total comprehensive income							1,405,376

Balance at March 31, 2008	1,900,509	$190	$9,091,367	$13,474,309	$(1,028,558)	$664,359	$22,201,667

See notes to consolidated financial statements.

VSB Bancorp, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	Three months ended March 31, 2008	Three months ended March 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$361,945	$529,771
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	150,994	143,851
Accretion of income, net of amortization of premium	(53,399)	(57,712)
ESOP compensation expense	26,197	36,533
Stock-based compensation expense	320	—
Provision/(credit) for loan losses	30,000	(30,000)
Decrease/(increase) in prepaid and other assets	1,700	(47,681)
Decrease/(increase) in accrued interest receivable	90,012	(2,706)
(Increase)/decrease in deferred income taxes	(21,804)	19,341
Decrease in accrued expenses and other liabilities	(216,515)	(304,818)

Net cash provided by operating activities	369,450	286,579

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease in loan receivable	1,031,224	4,948,058
Proceeds from repayment of investment securities, available for sale	7,407,082	5,666,281
Purchases of investment securities, available for sale	(9,498,945)	—
Purchases of premises and equipment	(43,526)	(683,723)

Net cash (used in)/provided by investing activities	(1,104,165)	9,930,616

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase/(decrease) in deposits	5,314,421	(4,078,623)
Cash dividends paid	(114,031)	—

Net cash provided by financing activities	5,200,390	(4,078,623)

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,465,675	6,138,572

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	17,696,879	25,363,069

CASH AND CASH EQUIVALENTS, END OF PERIOD	$22,162,554	$31,501,641

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,061,869	$995,097

Taxes	$322,000	$541,294

Transfer of construction in progress to premises and equipment	$—	$2,142,866

See notes to consolidated financial statements.

VSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

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

          The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB and Rule 10-01 of Regulation S-X and, therefore, do not include all the disclosures necessary for a complete presentation of the financial statements in conformity with U.S. generally accepted accounting principles. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of operations for the interim period. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the entire year or any other interim period.

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

          Cash and Cash Equivalents – Cash and cash equivalents consists of cash on hand, due from banks and interest-bearing deposits. Net cash flows are reported for customer loan and deposit transactions and interest-bearing deposits. Regulation D of the Board of Governors of the Federal Reserve System requires that Victory State Bank maintain non-interest-bearing deposits or cash on hand as reserves against its demand deposits. The amount of reserves which Victory State Bank is required to maintain depends upon its level of transaction accounts. During the fourteen day period from March 27, 2008 through April 9, 2008, Victory State Bank was required to maintain reserves, after deducting vault cash, of $2,855,000. Reserves are required to be maintained on a fourteen day basis, so, from time to time, Victory State Bank may use available cash reserves on a day to day basis, so long as the fourteen day average reserves satisfy Regulation D requirements. Victory State Bank is required to report transaction account levels to the Federal Reserve on a weekly basis.

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

          Federal Home Loan Bank (FHLB) Stock - The Bank is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment. Because this stock is viewed as a long term investment, impairment is based on ultimate recovery of par value, which is the price the Bank pays for the FHLB Stock. Both cash and stock dividends are reported as income.

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

          Basic and Diluted Net Income Per Common Share - Basic net income per share of common stock is based on 1,845,097 shares and 1,826,519 shares, the weighted average number of common shares outstanding for the three months ended March 31, 2008 and 2007, respectively. Diluted net income per share of common stock is based on 1,893,420 and 1,876,460, the weighted average number of common shares and potentially dilutive common shares outstanding for the three months ended March 31, 2008 and 2007, respectively. The weighted average number of potentially dilutive common shares excluded in calculating diluted net income per common share due to the anti-dilutive effect is 80,124 and 51,184 shares for the three months ended March 31, 2008 and 2007, respectively. Common stock equivalents were calculated using the treasury stock method.

          The reconciliation of the numerators and the denominators of the basic and diluted per share computations for the three months ended March 31, are as follows:

Reconciliation of EPS	Three months ended March 31, 2008			Three months ended March 31, 2007

	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount

Basic earnings per common share
Net income available to common stockholders	$361,945	1,845,097	$0.20	$529,771	1,826,519	$0.29

Effect of dilutive shares
Weighted average shares, if converted		48,323			49,941

Diluted earnings per common share
Net income available to common stockholders	$361,945	1,893,420	$0.19	$529,771	1,876,460	$0.28

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

          Employee Stock Ownership Plan (“ESOP”) - The cost of shares issued to the ESOP, but not yet allocated to participants, is shown as a reduction of stockholders’ equity. Compensation expense is based on the market price of shares as they are committed to be released to participant accounts. Cash dividends on allocated ESOP shares reduce retained earnings; cash dividends on unearned ESOP shares reduce debt and accrued interest. As of March 16, 2007, the Company listed its common stock on the NASDAQ Capital Market. We are no longer required to reclassify out of stockholders’ equity an amount equal to the put option of the allocated ESOP shares and we reclassed the 2006 put option allocation in the first quarter of 2007.

          Comprehensive Income - Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses, net of taxes, on securities available for sale which are also recognized as separate components of equity.

          Fair Value Option and Fair Value Measurement - In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption was not material.

Statement 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3: Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing and asset or liability.

The fair value of securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used to in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at March 31, 2008 Using

	March 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Available for sale securities	$121,880,050	$—	$121,880,050	$—

Impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 3 inputs based on internally customized discounting criteria. As of March 31, 2008, we did not have any impaired loans that were collateral dependent.

          Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a non-recurring basis were not significant at March 31, 2008.

          Recently-Issued Accounting Standards - SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115.” SFAS 159 permits entities to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. The fair value option (i) may be applied instrument by instrument, with certain exceptions, (ii) is irrevocable (unless a new election date occurs) and (iii) is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective for the Company on January 1, 2008. The Company chose not to exercise the valuation option permitted it under SFAS 159.

          On November 5, 2007, the SEC issued Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value through Earnings (“SAB 109”). Previously, SAB 105, Application of Accounting Principles to Loan Commitments, stated that in measuring the fair value of a derivative loan commitment, a company should not incorporate the expected net future cash flows related to the associated servicing of the loan. SAB 109 supersedes SAB 105 and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in measuring fair value for all written loan commitments that are accounted for at fair value through earnings. SAB 105 also indicated that internally-developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment, and SAB 109 retains that view. SAB 109 is effective for derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The adoption of this standard was not material.

Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition at March 31, 2008

Total assets were $210,209,337 at March 31, 2008, an increase of $6,415,768 or, 3.1%, from December 31, 2007. The increase resulted from the investment of funds available to us as the result of an increase in deposits. The deposit increase was caused generally by our efforts to grow our franchise and specifically by the deposit increases at our branch offices. We invested these funds, together with funds resulting from a decrease in net loans receivable, primarily in investment securities available for sale and overnight investments, both of which increased. The net increase in assets can be summarized as follows:

•	A $4,465,675 net increase in cash and cash equivalents

•	A $4,065,933 net increase in investment securities available for sale; partially offset by

•	A $1,028,271 net decrease in net loans receivable.

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

          Our deposits (including escrow deposits) were $181,648,864 at March 31, 2008, an increase of $5,314,421, or 3.0%, from December 31, 2007. The increase in deposits resulted from increases of $2,922,381 in money market, $1,814,127 in NOW, $676,271 in non-interest demand deposit and $193,610 in time deposits accounts, partially offset by a decrease of $291,968 in savings accounts.

          Total stockholders’ equity was $22,201,667 at March 31, 2008, an increase of $1,317,862 from December 31, 2007. The increase reflected net income of $361,945 for the three months ended March 31, 2008, increased by in the net unrealized gain on securities available for sale of $1,043,431, increased by a reduction of $42,269 in Unearned ESOP shares reflecting the effect of the gradual payment of the loan we made to fund the ESOP’s purchase of our stock. This was partially offset by the use of $114,031, representing the $0.06 per share, to pay our second cash dividend.

          The unrealized gain on securities available for sale is excluded from the calculation of regulatory capital. Management does not anticipate selling securities in this portfolio, but changes in market interest rates or in the demand for funds may change management’s plans with respect to the securities portfolio. If there is a material increase in interest rates, the market value of the available for sale portfolio may decline. Management believes that the principal and interest payments on this portfolio, combined with the existing liquidity, will be sufficient to fund loan growth and potential deposit outflow.

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

Effect of Adverse Conditions in the Residential Mortgage Market.

          We do not expect that adverse conditions in the residential mortgage market throughout the United States will have a direct adverse effect on our financial condition or results of operations. We are not a residential mortgage lender. At March 31, 2008, we owned $121.9 million of securities that are either collateralized by residential mortgage loans or that represent shares in pools of such loans. However, 94.1% of those securities are issued or guaranteed by FNMA, GNMA or FHLMC. The remainder of the securities portfolio is all investment grade fixed-rate securities rated AAA that are at least five years old. None of those securities have experienced ratings downgrades We do not hold any loans in our portfolio of the type that are commonly known as subprime residential mortgage loans

          Many of our customers, both loan and deposit customers, are involved in the residential construction business in Staten Island. We believe that the turmoil in the national housing and residential mortgage markets has had an adverse effect on some of our customers. An apparent slow down in the local housing market and a noticeable reduction in the availability of residential mortgage loans seems to have had an adverse effect on our customers and reduced their business activity. We believe that this, in turn, has caused a reduction in their demand for loans from us, such as construction loans to build new homes. It also appears to have adversely affected the level of deposits they maintain.

Results of Operations for the Three Months Ended March 31, 2008 and March 31, 2007

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

          General. We had net income of $361,945 for the quarter ended March 31, 2008, compared to net income of $529,771 for the comparable quarter in 2007. The principal categories which make up the 2008 net income are:

•	Interest income of $2,731,081

•	Reduced by interest expense of $755,792

•	Reduced by a provision for loan losses of $30,000

•	Increased by non-interest income of $565,902

•	Reduced by non-interest expense of $1,838,150

•	Reduced by $311,096 in income tax expense

          We discuss each of these categories individually and the reasons for the differences between the quarters ended March 31, 2008 and 2007 in the following paragraphs. In general, the principal reason for the decline in net income when comparing the first quarter of 2008 with the same quarter in 2007 was a reduction in the yield on interest-earning assets, primarily in the loan portfolio and in other-interest earning assets, which reduced interest income.

          Interest Income. Interest income was $2,731,081 for the quarter ended March 31, 2008, compared to $3,119,878 for the quarter ended March 31, 2007, a decrease of $388,797, or 12.5%. The principal reasons for this decrease was a 214 basis point decrease in the yield on our loan portfolio and a 201 basis point decrease in the yield of other-interest earning assets. These decreases in yield, coupled with a $6,287,872 decrease in the average balance of other interest-earning assets (principally overnight investments) caused a $327,862, or 20.9% decrease in interest income. The average balance of overnight investments decreased primarily due to the use of excess funds to purchase higher yielding investment securities. The continued slow real estate market in Staten Island, which has reduced construction and commercial loan originations, hampered our efforts to increase our loan portfolio. The average yield on our loans decreased because the majority of our loans have adjustable rates tied to the prime rate which decreased 300 basis points from March 2007 to March 2008.

          The average yield on our investment securities portfolio increased 2 basis points, from 4.73% to 4.75%, due to the purchase of new investment securities at higher market rates than the yields on the principal paydowns we received. The yield on investment securities increased slowly because most of the bonds and notes in our investment portfolio have either fixed interest rates or interest rates that react more slowly to changes in market interest rate conditions. The average balance of our investment portfolio increased by $5,721,129, or 5.13%, between the periods. The increase in volume and the increase in yield resulted in an overall $83,837 increase in interest income from investment securities. The investment securities portfolio represented 89.5% of average non-loan interest earning assets in the 2008 period compared to 84.8% in the 2007 period.

          Interest Expense. Interest expense was $755,792 for the quarter ended March 31, 2008, compared to $843,243 for the quarter ended March 31, 2007, a decrease of 10.4%. The decrease was primarily the result of a decrease in the rates we paid on deposits, specifically time deposits. Decreases in the average balance of savings accounts, time accounts and now accounts also helped reduce interest expense. Our average cost of funds decreased to 2.51% from 2.79% between the periods due to a decline in market interest rates that began in approximately September 2007.

          Net Interest Income Before Provision for Loan Losses. Net interest income before the provision for loan losses was $1,975,289 for the quarter ended March 31, 2008, a decrease of $301,346, or 13.2% over the $2,276,635 in the comparable 2007 quarter. The decrease resulted principally from margin compression as the yield on average interest-earning assets decreased by 83 basis points, as compared to a 28 basis point reduction in the average cost of funds in the first quarter of 2008. This effect caused our net interest spread to decrease to 3.13% in the first quarter of 2008 from 3.68% in the first quarter of 2007 and caused our net interest margin to decrease to 4.07% in the first quarter of 2008 from 4.72% in the first quarter of 2007. The drop in the yield on interest-earning assets was both larger in magnitude and faster than the drop in the cost of deposits. Both the target fed funds and the prime rate were reduced by 75 basis points during the last four months of 2007 and by an additional 200 basis points during the first quarter of 2008. Our daily adjustable prime-based loans and overnight investments dropped an equal number of basis points in step with those reductions. We cannot re-price our liabilities downward in the same manner because a large portion of those liabilities, specifically time deposits and subordinated debt, have fixed rates and thus they can only adjust at maturity. In addition, we could not decrease the cost of other interest-bearing deposits by the same magnitude (275 basis points) because they initially had lower interest rates and thus the reduction could only be a fraction of the reduction in the target federal funds rate. However, we note that the daily adjustable rate prime based loans are now at their interest rate floors and, in effect, have become fixed rate loans until the prime rate adjusts upward.

          Provision for Loan Losses. We took a provision for loan losses of $30,000 for the quarter ended March 31, 2008 compared to a credit to the provision for loan losses of $30,000 for the quarter ended March 31, 2007. The increase in the provision was the result of a moderate increase in loan delinquencies. The provision for loan losses in any period depends upon the amount necessary to bring the allowance for loan losses to the level management believes is appropriate, after taking into account charge offs and recoveries. Our allowance for loan losses is based on management’s evaluation of the risks inherent in our loan portfolio and the general economy. Management periodically evaluates both broad categories of performing loans and problem loans individually to assess the appropriate level of the allowance.

          Although management uses available information to assess the appropriateness of the allowance on a quarterly basis in consultation with outside advisors and the board of directors, changes in national or local economic conditions, the circumstances of individual borrowers, or other factors, may change, increasing the level of problem loans and requiring an increase in the level of the allowance. The allowance for loan losses represented 1.50% of total loans at March 31, 2008, but there can be no assurance that a higher level, or a higher provision for loan losses, will not be necessary in the future.

          Non-interest Income. Non-interest income was $565,902 for the three months ended March 31, 2008, compared to $541,363 during the same period last year. The $24,539, or 4.5%, increase in non-interest income was a direct result of a $62,707 increase in service charges on deposits (primarily non-sufficient fund fees), partially offset by a decrease of $17,099 in other income and a decrease in net rental income of $15,824. Service fees on deposit accounts, principally non-sufficient funds fees, increased from 2007 to 2008 due to an increase in the number of non-sufficient fund transactions coupled with our decision to increase per item charges for both insufficient fund and bounced check fees and other deposit fees in March of 2008. The decrease in other income was a result of the loss of a check cashing customer and the decrease in net rental income was due to the vacancy of one of the Bank’s subleased properties.

          Non-interest Expense. Non-interest expense was $1,838,150 for the quarter ended March 31, 2008, compared to $1,856,156 for the quarter ended March 31, 2007. The principal causes of the $18,006 decrease were:

•	$106,922 decrease in salaries and benefits expense, due in part to the retirement of the former president and reduced incentive and ESOP compensation expense;

•	$19,749 increase in occupancy expenses due to the operation of our new main office in Great Kills;

•	$39,560 increase in legal expenses due to an increase in loans in the process of collection; and

•

$26,817 increase in other expenses due to a $14,965 increase in advertising expenses in connection with the Bank’s new advertising campaign and increases in expenses associated with the Bank’s conversion to online processing for ATMs, debit cards and online bill pay.

          Income Tax Expense. Income tax expense was $311,096 for the quarter ended March 31, 2008, compared to income tax expense of $462,071 for the quarter ended March 31, 2007. The reduction in income tax expense was due to the $318,801 decrease in income before income taxes in the 2008 quarter. Our effective tax rate for the quarter ended March 31, 2008 was 46.2% and for the quarter ended March 31, 2007 was 46.6%.

VSB Bancorp, Inc.
Consolidated Average Balance Sheets
(unaudited)

	Three Months Ended March 31, 2008				Three Months Ended March 31, 2007

	Average Balance		Interest	Yield/ Cost	Average Balance		Interest	Yield/ Cost

Assets:
Interest-earning assets:
Loans receivable	$62,991,593		$1,244,491	7.88%	$63,248,356		$1,572,353	10.02%
Investment securities, afs	117,303,627		1,384,297	4.75	111,582,498		1,300,460	4.73
Other interest-earning assets	13,742,193		102,293	2.99	20,030,065		247,065	5.00

Total interest-earning assets	194,037,413		2,731,081	5.64	194,860,919		3,119,878	6.47

Non-interest earning assets	13,159,112				16,607,790

Total assets	$207,196,525				$211,468,709

Liabilities and equity:
Interest-bearing liabilities:
Savings accounts	$10,993,663		18,982	0.69	$12,410,880		24,428	0.80
Time accounts	65,193,032		519,447	3.20	66,760,483		615,136	3.74
Money market accounts	21,853,581		96,092	1.77	18,383,022		85,850	1.89
Now accounts	17,877,491		32,231	0.73	19,765,134		28,789	0.59
Subordinated debt	5,155,000		89,040	6.95	5,155,000		89,040	6.91

Total interest-bearing liabilities	121,072,767		755,792	2.51	122,474,519		843,243	2.79
Checking accounts	63,047,901				68,086,917

Total deposits and subordinated debt	184,120,668				190,561,436
Other liabilities	1,355,991				2,794,791

Total liabilities	185,476,659				193,356,227
Equity	21,719,866				18,112,482

Total liabilities and equity	$207,196,525				$211,468,709

Net interest income/net interest rate spread			$1,975,289	3.13%			$2,276,635	3.68%

Net interest earning assets/net interest margin	$72,964,646			4.07%	$72,386,400			4.72%

Ratio of interest-earning assets to interest-bearing liabilities	1.60	x			1.59	x

Return on Average Assets (1)	0.69%				1.01%

Return on Average Equity (1)	6.59%				11.75%

Tangible Equity to Total Assets	10.56%				8.94%

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

          During the three months ended March 31, 2008, we had a net increase in total deposits of $5,314,421 due to increases of $2,922,381 in money market, $1,814,127 in NOW, $676,271 in non-interest demand deposit and $193,610 in time deposits accounts. This was partially offset by a decrease of $291,968 in savings accounts. We received proceeds from repayment of investment securities of $7,407,082 and we had a reduction in net loans of $1,031,224. We used $9,498,945 of available funds to purchase new investment securities. These changes resulted in an overall increase in cash and cash equivalents of $4,465,675.

          In contrast, during the three months ended March 31, 2007, we had a net decrease in total deposits of $4,078,623 as a result of a $3,227,654 decrease in demand deposits, a $902,986 decrease in time deposits, a $103,498 decline in savings accounts and a $195,675 decline in money market accounts, partially offset by a $351,190 increase in NOW accounts. We received proceeds from repayment of investment securities of $5,666,281 which we used to fund the deposit outflow. We had a net loan reduction of $4,948,058 and we used $2,826,589 of cash, of which $683,723 was purchased in 2008, for capitalized leasehold improvements and equipment for our new main office in Great Kills. These changes resulted in an overall increase in cash and cash equivalents of $6,138,572.

          Victory State Bank satisfied all capital ratio requirements of the Federal Deposit Insurance Corporation at March 31, 2008, with a Tier I Leverage Capital ratio of 11.37%, a ratio of Tier I Capital to Risk-Weighted Assets ratio of 27.13%, and a Total Capital to Risk-Weighted Assets ratio of 28.20%.

          VSB Bancorp, Inc. satisfied all capital ratio requirements of the Federal Reserve at March 31, 2008, with a Tier I Leverage Capital ratio of 12.81%, a ratio of Tier I Capital to Risk-Weighted Assets ratio of 29.98%, and a Total Capital to Risk-Weighted Assets ratio of 31.02%.

          The following table sets forth our contractual obligations and commitments for future lease payments, time deposit maturities and loan commitments.

Contractual Obligations and Commitments at March 31, 2008

Contractual Obligations	Payment due by Period

	Less than One Year	One to three years	Four to five years	After five years	Total Amounts committed

Minimum annual rental payments under non-cancelable operating leases	$395,383	$806,908	$838,254	$2,109,857	$4,150,402
Remaining contractual maturities of time deposits	61,680,058	1,304,167	1,947,949	—	64,932,174

Total contractual cash obligations	$62,075,441	$2,111,075	$2,786,203	$2,109,857	$69,082,576

Other commitments	Amount of commitment Expiration by Period

	Less than One Year	One to three years	Four to five years	After five years	Total Amounts committed

Loan commitments	$23,533,370	$6,426,009	$—	$—	$29,959,379

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

Item 3 – Controls and Procedures

          Evaluation of Disclosure Controls and Procedures: As of March 31, 2008, we undertook an evaluation of our disclosure controls and procedures under the supervision and with the participation of Raffaele M. Branca, President, CEO and CFO. Disclosure controls are the systems and procedures we use that are designed to ensure that information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934 (such as annual reports on Form 10-KSB and quarterly periodic reports on Form 10-QSB) is recorded, processed, summarized and reported, in a manner which will allow senior management to make timely decisions on the public disclosure of that information. Mr. Branca concluded that our current disclosure controls and procedures are effective in ensuring that such information is (i) collected and communicated to senior management in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Since our last evaluation of our disclosure controls, we have not made any significant changes in, or corrective actions taken regarding, either our internal controls or other factors that could significantly affect those controls.

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

Item 1 – Legal Proceedings

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

Item 4 – Submission of Matters to a Vote of Security Holders

           No matters were submitted to security holders for a vote during the period from January 1, 2008 through March 31, 2008. VSB Bancorp, Inc. held its fifth Annual Meeting of Stockholders on April 29, 2008 at its principal office, 4142 Hylan Boulevard, Staten Island, New York 10308 at 5:00 P.M. At that meeting, 1,649,631 shares of the capital stock of the Company were represented in person or by proxy, being 86.8% of all outstanding shares of the capital stock of the Company, with a quorum being present. The Annual Meeting was held for the purpose of voting on two proposals, with the results of the voting as follows:

1.	The election of three directors for three-year terms:

Director Elected	Votes For	Percentage of shares voted	Votes Withheld	Percentage of shares voted

Raffaele M. Branca	1,601,327	97.1%	48,304	2.9%
Robert S. Cutrona, Sr.	1,602,536	97.1%	47,095	2.9%
Chaim Farkas	1,603,118	97.2%	46,513	2.8%

No other persons received any votes.

The following directors continued as directors of the Company: Alfred C. Johnsen, Carlos Perez MD, Bruno Savo, Joseph J. LiBassi, Merton Corn and Joan Nerlino Caddell.

2.	The ratification of the appointment of Crowe Chizek and Company LLC as our independent public accountants for the fiscal year ending December 31, 2008.

Votes For	Percentage of shares voted	Votes Against	Percentage of shares voted	Proxies marked Abstained

1,589,823	99.2%	12,917	0.8%	46,891

There were no broker non-votes.

Signature Page

          In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VSB Bancorp, Inc.

Date: May 14, 2008	/s/ Raffaele M. Branca

Raffaele M. Branca
President and Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31.1	Rule 13A-14(a)/15D-14(a) Certification of Chief Executive Officer
31.2	Rule 13A-14(a)/15D-14(a) Certification of Chief Financial Officer
32.1	Certification by CEO pursuant to 18 U.S.C. 1350.
32.2	Certification by CFO pursuant to 18 U.S.C. 1350.

Item 6 - Exhibits

Exhibit Number	Description of Exhibit

31.1	Rule 13A-14(a)/15D-14(a) Certification of Chief Executive Officer
31.2	Rule 13A-14(a)/15D-14(a) Certification of Chief Financial Officer
32.1	Certification by CEO pursuant to 18 U.S.C. 1350.
32.2	Certification by CFO pursuant to 18 U.S.C. 1350.