Form 10-Q
period 2008-06-30
VSB BANCORP INC
filed 2008-08-13
CIK 1225874

UNITED STATES
SECURITY AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20849

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED JUNE 30, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD

COMMISSION FILE NUMBER 0-50237

VSB Bancorp, Inc.

(Exact name of registrant as specified in its charter)

New York

(State or other jurisdiction of incorporation or organization)

11 - 3680128

(I. R. S. Employer Identification No.)

4142 Hylan Boulevard, Staten Island, New York 10308

(Address of principal executive offices)

(718) 979-1100

Registrant’s telephone number

Common Stock

(Title of Class)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                                                                     Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☐ Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

Par Value: $0.0001 Class of Common Stock

The Registrant had 1,923,884 common shares outstanding as of August 5, 2008.

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

VSB Bancorp, Inc.
Consolidated Statements of Financial Condition
(unaudited)

	June 30, 2008	December 31, 2007

Assets:
Cash and due from banks	$23,007,861	$17,696,879
Investment securities, available for sale	125,126,744	117,814,117
Loans receivable	63,111,018	62,373,078
Allowance for loan loss	(859,459)	(927,161)

Loans receivable, net	62,251,559	61,445,917
Bank premises and equipment, net	3,794,967	3,931,679
Accrued interest receivable	732,044	799,249
Deferred taxes	1,193,766	991,297
Other assets	1,075,832	1,114,431

Total assets	$217,182,773	$203,793,569

Liabilities and stockholders’ equity:
Liabilities:
Deposits:
Demand and checking	$66,517,191	$62,525,053
NOW	19,129,591	16,931,113
Money market	20,414,574	20,534,721
Savings	12,483,717	11,349,111
Time	70,323,445	64,738,564

Total Deposits	188,868,518	176,078,562
Escrow deposits	192,017	255,881
Subordinated debt	5,155,000	5,155,000
Accounts payable and accrued expenses	1,389,553	1,420,321

Total liabilities	195,605,088	182,909,764

Stockholders’ equity:
Common stock, ($.0001 par value, 3,000,000 shares authorized, 1,908,634 issued and outstanding at June 30, 2008 and 1,900,509 issued and outstanding at December 31, 2007)	191	190
Additional paid in capital	9,124,796	9,107,119
Retained earnings	13,786,066	13,226,395
Unearned Employee Stock Ownership Plan shares	(986,289)	(1,070,827)
Accumulated other comprehensive loss, net of taxes of $302,760 and $330,668, respectively	(347,079)	(379,072)

Total stockholders’ equity	21,577,685	20,883,805

Total liabilities and stockholders’equity	$217,182,773	$203,793,569

See notes to consolidated financial statements.

VSB Bancorp, Inc.
Consolidated Statements of Operations
(unaudited)

	Three months ended June 30, 2008	Three months ended June 30, 2007	Six months ended June 30, 2008	Six months ended June 30, 2007

Interest and dividend income:
Loans receivable	$1,172,917	$1,501,344	$2,417,408	$3,073,697
Investment securities	1,431,362	1,293,698	2,815,659	2,594,158
Other interest earning assets	74,552	264,761	176,845	511,826

Total interest income	2,678,831	3,059,803	5,409,912	6,179,681
Interest expense:
NOW	32,702	29,960	64,933	58,749
Money market	72,509	97,559	168,601	183,409
Savings	18,191	25,355	37,173	49,783
Subordinated debt	89,039	89,039	178,079	178,079
Time	380,380	627,874	899,827	1,243,010

Total interest expense	592,821	869,787	1,348,613	1,713,030
Net interest income	2,086,010	2,190,016	4,061,299	4,466,651
Provision (credit) for loan loss	55,000	—	85,000	(30,000)

Net interest income after provision for loan loss	2,031,010	2,190,016	3,976,299	4,496,651

Non-interest income:
Loan fees	21,285	20,532	43,508	48,000
Service charges on deposits	545,902	445,491	1,025,517	862,399
Net rental income (loss)	11,103	(13,121)	10,092	1,692
Other income	45,944	82,291	111,019	164,465

Total non-interest income	624,234	535,193	1,190,136	1,076,556

Non-interest expenses:
Salaries and benefits	868,263	937,988	1,778,671	1,955,318
Occupancy expenses	358,466	341,750	716,190	679,725
Legal expense (recovery)	65,700	(16,160)	119,786	(1,634)
Professional fees	62,100	44,700	123,500	96,300
Computer expense	57,198	70,155	112,304	137,371
Directors’ fees	57,700	55,700	114,950	107,850
Other expenses	392,750	339,818	734,926	655,177

Total non-interest expenses	1,862,177	1,773,951	3,700,327	3,630,107

Income before income taxes	793,067	951,258	1,466,108	1,943,100
Provision/(benefit) for income taxes:
Current	400,690	405,809	733,590	848,539
Deferred	(33,898)	37,428	(55,702)	56,769

Total provision for income taxes	366,792	443,237	677,888	905,308

Net income	$426,275	$508,021	$788,220	$1,037,792

Earnings per share:
Basic	$0.23	$0.28	$0.43	$0.57

Diluted	$0.23	$0.27	$0.42	$0.55

Comprehensive income (loss)	$(585,163)	$(56,821)	$820,213	$805,408

Book value per common share	$11.31	$9.84	$11.31	$9.84

See notes to consolidated financial statements.

VSB Bancorp, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
Year Ended December 31, 2007 and Six Months Ended June 30, 2008
(unaudited)

	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

Balance at January 1, 2007	1,891,759	$189	$8,667,665	$11,293,200	$(1,239,905)	$(1,379,878)	$17,341,271

Exercise of stock option, including tax benefit	8,750	1	77,832				77,833
Stock-based compensation			162				162
Amortization of earned portion of ESOP common stock					169,078		169,078
Amortization of deficit fair value of cost - ESOP			(37,566)				(37,566)
Transfer from ESOP repurchase obligation			399,026				399,026
Cash dividends declared ($0.06 per share)				(114,031)			(114,031)
Comprehensive income:
Net income				2,047,226			2,047,226
Other comprehensive income, net:
Change in unrealized loss on securities available for sale, net of tax effects	—	—	—	—	—	1,000,806	1,000,806

Total comprehensive income							3,048,032

Balance at December 31, 2007	1,900,509	190	9,107,119	13,226,395	(1,070,827)	(379,072)	20,883,805

Exercise of stock option, including tax benefit	8,125	1	51,999				52,000
Stock-based compensation			639				639
Amortization of earned portion of ESOP common stock					84,538		84,538
Amortization of deficit fair value of cost - ESOP			(34,961)				(34,961)
Cash dividends declared ($0.06 per share)				(228,549)			(228,549)
Comprehensive income:
Net income				788,220			788,220
Other comprehensive income, net:
Change in unrealized loss on securities available for sale, net of tax effects	—	—	—	—	—	31,993	31,993

Total comprehensive income							820,213

Balance at June 30, 2008	1,908,634	$191	$9,124,796	$13,786,066	$(986,289)	$(347,079)	$21,577,685

VSB Bancorp, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	Three months ended June 30, 2008	Three months ended June 30, 2007	Six months ended June 30, 2008	Six months ended June 30, 2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$426,275	$508,021	$788,220	$1,037,792
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	153,602	164,171	304,596	308,022
Accretion of income, net of amortization of premium	(57,913)	(50,272)	(111,312)	(107,984)
ESOP compensation expense	23,380	35,006	49,577	71,539
Stock-based compensation expense	319	—	639	—
Provision/(credit) for loan losses	55,000	—	85,000	(30,000)
Decrease/(increase) in prepaid and other assets	36,899	(127,960)	38,599	(175,641)
(Increase)/decrease in accrued interest receivable	(22,807)	13,062	67,205	10,356
(Increase)/decrease in deferred income taxes	(208,572)	63,809	(230,376)	83,150
Increase/(decrease) in accrued expenses and other liabilities	185,747	(350,643)	(30,768)	(655,461)

Net cash provided by operating activities	591,930	255,194	961,380	541,773

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase)/decrease in loan receivable	(1,853,016)	593,894	(821,792)	5,541,952
Proceeds from repayment of investment securities, available for sale	6,995,036	7,093,447	14,402,118	12,759,728
Purchases of investment securities, available for sale	(12,113,438)	(11,511,654)	(21,612,383)	(11,511,654)
Purchases of premises and equipment	(124,358)	(71,412)	(167,884)	(755,135)

Net cash (used in)/provided by investing activities	(7,095,776)	(3,895,725)	(8,199,941)	6,034,891

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	7,411,671	7,121,912	12,726,092	3,043,289
Exercise stock option	52,000	—	52,000	—
Cash dividends paid	(114,518)	—	(228,549)	—

Net cash provided by financing activities	7,349,153	7,121,912	12,549,543	3,043,289

NET INCREASE IN CASH AND CASH EQUIVALENTS	845,307	3,481,381	5,310,982	9,619,953

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	22,162,554	31,501,641	17,696,879	25,363,069

CASH AND CASH EQUIVALENTS, END OF PERIOD	$23,007,861	$34,983,022	$23,007,861	$34,983,022

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$574,367	$1,056,311	$1,636,236	$2,051,408

Taxes	$405,326	$666,165	$727,326	$1,207,459

Transfer of construction in progress to premises and equipment	$—	$—	$—	$2,142,866

VSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007

1.	GENERAL

          VSB Bancorp, Inc. (“Bancorp” or “Company”) is the holding company for Victory State Bank (“Bank”), a New York State chartered commercial bank. On May 30, 2003 as the result of a reorganization of the Bank into the holding company form of organization, the stockholders of the Bank became the stockholders of VSB Bancorp, Inc. As a result of the reorganization the stockholders of VSB Bancorp, Inc. received three shares of VSB Bancorp, Inc. stock for each two shares of Victory State Bank stock. Each stockholder owned the same percentage interest in VSB Bancorp immediately after the reorganization that the stockholder owned in the Bank immediately before the reorganization, subject to immaterial differences due to adjustments for cash in lieu of fractional shares. VSB Bancorp now owns 100% of the capital stock of the Bank. No stockholders of the Bank exercised dissenter’s rights to receive cash instead of shares of the Company. The transaction between these entities under common control was accounted for at historical cost on an “as if pooled basis”. Our common stock now trades on the NASDAQ Global Market (“NASDAQ GM”) effective August 4, 2008, under the stock symbol “VSBN”.

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

          The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X and, therefore, do not include all the disclosures necessary for a complete presentation of the financial statements in conformity with U.S. generally accepted accounting principles. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of operations for the interim period. The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the entire year or any other interim period.

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

          Cash and Cash Equivalents – Cash and cash equivalents consists of cash on hand, due from banks and interest-bearing deposits. Net cash flows are reported for customer loan and deposit transactions and interest-bearing deposits. Regulation D of the Board of Governors of the Federal Reserve System requires that Victory State Bank maintain non-interest-bearing deposits or cash on hand as reserves against its demand deposits. The amount of reserves which Victory State Bank is required to maintain depends upon its level of transaction accounts. During the fourteen day period from June 19, 2008 through July 2, 2008, Victory State Bank was required to maintain reserves, after deducting vault cash, of $3,123,000. Reserves are required to be maintained on a fourteen day basis, so, from time to time, Victory State Bank may use available cash reserves on a day to day basis, so long as the fourteen day average reserves satisfy Regulation D requirements. Victory State Bank is required to report transaction account levels to the Federal Reserve on a weekly basis.

          Interest-bearing bank balances – Interest-bearing bank balances mature overnight and are carried at cost.

          Investment Securities, Available for Sale - Investment securities, available for sale, are to be held for an unspecified period of time and include securities that management intends to use as part of its asset/liability strategy. These securities may be sold in response to changes in interest rates, prepayments or other factors and are carried at estimated fair value. Gains or losses on the sale of such securities are determined by the specific identification method. Interest income includes amortization of purchase premium and accretion of purchase discount. Premiums and discounts are recognized in interest income using a method that approximates the level yield method without anticipating prepayments, except for mortgage-backed securities where prepayments are estimated. Unrealized holding gains or losses, net of deferred income taxes, are excluded from earnings and reported as other comprehensive income in a separate component of stockholders’ equity until realized. Declines in the fair value of securities below their cost that are other than temporary are reflected as realized losses. In estimating other-than-temporary losses, management considers: (1) the length of time and extent that fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, and (3) the Company s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value.

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

          Basic and Diluted Net Income Per Common Share - Basic net income per share of common stock is based on 1,849,448 shares and 1,828,982 shares, the weighted average number of common shares outstanding for the three months ended June 30, 2008 and 2007, respectively. Diluted net income per share of common stock is based on 1,880,697 and 1,877,695, the weighted average number of common shares and potentially dilutive common shares outstanding for the three months ended June 30, 2008 and 2007, respectively. The weighted average number of potentially dilutive common shares excluded in calculating diluted net income per common share due to the anti-dilutive effect is 55,843 and 52,412 shares for the three months ended June 30, 2008 and 2007, respectively. Common stock equivalents were calculated using the treasury stock method.

          Basic net income per share of common stock is based on 1,847,272 shares and 1,827,758 shares, the weighted average number of common shares outstanding for the six months ended June 30, 2008 and 2007, respectively. Diluted net income per share of common stock is based on 1,880,409 and 1,877,098, the weighted average number of common shares and potentially dilutive common shares outstanding for the six months ended June 30, 2008 and 2007, respectively. The weighted average number of potentially dilutive common shares excluded in calculating diluted net income per common share due to the anti-dilutive effect is 48,349 and 51,785 shares for the six months ended June 30, 2008 and 2007, respectively. Common stock equivalents were calculated using the treasury stock method.

          The reconciliation of the numerators and the denominators of the basic and diluted per share computations for the three and six months ended June 30, are as follows:

	Three months ended June 30, 2008			Three months ended June 30, 2007

		Weighted			Weighted
	Net	Average	Per Share	Net	Average	Per Share
Reconciliation of EPS	Income	Shares	Amount	Income	Shares	Amount

Basic earnings per common share

Net income available to common stockholders	$426,575	1,849,448	$0.23	$508,021	1,828,982	$0.28

Effect of dilutive shares

Weighted average shares, if converted		31,249			48,713

Diluted earnings per common share

Net income available to common stockholders	$426,575	1,880,697	$0.23	$508,021	1,877,695	$0.27

	Six months ended June 30, 2008			Six months ended June 30, 2007

Reconciliation of EPS	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount

Basic earnings per common share

Net income available to common stockholders	$788,220	1,847,272	$0.43	$1,037,792	1,827,758	$0.57

Effect of dilutive shares

Weighted average shares, if converted		33,137			49,340

Diluted earnings per common share

Net income available to common stockholders	$788,220	1,880,409	$0.42	$1,037,792	1,877,098	$0.55

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

          Employee Stock Ownership Plan (“ESOP”) - The cost of shares issued to the ESOP, but not yet allocated to participants, is shown as a reduction of stockholders’ equity. Compensation expense is based on the market price of shares as they are committed to be released to participant accounts. Cash dividends on allocated ESOP shares reduce retained earnings; cash dividends on unearned ESOP shares reduce debt and accrued interest. As of March 16, 2007, the Company listed its common stock on the NASDAQ Capital Market. We are no longer required to reclassify out of stockholders’ equity an amount equal to the put option of the allocated ESOP shares and we re-classed the 2006 put option allocation in the first quarter of 2007.

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at June 30, 2008 Using

	June 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Available for sale securities	$125,126,744	$—	$125,126,744	$—

Impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 3 inputs based on internally customized discounting criteria. As of June 30, 2008, we did not have any impaired loans that were collateral dependent.

          Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a non-recurring basis were not significant at June 30, 2008.

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

Item 2
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition at June 30, 2008

Total assets were $217,182,773 at June 30, 2008, an increase of $13,389,204 or, 6.8%, from December 31, 2007. The increase resulted from the investment of funds available to us as the result of an increase in deposits. The deposit increase was caused generally by our efforts to grow our franchise and specifically by the deposit increases at our branch offices. We invested these funds primarily in investment securities available for sale and to fund an increase in overnight investments. The net increase in assets can be summarized as follows:

•	A $5,310,982 net increase in cash and cash equivalents

•	A $7,312,627 net increase in investment securities available for sale and

•	An $805,642 net increase in net loans receivable.

          In addition, we also experienced changes in other asset categories due to normal fluctuations in operations.

          Our deposits (including escrow deposits) were $189,060,535 at June 30, 2008, an increase of $12,726,092, or 7.2%, from December 31, 2007. The increase in deposits resulted from increases of $5,584,881 in time deposits, $3,928,274 in non-interest demand deposits, $2,198,478 in NOW and $1,134,606 in savings accounts, partially offset by a decrease of $120,147 in money market accounts.

          Total stockholders’ equity was $21,577,685 at June 30, 2008, an increase of $693,880 from December 31, 2007. The increase reflected net income of $788,220 for the six months ended June 30, 2008, increased by a reduction in the net unrealized loss on securities available for sale of $31,993 and increased by a reduction of $84,538 in Unearned ESOP shares reflecting the effect of the gradual payment of the loan we made to fund the ESOP’s purchase of our stock. This was partially offset by the use of $228,549, representing the two $0.06 per share cash dividends that we paid in 2008.

          The unrealized loss on securities available for sale is excluded from the calculation of regulatory capital. Management does not anticipate selling securities in this portfolio, but changes in market interest rates or in the demand for funds may change management’s plans with respect to the securities portfolio. If there is a material increase in interest rates, the market value of the available for sale portfolio may decline. Management believes that the principal and interest payments on this portfolio, combined with the existing liquidity, will be sufficient to fund loan growth and potential deposit outflow.

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

Effect of Adverse Conditions in the Residential Mortgage Market.

          We do not expect that adverse conditions in the residential mortgage market throughout the United States will have a direct adverse effect on our financial condition or results of operations. We are not a residential mortgage lender. We do not hold any loans in our portfolio of the type that are commonly known as subprime residential mortgage loans. At June 30, 2008, we owned $125.1 million of securities that are either collateralized by residential mortgage loans or that represent shares in pools of such loans. However, 94.7% of those securities are issued or guaranteed by FNMA (Fannie Mae), GNMA (Ginnie Mae) or FHLMC (Freddie Mac). The remainder of the securities portfolio is all investment grade fixed-rate securities rated AAA that are at least five years old. None of those securities have experienced ratings downgrades. Those securities issued or guaranteed by Fannie Mae or Freddie Mac are entirely securities in which we have a relatively senior position in the cash flow received on the underlying mortgages and there is at least one significant class in each security with a lower cash flow priority. As a result, we anticipate that even if here are defaults on the underlying mortgages and even if Fannie Mae or Freddie Mac suffers from economic difficulties, the ultimate recovery of the entire amount owed of the securities we have purchased is reasonably certain.

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

The Effect of Declining Market Interest Rates.

          Market interest rates, especially short term market interest rates, declined substantially from September 2007 to April 2008 as the Federal Reserve reduced the target federal funds rate, which resulted in an immediate and equal reduction in the prime lending rate. The prime rate and the target overnight federal funds rate both declined by 325 basis points during that period, with the most dramatic decline being a 200 basis point decline in the two months from January 22, 2008 through March 18, 2008. As a result, our loan yields (usually based on the prime rate) and our overnight investment yields (based upon the target federal funds rate) declined as market interest rates decline.

          The decline in loan yields and earnings on overnight investments was more rapid than the decline in our cost of funds for a number of reasons. Approximately one-third of our deposits are interest-free checking accounts and the rates on those accounts (already at zero) do not decline as market rates decline. The rates we pay on interest-bearing deposits, because of their lower starting point, cannot be reduced by as much as the basis point decline in market rates because of the need to maintain customer relationships, competitive pressures and the simple fact that if we price our time deposit rate at, hypothetically, 50% of the prime rate, then if the prime rate declines 100 basis points, then deposit rate only declines 50 basis points. In addition, customers have the ability to exercise discretion in moving funds between different types of deposits to maximize their interest earnings.

          We have some flexibility in allocating our investment choices between the three categories of earning assets – loans, investment securities and other investments (principally overnight investments). As interest rates declined, we elected to invest more of our available liquid assets into investment securities instead of overnight investments. This shift in the mix of our investments allowed us to reduce the effect of declining interest rates because investment securities tend to have higher yields that overnight investments. We were also able to reinvest the payments we received on existing investment securities in securities with rates comparable to the rates we were earning on the securities being repaid because many of the securities being repaid were purchased a number of years ago before market interest rates reached their recent peak towards the end of 2006.

Results of Operations for the Three Months Ended June 30, 2008 and June 30, 2007

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

          General. We had net income of $426,275 for the quarter ended June 30, 2008, compared to net income of $508,021 for the comparable quarter in 2007. The principal categories which make up the 2008 net income are:

•	Interest income of $2,678,831

•	Reduced by interest expense of $592,821

•	Reduced by a provision for loan losses of $55,000

•	Increased by non-interest income of $624,234

•	Reduced by non-interest expense of $1,862,177

•	Reduced by $366,792 in income tax expense

          We discuss each of these categories individually and the reasons for the differences between the quarters ended June 30, 2008 and 2007 in the following paragraphs. In general, the principal reason for the decline in net income when comparing the second quarter of 2008 with the same quarter in 2007 was a reduction in the yield on interest-earning assets, primarily in the loan portfolio and in other-interest earning assets, which reduced interest income. We were able to maintain the yield on our investment security portfolio as we purchase new securities, with the same risk parameters that we have purchased in the past, at yields comparable to the overall portfolio yield.

          Interest Income. Interest income was $2,678,831 for the quarter ended June 30, 2008, compared to $3,059,803 for the quarter ended June 30, 2007, a decrease of $380,972, or 12.5%. The principal reasons for this decrease was a 231 basis point decrease in the yield on our loan portfolio, partially mitigated by a $1,775,129 increase in the average loan balance, and a 297 basis point decrease in the yield of other-interest earning assets (principally overnight investments). The decrease in interest income was partially offset by the increase in the investment security portfolio as we reduced other interest-earning assets and reallocated the funds to increase the average balance of investment securities. We also had a slight increase in the overall investment securities portfolio yield. The average balance of overnight investments decreased by $6,476,062 primarily due to the use of excess funds to purchase higher yielding investment securities.

          The 6 basis point increase in the average yield on our investment securities portfolio, from 4.69% to 4.75%, was due to the purchase of new investment securities at higher market rates than the yields on the principal paydowns we received. The yield on investment securities did not decrease as the other interest-earning assets because most of the bonds and notes in our investment portfolio have either fixed interest rates or interest rates that react more slowly to changes in market interest rate conditions. The average balance of our investment portfolio increased by $10,561,973, or 9.56%, between the periods. The increase in volume and the increase in yield resulted in an overall $137,664 increase in interest income from investment securities. The investment securities portfolio represented 89.2% of average non-loan interest earning assets in the 2008 period compared to 83.9% in the 2007 period.

          Interest Expense. Interest expense was $592,821 for the quarter ended June 30, 2008, compared to $869,787 for the quarter ended June 30, 2007, a decrease of 31.8%. The decrease was primarily the result of a decrease in the rates we paid on deposits, specifically time deposits (153 basis point decrease) and money market accounts (27 basis point decrease). Our average cost of funds, excluding the effect of interest-free demand deposits, decreased to 1.90% from 2.84% between the periods due to the decline in market interest rates.

          Net Interest Income Before Provision for Loan Losses. Net interest income before the provision for loan losses was $2,086,010 for the quarter ended June 30, 2008, a decrease of $104,006, or 4.8% over the $2,190,016 in the comparable 2007 quarter. The decrease resulted principally from a decrease in the yield on our loan portfolio, which was greater than the decrease in our average cost of deposits, including demand deposits. Our net interest spread increased to 3.50% in the second quarter of 2008 from 3.49% in the second quarter of 2007. We were able to main the spread due to the reallocation of overnight investments into investment securities. However, our net interest margin decreased to 4.20% in the second quarter of 2008 from 4.51% in the second quarter of 2007 because the margin takes into account the effect of interest free demand deposits and capital, which are less valuable funding sources when market interest rates are lower as they can be invested only at lower yields.

          Provision for Loan Losses. We took a provision for loan losses of $55,000 for the quarter ended June 30, 2008 compared to no provision for loan losses for the quarter ended June 30, 2007. The increase in the provision was the result of an increase in loan delinquencies. The provision for loan losses in any period depends upon the amount necessary to bring the allowance for loan losses to the level management believes is appropriate, after taking into account charge offs and recoveries. Our allowance for loan losses is based on management’s evaluation of the risks inherent in our loan portfolio and the general economy. Management periodically evaluates both broad categories of performing loans and problem loans individually to assess the appropriate level of the allowance.

          Although management uses available information to assess the appropriateness of the allowance on a quarterly basis in consultation with outside advisors and the board of directors, changes in national or local economic conditions, the circumstances of individual borrowers, or other factors, may change, increasing the level of problem loans and requiring an increase in the level of the allowance. The allowance for loan losses represented 1.36% of total loans at June 30, 2008, but there can be no assurance that a higher level, or a higher provision for loan losses, will not be necessary in the future.

          Non-interest Income. Non-interest income was $624,234 for the three months ended June 30, 2008, compared to $535,193 during the same period last year. The $89,041, or 16.6%, increase in non-interest income was a direct result of a $100,411 increase in service charges on deposits (primarily non-sufficient fund fees) and an increase in net rental income of $24,224, partially offset by a decrease of $36,347 in other income. Service fees on deposit accounts, principally non-sufficient funds fees, increased from 2007 to 2008 due to an increase in the number of non-sufficient fund transactions coupled with our decision to increase per item charges for both insufficient fund and bounced check fees and other deposit fees in June of 2008. The increase in net rental income was due to the occupancy of one of the Bank’s subleased properties. The decrease in other income was a result of the loss of a check cashing customer and the fee income associated with that business.

          Non-interest Expense. Non-interest expense was $1,862,177 for the quarter ended June 30, 2008, compared to $1,773,951 for the quarter ended June 30, 2007. The principal causes of the $88,226 increase were:

•	$16,716 increase in occupancy expenses due to higher utility bills;

•	$81,860 increase in legal expenses primarily because in 2007 we received a reimbursement from our insurance company of legal fees previously expensed and new collection matters

•

$52,932 increase in other expenses due to a $24,304 increase in advertising expenses in connection with the Bank’s new advertising campaign, and a $40,110 recovery in 2007 of part of a reserve expensed in 2005 for a legal claim that we settled for less than the reserve in 2007.

•	$69,725 decrease in salaries and benefits expense, due in part to the retirement of the former president and reduced incentive and ESOP compensation expense.

          Income Tax Expense. Income tax expense was $366,792 for the quarter ended June 30, 2008, compared to income tax expense of $443,237 for the quarter ended June 30, 2007. The reduction in income tax expense was due to the $158,191 decrease in income before income taxes in the 2008 quarter. Our effective tax rate for the quarter ended June 30, 2008 was 46.2% and for the quarter ended June 30, 2007 was 46.6%.

Results of Operations for the Six Months Ended June 30, 2008 and June 30, 2007

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

          General. We had net income of $788,220 for the six months ended June 30, 2008, compared to net income of $1,037,792 for the comparable period in 2007. The principal categories which make up the 2008 net income are:

•	Interest income of $5,409,912

•	Reduced by interest expense of $1,348,613

•	Reduced by a provision for loan losses of $85,000

•	Increased by non-interest income of $1,190,136

•	Reduced by non-interest expense of $3,700,327

•	Reduced by $677,888 in income tax expense

          We discuss each of these categories individually and the reasons for the differences between the six months ended June 30, 2008 and 2007 in the following paragraphs. In general, the principal reason for the decline in net income when comparing the first six months of 2008 with the same period in 2007 was a reduction in the yield on interest-earning assets, primarily in the loan portfolio and in other-interest earning assets, which reduced interest income.

          Interest Income. Interest income was $5,409,912 for the six months ended June 30, 2008, compared to $6,179,681 for the six months ended June 30, 2007, a decrease of $769,769, or 12.5%. The principal reasons for this decrease was a 224 basis point decrease in the yield on our loan portfolio and a 251 basis point decrease in the yield of other-interest earning assets (principally overnight investments). The decrease was partially offset by the higher average balance of the investment security portfolio as we reduced other interest earning assets and reallocated the funds to increase the average balance of investment securities. We also had a slight increase in the investment securities portfolio yield. The average balance of overnight investments decreased by $6,404,478, primarily due to the use of excess funds to purchase higher yielding investment securities.

          The average yield on our investment securities portfolio increased 4 basis points, from 4.71% to 4.75%, due to the purchase of new investment securities at slightly higher market rates than the yields on the principal paydowns we received. The yield on investment securities did not decrease as the other interest earning assets because most of the bonds and notes in our investment portfolio have either fixed interest rates or interest rates that react more slowly to changes in market interest rate conditions. The average balance of our investment portfolio increased by $8,166,695, or 7.36%, between the periods. The increase in volume and the increase in yield resulted in an overall $221,501 increase in interest income from investment securities. The investment securities portfolio represented 89.4% of average non-loan interest earning assets in the 2008 period compared to 84.3% in the 2007 period.

          Interest Expense. Interest expense was $1,348,613 for the six months ended June 30, 2008, compared to $1,713,030 for the six months ended June 30, 2007, a decrease of 21.3%. The decrease was primarily the result of a decrease in the rates we paid on deposits, specifically time deposits (a 105 basis point decrease in cost) and money market accounts (a 35 basis point decrease in cost). Our average cost of funds, excluding the effect of interest-free demand deposits, decreased to 2.20% from 2.80% between the periods due to a decline in market interest rates that began in approximately September 2007.

          Net Interest Income Before Provision for Loan Losses. Net interest income before the provision for loan losses was $4,061,299 for the six months ended June 30, 2008, a decrease of $405,352, or 9.1% over the $4,466,651 in the comparable 2007 period. The decrease resulted principally from a decrease in the yield on our loan portfolio, which was greater than the decrease in the average cost of our deposits, including demand deposits, and the yield and average balance of our other interest earning assets partially offset by a decrease in the cost of time deposits and an increase in interest income from our investment security portfolio. Our net interest spread decreased to 3.33% in the first six months of 2008 from 3.61% in the same period of 2007 and our net interest margin, which includes the effect of interest-free demand deposits and capital as funding sources, decreased to 4.15% in the first six months of 2008 from 4.63% in the same period of 2007.

          Provision for Loan Losses. We took a provision for loan losses of $85,000 for the six months ended June 30, 2008 compared to a credit to the provision for loan losses of $30,000 for the six months ended June 30, 2007. The increase in the provision was the result of an increase in loan delinquencies. The provision for loan losses in any period depends upon the amount necessary to bring the allowance for loan losses to the level management believes is appropriate, after taking into account charge offs and recoveries. Our allowance for loan losses is based on management’s evaluation of the risks inherent in our loan portfolio and the general economy. Management periodically evaluates both broad categories of performing loans and problem loans individually to assess the appropriate level of the allowance.

          Although management uses available information to assess the appropriateness of the allowance on a quarterly basis in consultation with outside advisors and the board of directors, changes in national or local economic conditions, the circumstances of individual borrowers, or other factors, may change, increasing the level of problem loans and requiring an increase in the level of the allowance. The allowance for loan losses represented 1.36% of total loans at June 30, 2008, but there can be no assurance that a higher level, or a higher provision for loan losses, will not be necessary in the future.

          Non-interest Income. Non-interest income was $1,190,136 for the six months ended June 30, 2008, compared to $1,076,556 during the same period last year. The $113,580, or 10.6%, increase in non-interest income was a direct result of a $163,118 increase in service charges on deposits (primarily non-sufficient fund fees) and an increase in net rental income of $8,400, partially offset by a decrease of $53,446 in other income. Service fees on deposit accounts, principally non-sufficient funds fees, increased from 2007 to 2008 due to an increase in the number of non-sufficient fund transactions coupled with our decision to increase per item charges for both insufficient fund and bounced check fees and other deposit fees in June of 2008. The increase in net rental income was due to the occupancy of one of the Bank’s subleased properties that was previously vacant. The decrease in other income was a result of the loss of a check cashing customer that had previously generated substantial fee income.

          Non-interest Expense. Non-interest expense was $3,700,327 for the six months ended June 30, 2008, compared to $3,630,107 for the six months ended June 30, 2007. The principal causes of the $70,220 increase were:

•	$36,465 increase in occupancy expenses due to higher utility costs and the operation of our new main office in Great Kills, which opened in February 2007;

•	$121,420 increase in legal expenses primarily because in 2007 we received a reimbursement from our insurance company of legal fees previously expensed and new collection matters.

•

$79,749 increase in other expenses due to a $39,269 increase in advertising expenses in connection with the Bank’s new advertising campaign and a $40,110 recovery in 2007 of part of a reserve expensed in 2005 for a legal claim that we settled for less than the reserve in 2007

•	$176,647 decrease in salaries and benefits expense, due in part to the retirement of the former president and reduced incentive and ESOP compensation expense.

         Income Tax Expense. Income tax expense was $677,888 for the six months ended June 30, 2008, compared to income tax expense of $905,308 for the six months ended June 30, 2007. The reduction in income tax expense was due to the $476,992 decrease in income before income taxes in the 2008 period. Our effective tax rate for the six months ended June 30, 2008 was 46.2% and for the quarter ended June 30, 2007 was 46.6%.

VSB Bancorp, Inc.
Consolidated Average Balance Sheets
(unaudited)

	Three Months Ended June 30, 2008				Three Months Ended June 30, 2007				Six Months Ended June 30, 2008				Six Months Ended June 30, 2007

	Average Balance		Interest	Yield/ Cost	Average Balance		Interest	Yield/ Cost	Average Balance		Interest	Yield/ Cost	Average Balance		Interest	Yield/ Cost

Assets:
Interest-earning assets:
Loans receivable	$62,185,996		$1,172,917	7.47%	$60,410,867		$1,501,344	9.78%	$62,584,676		$2,417,408	7.70%	$61,823,241		$3,073,697	9.94%
Investment securities, afs	121,089,026		1,431,362	4.75	110,527,053		1,293,698	4.69	119,193,950		2,815,659	4.75	111,027,255		2,594,158	4.71
Other interest-earning assets	14,704,057		74,552	2.04	21,180,119		264,761	5.01	14,209,342		176,845	2.50	20,613,820		511,826	5.01

Total interest-earning assets	197,979,079		2,678,831	5.40	192,118,039		3,059,803	6.33	195,987,968		5,409,912	5.53	193,464,316		6,179,681	6.41

Non-interest earning assets	12,990,338				14,599,860				13,071,773				15,596,744

Total assets	$210,969,417				$206,717,899				$209,059,741				$209,061,060

Liabilities and equity:
Interest-bearing liabilities:
Savings accounts	$11,816,546		18,191	0.62	$12,158,415		25,355	0.84	$11,402,990		37,173	0.66	$12,284,927		49,783	0.82
Time accounts	69,021,801		380,380	2.22	67,095,405		627,874	3.75	67,104,083		899,827	2.70	66,928,171		1,243,010	3.75
Money market accounts	20,940,525		72,509	1.39	20,014,699		97,559	1.96	21,399,289		168,601	1.58	19,194,558		183,409	1.93
Now accounts	18,385,134		32,702	0.72	19,785,685		29,960	0.61	18,129,757		64,933	0.72	19,775,262		58,749	0.60
Subordinated debt	5,155,000		89,039	6.91	5,155,000		89,039	6.91	5,155,000		178,079	6.91	5,155,000		178,079	6.91

Total interest-bearing liabilities	125,319,006		592,821	1.90	124,209,204		869,787	2.84	123,191,119		1,348,613	2.20	123,337,918		1,713,030	2.80
Checking accounts	62,800,182				62,044,199				62,906,868				65,037,639

Total deposits and subordinated debt	188,119,188				186,253,403				186,097,987				188,375,557
Other liabilities	968,801				1,638,568				1,160,933				2,213,557

Total liabilities	189,087,989				187,891,971				187,258,920				190,589,114
Equity	21,881,428				18,825,928				21,800,821				18,471,946

Total liabilities and equity	$210,969,417				$206,717,899				$209,059,741				$209,061,060

Net interest income/net interest rate spread			$2,086,010	3.50%			$2,190,016	3.49%			$4,061,299	3.33%			$4,466,651	3.61%

Net interest earning assets/net interest margin	$72,660,073			4.20%	$67,908,835			4.51%	$72,796,849			4.15%	$70,126,398			4.63%

Ratio of interest-earning assets to interest-bearing liabilities	1.58	x			1.55	x			1.59	x			1.57	x

Return on Average Assets (1)	0.79%				0.96%				0.75%				0.99%

Return on Average Equity (1)	7.65%				10.50%				7.17%				11.18%

Tangible Equity to Total Assets	9.94%				8.65%				9.94%				8.65%

(1) Ratios have been annualized

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

          During the six months ended June 30, 2008, we had a net increase in total deposits of $12,726,092 due to increases of $5,584,881 in time deposits, $3,928,274 in non-interest demand deposits, $2,198,478 in NOW accounts and $1,134,606 in savings accounts, partially offset by a decrease of $120,147 in money market accounts. We also received proceeds from repayment of investment securities of $14,402,118. We used $21,612,383 of available funds to purchase new investment securities and we had a net loan increase of $821,792. These changes resulted in an overall increase in cash and cash equivalents of $5,310,982.

          In contrast, during the six months ended June 30, 2007, we had a net increase in total deposits of $3,043,289 as a result of a $5,344,775 increase in money market accounts, a $874,352 increase in NOW accounts and a $713,595 increase in time deposits, partially offset by a $3,124,974 decrease in demand and checking accounts and a $764,459 decrease in savings accounts. We also received proceeds from repayment of investment securities of $12,759,728. We used $11,511,654 of available funds to purchase new investment securities. We had a net loan reduction of $5,541,952 and we used $2,898,001 of cash for capitalized leasehold improvements and equipment for our new main office in Great Kills. These changes resulted in an overall increase in cash and cash equivalents of $9,619,953.

          Victory State Bank satisfied all capital ratio requirements of the Federal Deposit Insurance Corporation at June 30, 2008, with a Tier I Leverage Capital ratio of 10.07%, a ratio of Tier I Capital to Risk-Weighted Assets ratio of 23.43%, and a Total Capital to Risk-Weighted Assets ratio of 24.40%.

          VSB Bancorp, Inc. satisfied all capital ratio requirements of the Federal Reserve at June 30, 2008, with a Tier I Leverage Capital ratio of 12.76%, a ratio of Tier I Capital to Risk-Weighted Assets ratio of 29.17%, and a Total Capital to Risk-Weighted Assets ratio of 30.10%.

          Just prior to the filing of this report, we unwound our trust preferred securities transaction by calling (and repaying) the $5,155,000 subordinated debenture we had on our balance sheet at June 30, 2008. We used available cash to repay the debenture and we expect that the repayment will have no material adverse effect on our liquidity. We elected to repay the debenture and end the trust preferred transaction because we believe that the future cost to us (3 month LIBOR plus 300 basis points per annum) will exceed the value of the additional capital that the transaction gives us for regulatory capital purposes. Victory State Bank and VSB Bancorp, Inc. were both well-capitalized for regulatory capital purposes after the debenture was repaid.

          The following table sets forth our contractual obligations and commitments for future lease payments, time deposit maturities and loan commitments.

Contractual Obligations and Commitments at June 30, 2008

	Payment due by Period

Contractual Obligations	Less than One Year	One to three years	Four to five years	After five years	Total Amounts committed

Minimum annual rental payments under non-cancelable operating leases	$396,673	$810,403	$842,482	$2,002,767	$4,052,325
Remaining contractual maturities of time deposits	67,131,254	1,234,481	1,957,710	—	70,323,445

Total contractual cash obligations	$67,527,927	$2,044,884	$2,800,192	$2,002,767	$74,375,770

	Amount of commitment Expiration by Period

Other commitments	Less than One Year	One to three years	Four to five years	After five years	Total Amounts committed

Loan commitments	$20,844,927	$7,437,976	$—	$—	$28,282,903

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

Non-Performing Loans

          Management closely monitors non-performing loans and other assets with potential problems on a regular basis. We had twelve non-performing loans, totaling $2,741,337, at June 30, 2008, compared to six non-performing loans, totaling $960,217, at December 31, 2007. The following is information about the seven largest non-performing loans, totaling $2,308,726 in outstanding principal balance. Management believes it has taken appropriate steps with a view towards maximizing recovery and minimizing loss on these loans.

•

$859,968 in three loans to a builder secured and cross-collateralized by first mortgage liens on three lots in Staten Island on which single family houses are being built. The loans are past maturity and we have commenced foreclosure actions. The builder has contracts to sell two of the houses and those houses are near completion. The sale of the two houses at the contract price, if consummated, would be sufficient to pay off all three loans.

•

$666,321 in a loan to a business that has ceased operations but which loan is secured by a first mortgage on real property in Suffolk County and personally guaranteed by the principals. The property is listed for sale at a price substantially in excess of the loan amount. The loan is past due and we negotiated an interim work out, pending the completion of a sale of the property. The borrower has made a substantial cash deposit sufficient to bring the loan current, and to pay interest through at least August 2008. The borrowers and the guarantors signed the work out documents in July and we then applied the deposit as agreed.

•

$512,437 in two loans to related local businesses. Both loans are in default and confessions of judgment have been filed. We have a security interest in the businesses, personal guaranties of the principals and others, and $100,000 of cash collateral. Contracts to sell the two businesses have been signed and the purchaser has submitted applications to the state regulatory authority that must approve the sale. We anticipate that regulatory approval will be received and that a subsequent sale will generate proceeds sufficient to pay off the loans.

•

$270,000 in a loan to a builder secured by a first mortgage lien on two new houses in Staten Island. The loan was past maturity and we commenced a foreclosure action. The borrower has sold one of the houses and the loan has subsequently been repaid in full.

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

Item 4 –Controls and Procedures

          Evaluation of Disclosure Controls and Procedures: As of June 30, 2008, we undertook an evaluation of our disclosure controls and procedures under the supervision and with the participation of Raffaele M. Branca, President, CEO and CFO. Disclosure controls are the systems and procedures we use that are designed to ensure that information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934 (such as annual reports on Form 10-K and quarterly periodic reports on Form 10-Q) is recorded, processed, summarized and reported, in a manner which will allow senior management to make timely decisions on the public disclosure of that information. Mr. Branca concluded that our current disclosure controls and procedures are effective in ensuring that such information is (i) collected and communicated to senior management in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Since our last evaluation of our disclosure controls, we have not made any significant changes in, or corrective actions taken regarding, either our internal controls or other factors that could significantly affect those controls.

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

Part II

Item 1 – Legal Proceedings

          The Bank is a defendant in an action pending in Supreme Court, Richmond County, commenced by IndyMac Bank, F.S.B. against the Bank, LaMattina & Associates, Inc. (“LAI”) and various individuals and entities alleged to be officers, directors or otherwise to have relationships with LAI. See the Company’s quarterly report for the quarter ended March 31, 2008 for information with respect to this proceeding.

IndyMac Bank, F.S.B. (“Old IndyMac”), was closed by the Office of Thrift Supervision (“OTS”) and the Federal Deposit Insurance Corporation (“FDIC”) was appointed as its conservator in July 2008. The OTS then created a new bank (“New IndyMac”) and many of the assets of Old IndyMac were transferred to New IndyMac. The Bank does not yet have a definitive answer to whether the claim in the litigation is owned by Old IndyMac, New IndyMac, or some other entity. The Bank has no information that the holder of the claim intends to discontinue its claim against the Bank as a result the closure of Old IndyMac.

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

VSB Bancorp, Inc.

Date: August 12, 2008	/s/ Raffaele M. Branca

Raffaele M. Branca
President and Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31.1	Rule 13A-14(a)/15D-14(a) Certification of Chief Executive Officer
31.2	Rule 13A-14(a)/15D-14(a) Certification of Chief Financial Officer
32.1	Certification by CEO pursuant to 18 U.S.C. 1350.
32.2	Certification by CFO pursuant to 18 U.S.C. 1350.

Item 6 - Exhibits

Exhibit Number	Description of Exhibit

31.1	Rule 13A-14(a)/15D-14(a) Certification of Chief Executive Officer
31.2	Rule 13A-14(a)/15D-14(a) Certification of Chief Financial Officer
32.1	Certification by CEO pursuant to 18 U.S.C. 1350.
32.2	Certification by CFO pursuant to 18 U.S.C. 1350.