Form 10-Q
period 2008-09-30
VSB BANCORP INC
filed 2008-11-13
CIK 1225874

UNITED STATES
SECURITY AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20849

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED September 30, 2008

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

The Registrant had 1,898,984 common shares outstanding as of November 5, 2008.

CROSS REFERENCE INDEX

		Page

	PART I

Item 1	Consolidated Statements of Financial Condition as of September 30, 2008 and December 31, 2007 (unaudited)	4
	Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2008 and 2007 (unaudited)	5
	Consolidated Statements of Changes in Stockholders’ Equity for the Nine Months Ended September 30, 2008 and the Year Ended December 31, 2007 (unaudited)	6
	Consolidated Statements of Cash Flows for the Three and Nine Months Ended September 30, 2008 and 2007 (unaudited)	7
	Notes to Consolidated Financial Statements for the Three and Nine Months Ended September 30, 2008 and 2007 (unaudited)	8 to 14

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14 to 24
Item 4	Controls and Procedures	24

PART II

Item 1	Legal Proceedings	24

Signature Page		25

	Exhibit 31.1, 31.2, 32.1, 32.2	26 to 29

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

VSB Bancorp, Inc.
Consolidated Statements of Financial Condition
(unaudited)

	September 30, 2008	December 31, 2007

Assets:
Cash and due from banks	$15,609,220	$17,696,879
Investment securities, available for sale	120,743,189	117,814,117
Loans receivable	64,925,020	62,373,078
Allowance for loan loss	(942,550)	(927,161)

Loans receivable, net	63,982,470	61,445,917
Bank premises and equipment, net	3,787,631	3,931,679
Accrued interest receivable	765,340	799,249
Deferred taxes	1,296,799	991,297
Other assets	722,401	1,114,431

Total assets	$206,907,050	$203,793,569

Liabilities and stockholders’ equity:
Liabilities:
Deposits:
Demand and checking	$60,884,999	$62,525,053
NOW	17,961,859	16,931,113
Money market	19,987,754	20,534,721
Savings	13,128,463	11,349,111
Time	70,910,856	64,738,564

Total Deposits	182,873,931	176,078,562
Escrow deposits	399,486	255,881
Subordinated debt	—	5,155,000
Accounts payable and accrued expenses	1,457,802	1,420,321

Total liabilities	184,731,219	182,909,764

Stockholders’ equity:
Common stock, ($.0001 par value, 3,000,000 shares authorized, 1,923,884 issued and outstanding at September 30, 2008 and 1,900,509 issued and outstanding at December 31, 2007)	192	190
Additional paid in capital	9,219,384	9,107,119
Retained earnings	14,213,337	13,226,395
Unearned Employee Stock Ownership Plan shares	(944,019)	(1,070,827)
Accumulated other comprehensive loss, net of taxes of $269,271 and $330,668, respectively	(313,063)	(379,072)

Total stockholders’ equity	22,175,831	20,883,805

Total liabilities and stockholders’ equity	$206,907,050	$203,793,569

See notes to consolidated financial statements.

VSB Bancorp, Inc.
Consolidated Statements of Operations
(unaudited)

	Three months ended September 30, 2008	Three months ended September 30, 2007	Nine months ended September 30, 2008	Nine months ended September 30, 2007

Interest and dividend income:
Loans receivable	$1,276,288	$1,500,123	$3,693,696	$4,573,820
Investment securities	1,474,099	1,320,528	4,289,758	3,914,686
Other interest earning assets	48,314	297,268	225,159	809,094

Total interest income	2,798,701	3,117,919	8,208,613	9,297,600
Interest expense:
NOW	31,612	37,940	96,545	96,689
Money market	64,094	137,741	232,695	321,150
Savings	19,754	24,531	56,927	74,314
Subordinated debt	36,606	89,040	214,685	267,119
Time	365,462	619,975	1,265,289	1,862,985

Total interest expense	517,528	909,227	1,866,141	2,622,257
Net interest income	2,281,173	2,208,692	6,342,472	6,675,343
Provision (credit) for loan loss	40,000	(15,000)	125,000	(45,000)

Net interest income after provision for loan loss	2,241,173	2,223,692	6,217,472	6,720,343

Non-interest income:
Loan fees	11,778	15,658	55,286	63,658
Service charges on deposits	544,686	457,023	1,570,203	1,319,422
Net rental income (loss)	13,796	(2,568)	23,888	(876)
Other income	33,705	69,524	144,724	233,989

Total non-interest income	603,965	539,637	1,794,101	1,616,193

Non-interest expenses:
Salaries and benefits	866,644	936,903	2,645,315	2,892,221
Occupancy expenses	376,699	352,297	1,092,889	1,032,022
Legal expense	67,939	52,384	187,725	50,750
Professional fees	62,900	56,700	186,400	153,000
Computer expense	63,772	64,604	176,076	201,975
Directors’ fees	54,200	52,600	169,150	160,450
Other expenses	343,576	318,873	1,078,502	974,050

Total non-interest expenses	1,835,730	1,834,361	5,536,057	5,464,468

Income before income taxes	1,009,408	928,968	2,475,516	2,872,068
Provision/(benefit) for income taxes:
Current	777,900	381,296	1,511,490	1,229,835
Deferred	(311,196)	51,393	(366,898)	108,162

Total provision for income taxes	466,704	432,689	1,144,592	1,337,997

Net income	$542,704	$496,279	$1,330,924	$1,534,071

Earnings per share:
Basic	$0.29	$0.27	$0.72	$0.84

Diluted	$0.29	$0.26	$0.71	$0.82

Comprehensive income	$576,720	$1,261,399	$1,396,933	$2,066,807

Book value per common share	$11.53	$10.52	$11.53	$10.52

See notes to consolidated financial statements.

VSB Bancorp, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
Year Ended December 31, 2007 and Nine Months Ended September 30, 2008
(unaudited)

	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

Balance at January 1, 2007	1,891,759	$189	$8,667,665	$11,293,200	$(1,239,905)	$(1,379,878)	$17,341,271

Exercise of stock option, including tax benefit	8,750	1	77,832				77,833
Stock-based compensation			162				162
Amortization of earned portion of ESOP common stock					169,078		169,078
Amortization of deficit fair value of cost - ESOP			(37,566)				(37,566)
Transfer from ESOP repurchase obligation			399,026				399,026
Cash dividends declared ($0.06 per share)				(114,031)			(114,031)
Comprehensive income:
Net income				2,047,226			2,047,226
Other comprehensive income, net:
Change in unrealized loss on securities available for sale, net of tax effects	—	—	—	—	—	1,000,806	1,000,806

Total comprehensive income							3,048,032

Balance at December 31, 2007	1,900,509	190	9,107,119	13,226,395	(1,070,827)	(379,072)	20,883,805

Exercise of stock option, including tax benefit	23,375	2	164,857				164,859
Stock-based compensation			959				959
Amortization of earned portion of ESOP common stock					126,808		126,808
Amortization of deficit fair value of cost - ESOP			(53,551)				(53,551)
Cash dividends declared ($0.06 per share)				(343,982)			(343,982)
Comprehensive income:
Net income				1,330,924			1,330,924
Other comprehensive income, net:
Change in unrealized loss on securities available for sale, net of tax effects	—	—	—	—	—	66,009	66,009

Total comprehensive income							1,396,933

Balance at September 30, 2008	1,923,884	$192	$9,219,384	$14,213,337	$(944,019)	$(313,063)	$22,175,831

VSB Bancorp, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	Three months ended Sept. 30, 2008	Three months ended Sept. 30, 2007	Nine months ended Sept. 30, 2008	Nine months ended Sept. 30, 2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$542,704	$496,279	$1,330,924	$1,534,071
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	161,329	160,243	465,925	468,265
Accretion of income, net of amortization of premium	(51,907)	(58,635)	(163,219)	(166,619)
ESOP compensation expense	23,680	31,123	73,257	102,662
Stock-based compensation expense	320	—	959	—
Provision/(credit) for loan losses	40,000	(15,000)	125,000	(45,000)
Decrease/(increase) in prepaid and other assets	353,431	78,465	392,030	(97,176)
(Increase)/decrease in accrued interest receivable	(33,296)	(10,013)	33,909	343
(Increase)/decrease in deferred income taxes	(136,522)	51,393	(366,898)	134,543
Increase/(decrease) in accrued expenses and other liabilities	68,249	209,488	37,481	(445,973)

Net cash provided by operating activities	967,988	943,343	1,929,368	1,485,116

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase)/decrease in loan receivable	(1,741,617)	1,419,437	(2,563,409)	6,961,389
Proceeds from repayment of investment securities, available for sale	6,021,304	11,598,851	20,423,422	24,358,579
Purchases of investment securities, available for sale	(1,547,630)	(8,002,116)	(23,160,013)	(19,513,770)
Purchases of premises and equipment	(153,994)	(36,193)	(321,878)	(791,328)

Net cash provided by/(used in) investing activities	2,578,063	4,979,979	(5,621,878)	11,014,870

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease)/ increase in deposits	(5,787,118)	(8,654,645)	6,938,974	(5,611,356)
Payment of Subordinated Debt	(5,155,000)	—	(5,155,000)	—
Exercise stock option	112,859	—	164,859	—
Cash dividends paid	(115,433)	—	(343,982)	—

Net cash (used in)/provided by financing activities	(10,944,692)	(8,654,645)	1,604,851	(5,611,356)

NET(DECREASE)/ INCREASE IN CASH AND CASH EQUIVALENTS	(7,398,641)	(2,731,323)	(2,087,659)	6,888,630

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	23,007,861	34,983,022	17,696,879	25,363,069

CASH AND CASH EQUIVALENTS, END OF PERIOD	$15,609,220	$32,251,699	$15,609,220	$32,251,699

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$517,965	$793,429	$2,154,201	$2,844,837

Taxes	$522,933	$300,000	$1,250,259	$1,507,459

Transfer of construction in progress to premises and equipment	$—	$—	$—	$2,142,866

VSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

1.	GENERAL

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

          The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X and, therefore, do not include all the disclosures necessary for a complete presentation of the financial statements in conformity with U.S. generally accepted accounting principles. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of operations for the interim period. The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the entire year or any other interim period.

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

          Cash and Cash Equivalents – Cash and cash equivalents consists of cash on hand, due from banks and interest-bearing deposits. Net cash flows are reported for customer loan and deposit transactions and interest-bearing deposits. Regulation D of the Board of Governors of the Federal Reserve System requires that Victory State Bank maintain non-interest-bearing deposits or cash on hand as reserves against its demand deposits. The amount of reserves which Victory State Bank is required to maintain depends upon its level of transaction accounts. During the fourteen day period from September 25, 2008 through October 8, 2008, Victory State Bank was required to maintain reserves, after deducting vault cash, of $3,464,000. Reserves are required to be maintained on a fourteen day basis, so, from time to time, Victory State Bank may use available cash reserves on a day to day basis, so long as the fourteen day average reserves satisfy Regulation D requirements. Victory State Bank is required to report transaction account levels to the Federal Reserve on a weekly basis.

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

          Subordinated Debt - In August of 2003, the Company formed VSB Capital Trust I (the “Trust”). The Trust is a statutory business trust organized under Delaware law and the Company owns all of its common securities. The Trust issued $5.0 million of Trust Preferred Capital Securities to an independent investor and $155,000 of common securities to the Company. The Company issued a $5.16 million subordinated debenture to the Trust. The subordinated debenture was the sole asset of the Trust. On August 8, 2008, the Company repaid the subordinated debenture in full at par, received payment of $155,000 on account of its common securities of the Trust, and all the outstanding Trust Preferred Capital Securities were likewise redeemed, thereby ending the entire arrangement. The Trust is not consolidated with the Company.

          Premises and Equipment - Premises, leasehold improvements, and furniture and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are accumulated by the straight-line method over the estimated useful lives of the respective assets, which range from three to fifteen years. Leasehold improvements are amortized at the lesser of their useful life or the term of the lease.

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

          Basic and Diluted Net Income Per Common Share - Basic net income per share of common stock is based on 1,871,845 shares and 1,831,436 shares, the weighted average number of common shares outstanding for the three months ended September 30, 2008 and 2007, respectively. Diluted net income per share of common stock is based on 1,898,437 and 1,876,451, the weighted average number of common shares and potentially dilutive common shares outstanding for the three months ended September 30, 2008 and 2007, respectively. The weighted average number of potentially dilutive common shares excluded in calculating diluted net income per common share due to the anti-dilutive effect is 54,758 and 56,110 shares for the three months ended September 30, 2008 and 2007, respectively. Common stock equivalents were calculated using the treasury stock method.

          Basic net income per share of common stock is based on 1,855,523 shares and 1,828,997 shares, the weighted average number of common shares outstanding for the nine months ended September 30, 2008 and 2007, respectively. Diluted net income per share of common stock is based on 1,882,966 and 1,877,025, the weighted average number of common shares and potentially dilutive common shares outstanding for the nine months ended September 30, 2008 and 2007, respectively. The weighted average number of potentially dilutive common shares excluded in calculating diluted net income per common share due to the anti-dilutive effect is 50,207 and 53,097 shares for the nine months ended September 30, 2008 and 2007, respectively. Common stock equivalents were calculated using the treasury stock method.

          The reconciliation of the numerators and the denominators of the basic and diluted per share computations for the three and nine months ended September 30, are as follows:

Reconciliation of EPS	Three months ended September 30, 2008			Three months ended September 30, 2007

	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount

Basic earnings per common share
Net income available to common stockholders	$542,704	1,871,845	$0.29	$496,279	1,831,436	$0.27

Effect of dilutive shares
Weighted average shares, if converted		26,592			45,015

Diluted earnings per common share
Net income available to common stockholders	$542,704	1,898,437	$0.29	$496,279	1,876,451	$0.26

Reconciliation of EPS	Nine months ended September 30, 2008			Nine months ended September 30, 2007

	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount

Basic earnings per common share
Net income available to common stockholders	$1,330,924	1,855,523	$0.72	$1,534,071	1,828,997	$0.84

Effect of dilutive shares
Weighted average shares, if converted		27,443			48,028

Diluted earnings per common share
Net income available to common stockholders	$1,330,924	1,882,966	$0.71	$1,534,071	1,877,025	$0.82

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

          Employee Stock Ownership Plan (“ESOP”) - The cost of shares issued to the ESOP, but not yet allocated to participants, is shown as a reduction of stockholders’ equity. Compensation expense is based on the market price of shares as they are committed to be released to participant accounts. Cash dividends on allocated ESOP shares reduce retained earnings; cash dividends on unearned ESOP shares reduce debt and accrued interest. As of August 4, 2008, the Company listed its common stock on the NASDAQ Global Market. We are no longer required to reclassify out of stockholders’ equity an amount equal to the put option of the allocated ESOP shares and we re-classed the 2006 put option allocation in the first quarter of 2007.

          Stock Repurchase Program – On September 8, 2008, the Company announced that its Board of Directors had authorized a Rule 10b5-1 stock repurchase program for the repurchase of up to 100,000 shares of the Company’s common stock. Stock repurchases under the program will be accounted for using the cost method, in which the Company will reflect the entire cost of repurchased shares as a separate reduction of stockholders’ equity on its balance sheet.

          Comprehensive Income - Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses, net of taxes, on securities available for sale which are also recognized as separate components of equity.

          Fair Value Option and Fair Value Measurement- In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption was not material.

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at September 30, 2008 Using

	September 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Available for sale securities	$120,743,189	$—	$120,743,189	$—

Impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 3 inputs based on internally customized discounting criteria. As of September 30, 2008, we did not have any impaired loans that were collateral dependent.

          Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a non-recurring basis were not significant at September 30, 2008.

          Recently-Issued Accounting Standards - SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115.” SFAS 159 permits entities to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. The fair value option (i) may be applied instrument by instrument, with certain exceptions, (ii) is irrevocable (unless a new election date occurs) and (iii) is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective for the Company on January 1, 2008. The Company chose not to exercise the fair value option permitted it under SFAS 159.

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

Item 2
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition at September 30, 2008

Total assets were $206,907,050 at September 30, 2008, an increase of $3,113,481 or, 1.5%, from December 31, 2007. The increase resulted from the investment of funds available to us as the result of an increase in deposits. The deposit increase was caused generally by our efforts to grow our franchise and specifically by the deposit increases at our branch offices. We invested these funds primarily in investment securities available for sale. The net increase in assets can be summarized as follows:

•	A $2,929,072 net increase in investment securities available for sale and

•	A $2,536,553 net increase in net loans receivable, partially offset by

•	A $2,087,659 net decrease in cash and cash equivalents.

          In addition, we also experienced changes in other asset categories due to normal fluctuations in operations.

          Our deposits (including escrow deposits) were $183,273,417 at September 30, 2008, an increase of $6,938,974 or 3.9%, from December 31, 2007. The increase in deposits resulted from increases of $6,172,292 in time deposits, $1,779,352 in savings accounts and $1,030,746 in NOW accounts, partially offset by a decrease of $1,496,449 in non-interest demand deposits and $546,967 in money market accounts.

          Total stockholders’ equity was $22,175,831 at September 30, 2008, an increase of $1,292,026 from December 31, 2007. The increase reflected (i) net income of $1,330,924 for the nine months ended September 30, 2008, (ii) an increase of additional paid in capital of $164,857 due to the exercise by management and directors of 23,375 options, (iii) a reduction in the net unrealized loss on securities available for sale of $66,009 and (iv) a reduction of $126,808 in Unearned ESOP shares reflecting the gradual payment of the loan we made to fund the ESOP’s purchase of our stock. These increases were partially offset by $343,982 of dividends paid, representing the three $0.06 per share quarterly cash dividends in 2008.

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

Effect of Adverse Conditions in the Residential Mortgage Market.

          We do not expect that adverse conditions in the residential mortgage market throughout the United States will have a direct adverse effect on our financial condition or results of operations. We are not a residential mortgage lender. We do not hold any loans in our portfolio of the type that are commonly known as subprime residential mortgage loans. At September 30, 2008, we owned $120.7 million of securities that are either collateralized by residential mortgage loans or that represent shares in pools of such loans. However, 94.8% of those securities are issued or guaranteed by FNMA (Fannie Mae), GNMA (Ginnie Mae) or FHLMC (Freddie Mac). The remainder of the securities portfolio is all investment grade fixed-rate securities rated AAA that are at least five years old. None of those securities have experienced ratings downgrades. Those securities issued or guaranteed by Fannie Mae or Freddie Mac are entirely securities in which we have a relatively senior position in the cash flow received on the underlying mortgages and there is at least one significant class in each security with a lower cash flow priority. As a result, we anticipate that even if here are defaults on the underlying mortgages and even if Fannie Mae or Freddie Mac suffers from economic difficulties, the ultimate recovery of the entire amount owed of the securities we have purchased is reasonably certain.

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

The Effect of Declining Market Interest Rates.

          Market interest rates, especially short term market interest rates, declined substantially from September 2007 to April 2008 as the Federal Reserve reduced the target federal funds rate, which resulted in an immediate and equal reduction in the prime lending rate. The prime rate and the target overnight federal funds rate both declined by 325 basis points during that period, with the most dramatic decline being a 200 basis point decline in the two months from January 22, 2008 through March 18, 2008. As a result, our loan yields (usually based on the prime rate) and our overnight investment yields (based upon the target federal funds rate) declined as market interest rates declined.

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

          One tool we use to manage market interest rate declines is the imposition of interest rate floors on our prime-based loans. For most of our loans, once the prime rate falls below 6% (which occurred on March 18, 2008), the interest rate remains at 7% per annum regardless of further declines in interest rates. The interest rate floors are one reason for the increase in our spread that we have recently experienced, with spread being 3.13% for the first quarter of 2008, increasing to 3.50% in the second quarter and 3.84% in the third quarter.

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

FDIC Temporary Liquidity Program and Capital Purchase Program

          The FDIC has recently instituted the Temporary Liquidity Program in which the FDIC will guarantee, with certain limitations, all senior unsecured debt of eligible financial institutions. The FDIC has also recently increased insurance coverage on non-interest bearing demand accounts to an unlimited amount, but with the payment of an additional assessment fee. The United States Department of the Treasury recently announced a Capital Purchase Program (“CPP”) in which the Treasury will purchase preferred stock from approved institutions, with certain limitations and restrictions. These three programs are all entirely voluntary. VSB Bancorp, Inc. and Victory State Bank, have strong capital (Tier 1 Capital ratio in excess of 10% and Total Risk Based Capital ratio in excess of 25%). We have reported positive and increased quarterly earnings in 2008 and we did not originate or invest in subprime mortgages nor in FNMA and FHLMC preferred stock. Although all of the details of the Treasury and FDIC programs have not yet been announced, we do not currently anticipate that we will participate in any of these programs.

Results of Operations for the Three Months Ended September 30, 2008 and September 30, 2007

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

          General. We had net income of $542,704 for the quarter ended September 30, 2008, compared to net income of $496,279 for the comparable quarter in 2007. The principal categories which make up the 2008 net income are:

•	Interest income of $2,798,701

•	Reduced by interest expense of $517,528

•	Reduced by a provision for loan losses of $40,000

•	Increased by non-interest income of $603,965

•	Reduced by non-interest expense of $1,835,730

•	Reduced by $466,704 in income tax expense

          We discuss each of these categories individually and the reasons for the differences between the quarters ended September 30, 2008 and 2007 in the following paragraphs. In general, the principal reason for the increase in net income when comparing the third quarter of 2008 with the same quarter in 2007 was an improvement in our interest rate spread and margin and an increase in non-interest income due to the increase in service charges on deposit accounts (primarily insufficient fund fees) in March of 2008. We were able to maintain the yield on our investment security portfolio as we purchase new securities, with the same risk parameters that we have purchased in the past, at yields comparable to the overall portfolio yield.

          Interest Income. Interest income was $2,798,701 for the quarter ended September 30, 2008, compared to $3,117,919 for the quarter ended September 30, 2007, a decrease of $319,218, or 10.2%. The principal reason for this decrease was a 224 basis point decrease in the yield on our loan portfolio due to lower market interest rates. The effect of the decline in yields was partially mitigated by a $4,704,165 increase in the average balance of loans, our highest yielding asset category. We also used liquid assets, such as overnight investments, to purchase investment securities as we reduced the average balance of overnight investments by $13,519,866 and reallocated the funds to increase the average balance of higher yielding investment securities.

          The 3 basis point increase in the average yield on our investment securities portfolio, from 4.72% to 4.75%, was due to the purchase of new investment securities at higher market rates than the yields on the principal paydowns we received. The yield on investment securities did not decrease as the other interest-earning assets because most of the bonds and notes in our investment portfolio have either fixed interest rates or interest rates that react more slowly to changes in market interest rate conditions. The average balance of our investment portfolio increased by $12,360,237, or 11.13%, between the periods. The increase in volume and the increase in yield resulted in an overall $153,571 increase in interest income from investment securities. The investment securities portfolio represented 92.0% of average non-loan interest earning assets in the 2008 period compared to 82.1% in the 2007 period.

          Interest Expense. Interest expense was $517,528 for the quarter ended September 30, 2008, compared to $909,227 for the quarter ended September 30, 2007, a decrease of 43.1%. The decrease was primarily the result of the repayment of the subordinated debt in August 2008 coupled with a decrease in the rates we paid on deposits, specifically time deposits (166 basis point decrease) and money market accounts (93 basis point decrease). Our average cost of funds, excluding the effect of interest-free demand deposits, decreased to 1.68% from 2.84% between the periods due to the decline in market interest rates.

          Net Interest Income Before Provision for Loan Losses. Net interest income before the provision for loan losses was $2,281,173 for the quarter ended September 30, 2008, an increase of $72,481, or 3.3% over the $2,208,692 in the comparable 2007 quarter. Our net interest spread increased to 3.84% in the third quarter of 2008 from 3.46% in the third quarter of 2007. We were able to main the spread due to the reallocation of overnight investments into investment securities and our net interest margin increased to 4.48% in the third quarter of 2008 from 4.45% in the third quarter of 2007.

          Provision for Loan Losses. We took a provision for loan losses of $40,000 for the quarter ended September 30, 2008 compared to a credit provision for loan losses of $15,000 for the quarter ended September 30, 2007. The increase in the provision was the result of an increase in loan delinquencies. The provision for loan losses in any period depends upon the amount necessary to bring the allowance for loan losses to the level management believes is appropriate, after taking into account charge offs and recoveries. Our allowance for loan losses is based on management’s evaluation of the risks inherent in our loan portfolio and the general economy. Management periodically evaluates both broad categories of performing loans and problem loans individually to assess the appropriate level of the allowance.

          Although management uses available information to assess the appropriateness of the allowance on a quarterly basis in consultation with outside advisors and the board of directors, changes in national or local economic conditions, the circumstances of individual borrowers, or other factors, may change, increasing the level of problem loans and requiring an increase in the level of the allowance. The allowance for loan losses represented 1.45% of total loans at September 30, 2008, but there can be no assurance that a higher level, or a higher provision for loan losses, will not be necessary in the future.

          Non-interest Income. Non-interest income was $603,965 for the three months ended September 30, 2008, compared to $539,637 during the same period last year. The $64,328, or 11.9%, increase in non-interest income was a direct result of an $87,663 increase in service charges on deposits and an increase in net rental income of $16,364, partially offset by a decrease of $35,819 in other income. Service fees on deposit accounts, principally non-sufficient funds fees, increased from 2007 to 2008 due to an increase in the number of non-sufficient fund transactions coupled with our decision to increase per item charges for both insufficient fund and bounced check fees and other deposit fees in March of 2008. The increase in net rental income was due to the occupancy of one of the Bank’s subleased properties. The decrease in other income was a result of the loss of a check cashing customer and the fee income associated with that business.

          Non-interest Expense. Non-interest expense was $1,835,730 for the quarter ended September 30, 2008, compared to $1,834,361 for the quarter ended September 30, 2007. The shifts in the individual categories were:

•	$24,402 increase in occupancy expenses due to higher utility bills;

•	$15,555 increase in legal expenses primarily due to increased collection costs

•	$24,703 increase in other expenses due to an increase in advertising expenses in connection with the Bank’s new advertising campaign

•	$70,259 decrease in salaries and benefits expense, due in part to the retirement of the former president and reduced incentive and ESOP compensation expense.

          Income Tax Expense. Income tax expense was $466,704 for the quarter ended September 30, 2008, compared to income tax expense of $432,689 for the quarter ended September 30, 2007. The increase in income tax expense was due to the $80,440 increase in income before income taxes in the 2008 quarter. Our effective tax rate for the quarter ended September 30, 2008 was 46.2% and for the quarter ended September 30, 2007 was 46.6%.

Results of Operations for the Nine Months Ended September 30, 2008 and September 30, 2007

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

          General. We had net income of $1,330,924 for the nine months ended September 30, 2008, compared to net income of $1,534,071 for the comparable period in 2007. The principal categories which make up the 2008 net income are:

•	Interest income of $8,208,613

•	Reduced by interest expense of $1,866,141

•	Reduced by a provision for loan losses of $125,000

•	Increased by non-interest income of $1,794,101

•	Reduced by non-interest expense of $5,536,057

•	Reduced by $1,144,592 in income tax expense

          We discuss each of these categories individually and the reasons for the differences between the nine months ended September 30, 2008 and 2007 in the following paragraphs. In general, the principal reasons for the decline in net income when comparing the first nine months of 2008 with the same period in 2007 were (i) a reduction in the yield on interest-earning assets, primarily in the loan portfolio and other-interest earning assets, which reduced interest income, and (ii) an increase in the provision for loan loss. These were partially offset by the decrease in interest expense due to the drop in the cost of deposits.

          Interest Income. Interest income was $8,208,613 for the nine months ended September 30, 2008, compared to $9,297,600 for the nine months ended September 30, 2007, a decrease of $1,088,987, or 11.7%. The principal reasons for this decrease were a 221 basis point decrease in the yield on our loan portfolio and a 265 basis point decrease in the yield of other-interest earning assets (principally overnight investments). The decrease was partially offset by the higher average balance of the investment security portfolio with a higher yield, as we reduced other interest earning assets and reallocated the funds to increase the average balance of investment securities. As a result, the average balance of overnight investments decreased by $8,798,003.

          The average yield on our investment securities portfolio increased 4 basis points, from 4.71% to 4.75%, due to the purchase of new investment securities at slightly higher market rates than the yields on the principal paydowns we received. The yield on investment securities did not decrease as did the yields on other interest earning assets because most of the bonds and notes in our investment portfolio have either fixed interest rates or interest rates that react more slowly to changes in market interest rate conditions. The average balance of our investment portfolio increased by $9,574,688, or 8.62%, between the periods. The increase in volume and the increase in yield resulted in an overall $375,072 increase in interest income from investment securities. The investment securities portfolio represented 90.3% of average non-loan interest earning assets in the 2008 period compared to 83.6% in the 2007 period.

          Interest Expense. Interest expense was $1,866,141 for the nine months ended September 30, 2008, compared to $2,622,257 for the nine months ended September 30, 2007, a decrease of 28.8%. The decrease was primarily the result of the repayment of the subordinated debt in August 2008 coupled with a decrease in the rates we paid on deposits, specifically time deposits (a 126 basis point decrease in cost) and money market accounts (a 55 basis point decrease in cost). Our average cost of funds, excluding the effect of interest-free demand deposits, decreased to 2.03% from 2.82% between the periods due to a decline in market interest rates that began in approximately September 2007.

          Net Interest Income Before Provision for Loan Losses. Net interest income before the provision for loan losses was $6,342,472 for the nine months ended September 30, 2008, a decrease of $332,871, or 5.0% over the $6,675,343 in the comparable 2007 period. The decrease resulted principally from a decrease in the yield on our loan portfolio, which was greater than the decrease in the average cost of our deposits, including demand deposits, partially offset by a decrease in the cost of time deposits and an increase in interest income from our investment security portfolio. Our net interest spread decreased to 3.53% in the first nine months of 2008 from 3.58% in the same period of 2007 and our net interest margin, which includes the effect of interest-free demand deposits and capital as funding sources, decreased to 4.29% in the first nine months of 2008 from 4.59% in the same period of 2007.

          Provision for Loan Losses. We took a provision for loan losses of $125,000 for the nine months ended September 30, 2008 compared to a credit to the provision for loan losses of $45,000 for the nine months ended September 30, 2007. The increase in the provision was the result of an increase in loan delinquencies and charge-offs. The provision for loan losses in any period depends upon the amount necessary to bring the allowance for loan losses to the level management believes is appropriate, after taking into account charge offs and recoveries. Our allowance for loan losses is based on management’s evaluation of the risks inherent in our loan portfolio and the general economy. Management periodically evaluates both broad categories of performing loans and problem loans individually to assess the appropriate level of the allowance.

          Although management uses available information to assess the appropriateness of the allowance on a quarterly basis in consultation with outside advisors and the board of directors, changes in national or local economic conditions, the circumstances of individual borrowers, or other factors, may change, increasing the level of problem loans and requiring an increase in the level of the allowance. The allowance for loan losses represented 1.45% of total loans at September 30, 2008, but there can be no assurance that a higher level, or a higher provision for loan losses, will not be necessary in the future.

          Non-interest Income. Non-interest income was $1,794,101 for the nine months ended September 30, 2008, compared to $1,616,193 during the same period last year. The $177,908, or 11.0%, increase in non-interest income was a direct result of a $250,781 increase in service charges on deposits (primarily non-sufficient fund fees) and an increase in net rental income of $24,764, partially offset by a decrease of $89,265 in other income. Service charges on deposits increased due to an increase in the number of non-sufficient fund transactions coupled with our decision to increase per item charges for both insufficient fund and bounced check fees and other deposit fees in March of 2008. The increase in net rental income was due to the occupancy of one of the Bank’s subleased properties that was previously vacant. The decrease in other income was a result of the loss of a check cashing customer that had previously generated substantial fee income.

          Non-interest Expense. Non-interest expense was $5,536,057 for the nine months ended September 30, 2008, compared to $5,464,468 for the nine months ended September 30, 2007. The principal causes of the $71,589 increase were:

•	$60,867 increase in occupancy expenses due to higher utility costs and the operation of our new main office in Great Kills, which opened in February 2007;

•	$136,975 increase in legal expenses primarily due to new collection matters and because in 2007 we received a reimbursement from our insurance company of legal fees previously expensed.

•

$104,452 increase in other expenses due to a $74,013 increase in advertising expenses in connection with the Bank’s new advertising campaign and a $40,110 recovery in 2007 of part of a reserve expensed in 2005 for a legal claim that we settled for less than the reserve in 2007

•	$246,906 decrease in salaries and benefits expense, due in part to the retirement of the former president and reduced incentive and ESOP compensation expense.

          Income Tax Expense. Income tax expense was $1,144,592 for the nine months ended September 30, 2008, compared to income tax expense of $1,337,997 for the nine months ended September 30, 2007. The reduction in income tax expense was due to the $396,552 decrease in income before income taxes in the 2008 period. Our effective tax rate for the nine months ended September 30, 2008 was 46.2% and for the quarter ended September 30, 2007 was 46.6%.

VSB Bancorp, Inc.
Consolidated Average Balance Sheets
(unaudited)

	Three Months Ended Sept. 30, 2008				Three Months Ended Sept. 30, 2007				Nine Months Ended Sept. 30, 2008				Nine Months Ended Sept. 30, 2007

	Average Balance		Interest	Yield/ Cost	Average Balance		Interest	Yield/ Cost	Average Balance		Interest	Yield/ Cost	Average Balance		Interest	Yield/ Cost

Assets:
Interest-earning assets:
Loans receivable	$64,032,229		$1,276,288	7.61%	$59,328,064		$1,500,123	9.85%	$63,070,716		$3,693,696	7.77%	$60,982,376		$4,573,820	9.98%
Investment securities, afs	123,434,653		1,474,099	4.75	111,074,416		1,320,528	4.72	120,617,836		4,289,758	4.75	111,043,148		3,914,686	4.71
Other interest-earning assets	10,683,945		48,314	1.80	24,203,811		297,268	4.87	13,025,631		225,159	2.31	21,823,634		809,094	4.96

Total interest-earning assets	198,150,827		2,798,701	5.52	194,606,291		3,117,919	6.30	196,714,183		8,208,613	5.56	193,849,158		9,297,600	6.40

Non-interest earning assets	12,807,546				13,590,653				12,983,052				14,920,697

Total assets	$210,958,373				$208,196,944				$209,697,235				$208,769,855

Liabilities and equity:
Interest-bearing liabilities:
Savings accounts	$12,625,903		19,754	0.62	$11,684,293		24,531	0.83	$11,813,603		56,927	0.64	$12,082,515		74,314	0.82
Time accounts	71,347,390		365,462	2.04	66,513,594		619,975	3.70	68,528,843		1,265,289	2.47	66,788,460		1,862,985	3.73
Money market accounts	19,020,866		64,094	1.34	24,043,528		137,741	2.27	20,600,694		232,695	1.51	20,828,643		321,150	2.06
Now accounts	17,695,783		31,612	0.71	19,471,134		37,940	0.77	17,984,043		96,545	0.72	19,672,772		96,689	0.66
Subordinated debt	2,129,239		36,606	6.91	5,155,000		89,040	6.91	4,139,051		214,685	6.91	5,155,000		267,119	6.91

Total interest-bearing liabilities	122,819,181		517,528	1.68	126,867,549		909,227	2.84	123,066,234		1,866,141	2.03	124,527,390		2,622,257	2.82
Checking accounts	65,085,696				60,571,625				63,638,445				63,532,608

Total deposits and subordinated debt	187,904,877				187,439,174				186,704,679				188,059,998
Other liabilities	1,254,024				1,617,370				1,192,190				2,012,645

Total liabilities	189,158,901				189,056,544				187,896,869				190,072,643
Equity	21,799,472				19,140,400				21,800,366				18,697,212

Total liabilities and equity	$210,958,373				$208,196,944				$209,697,235				$208,769,855

Net interest income/net interest rate spread			$2,281,173	3.84%			$2,208,692	3.46%			$6,342,472	3.53%			$6,675,343	3.58%

Net interest earning assets/net interest margin	$75,331,646			4.48%	$67,738,742			4.45%	$73,647,949			4.29%	$69,321,768			4.59%

Ratio of interest-earning assets to interest-bearing liabilities	1.61	x			1.53	x			1.60	x			1.56	x

Return on Average Assets (1)	0.97%				0.92%				0.84%				0.97%

Return on Average Equity (1)	9.40%				9.99%				8.07%				10.89%

Tangible Equity to Total Assets	10.72%				9.57%				10.72%				9.57%

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

          During the nine months ended September 30, 2008, we had a net increase in total deposits of $6,938,974 due to increases of $6,172,292 in time deposits, $1,779,352 in savings accounts and $1,030,746 in NOW, partially offset by a decrease of $1,496,449 in non-interest demand deposits and a $546,967 decrease in money market accounts. We also received proceeds from repayment of investment securities of $20,423,422. We used $23,160,013 of available funds to purchase new investment securities, $5,155,000 to repay our subordinated debt and we had a net loan increase of $2,563,409. These changes resulted in an overall decrease in cash and cash equivalents of $2,087,659.

          In contrast, during the nine months ended September 30, 2007, we had a net decrease in total deposits of $5,611,356 due to a $4,621,334 decrease in time deposits, a $4,824,412 decrease in demand and checking accounts and a $1,416,790 decrease in savings accounts partially offset by a $5,226,118 increase in money market accounts and a $25,062 increase in NOW accounts. We received proceeds from repayment of investment securities of $24,358,579 and we had a net loan reduction of $6,961,389. After funding the deposit decline, we used $19,513,770 of available funds to purchase new investment securities. We also used $2,934,194 of cash for capitalized leasehold improvements and equipment for our new main office in Great Kills. These changes resulted in an overall increase in cash and cash equivalents of $6,888,630.

          Victory State Bank satisfied all capital ratio requirements of the Federal Deposit Insurance Corporation at September 30, 2008, with a Tier I Leverage Capital ratio of 10.31%, a ratio of Tier I Capital to Risk-Weighted Assets ratio of 24.01%, and a Total Capital to Risk-Weighted Assets ratio of 25.06%.

          VSB Bancorp, Inc. satisfied all capital ratio requirements of the Federal Reserve at September 30, 2008, with a Tier I Leverage Capital ratio of 10.66%, a ratio of Tier I Capital to Risk-Weighted Assets ratio of 25.10%, and a Total Capital to Risk-Weighted Assets ratio of 26.15%.

          In August 2008, we unwound our trust preferred securities transaction by calling (and repaying) the $5,155,000 subordinated debenture we had on our balance sheet at June 30, 2008. We used available cash to repay the debenture and we expect that the repayment will have no material adverse effect on our liquidity. We elected to repay the debenture and end the trust preferred transaction because we believe that the future cost to us (3 month LIBOR plus 300 basis points per annum, adjusted every three months) would have exceeded the value of the additional capital that the transaction gave us for regulatory capital purposes. Victory State Bank and VSB Bancorp, Inc. were both well-capitalized for regulatory capital purposes after the debenture was repaid.

          The following table sets forth our contractual obligations and commitments for future lease payments, time deposit maturities and loan commitments.

Contractual Obligations and Commitments at September 30, 2008

Contractual Obligations	Payment due by Period

	Less than One Year	One to three years	Four to five years	After five years	Total Amounts committed

Minimum annual rental payments under non-cancelable operating leases	$397,978	$814,209	$846,750	$1,894,566	$3,953,503
Remaining contractual maturities of time deposits	67,870,301	1,022,814	2,017,741	—	70,910,856

Total contractual cash obligations	$68,268,279	$1,837,023	$2,864,491	$1,894,566	$74,864,359

Other commitments	Amount of commitment Expiration by Period

	Less than One Year	One to three years	Four to five years	After five years	Total Amounts committed

Loan commitments	$23,120,233	$5,023,898	$7,453	$—	$28,151,584

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

Non-Performing Loans

          Management closely monitors non-performing loans and other assets with potential problems on a regular basis. We had nine non-performing loans, totaling $2,088,050, at September 30, 2008, compared to six non-performing loans, totaling $960,217, at December 31, 2007. The following is information about the six largest non-performing loans, totaling $1,928,726 in outstanding principal balance. Management believes it has taken appropriate steps with a view towards maximizing recovery and minimizing loss on these loans.

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

•

$556,321 in a loan to a business that has ceased operations but which loan is secured by a first mortgage on real property in Suffolk County and personally guaranteed by the principals. The property is listed for sale at a price substantially in excess of the loan amount. The loan is past due and we negotiated and extended an interim work out, pending the completion of a sale of the property. The borrower has made a substantial cash deposit sufficient to bring the loan current, and to pay interest through at least September 2008. The borrowers and the guarantors signed the work out documents in October and we then applied the deposit as agreed.

•

$512,437 in two loans to related local businesses. Both loans are in default and confessions of judgment have been filed. We have a security interest in the businesses, personal guaranties of the principals and others, and $100,000 of cash collateral. The borrowers had contracts to sell the businesses upon terms that sufficient to repay our loans, but the closings were contingent upon the receipt of approval of the New York State regulator responsible for regulating the businesses. That approval was received just prior to September 30, 2008, but the closing of the sale had not yet occurred. The businesses were sold in early October and our loans were repaid in their entirety.

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

Item 4 –Controls and Procedures

          Evaluation of Disclosure Controls and Procedures: As of September 30, 2008, we undertook an evaluation of our disclosure controls and procedures under the supervision and with the participation of Raffaele M. Branca, President, CEO and CFO. Disclosure controls are the systems and procedures we use that are designed to ensure that information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934 (such as annual reports on Form 10-K and quarterly periodic reports on Form 10-Q) is recorded, processed, summarized and reported, in a manner which will allow senior management to make timely decisions on the public disclosure of that information. Mr. Branca concluded that our current disclosure controls and procedures are effective in ensuring that such information is (i) collected and communicated to senior management in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Since our last evaluation of our disclosure controls, we have not made any significant changes in, or corrective actions taken regarding, either our internal controls or other factors that could significantly affect those controls.

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

          IndyMac Bank, F.S.B. (“Old IndyMac”), was closed by the Office of Thrift Supervision (“OTS”) and the Federal Deposit Insurance Corporation (“FDIC”) was appointed as its conservator in July 2008. The OTS then created a new bank (“New IndyMac”) and many of the assets of Old IndyMac were transferred to New IndyMac. The Bank has been advised by opposing legal counsel that the claim in the litigation is owned by Old IndyMac, which is being liquidated by the FDIC. The Bank has been advised that the holder of the claim against the Bank intends to continue to pursue its claim against the Bank. The Bank intends to diligently defend the litigation.

          VSB Bancorp, Inc., is not involved in any pending legal proceedings. The Bank, from time to time, is involved in routine collection proceedings in the ordinary course of business on loans in default and other routine proceedings arising it the ordinary course of business. Management believes that such other routine legal proceedings in the aggregate are immaterial to our financial condition or results of operations.

Signature Page

          In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VSB Bancorp, Inc.

Date: November 12, 2008	/s/ Raffaele M. Branca

Raffaele M. Branca
President and Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31.1	Rule 13A-14(a)/15D-14(a) Certification of Chief Executive Officer
31.2	Rule 13A-14(a)/15D-14(a) Certification of Chief Financial Officer
32.1	Certification by CEO pursuant to 18 U.S.C. 1350.
32.2	Certification by CFO pursuant to 18 U.S.C. 1350.

Item 6 - Exhibits

Exhibit Number	Description of Exhibit

31.1	Rule 13A-14(a)/15D-14(a) Certification of Chief Executive Officer
31.2	Rule 13A-14(a)/15D-14(a) Certification of Chief Financial Officer
32.1	Certification by CEO pursuant to 18 U.S.C. 1350.
32.2	Certification by CFO pursuant to 18 U.S.C. 1350.