Form 10-K
period 2008-12-31
VSB BANCORP INC
filed 2009-03-25
CIK 1225874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD

COMMISSION FILE NUMBER 0-50237

VSB Bancorp, Inc.

(Exact name of registrant as specified in its charter)

New York

(State or other jurisdiction of incorporation or organization)

11 - 3680128

(I. R. S. Employer Identification No.)

4142 Hylan Boulevard, Staten Island, New York 10308

(Address of principal executive offices)

(718) 979-1100

Issuer’s telephone number

Common Stock

(Title of Class)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐   Accelerated Filer ☐   Non-Accelerated Filer ☐   Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2008 was $12,301,888. Number of shares of the registrant’s common stock outstanding as of March 18, 2009: 1,836,432 shares.

Documents incorporated by reference:

Portions of the registrant’s definitive proxy statement filed on or about March 27, 2009 into Part III of this Form 10-K.

Forward-Looking Statements

          When used in this Form 10-K, or in any written or oral statement made by us or our officers, directors or employees, the words and phrases “will result,” “expect,” “will continue,” “anticipate,” “estimate,” “project,” or similar terms are intended to identify “forward-looking statements.” A variety of factors could cause our actual results and experiences to differ materially from the anticipated results or other expectations expressed in any forward-looking statements. Some of the risks and uncertainties that may affect our operations, performance, development and results, the interest rate sensitivity of our assets and liabilities, and the adequacy of our loan loss allowance, include, but are not limited to:

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

PART I

Item 1. Description of Business.

Business of VSB Bancorp, Inc.

VSB Bancorp, Inc. (referred to using terms such as “we,” “us,” or the “Company”) became the holding company for Victory State Bank (the “Bank”), a New York chartered commercial bank, upon the completion of a reorganization of the Bank into the holding company form of organization. The reorganization was effective in May 2003. All the outstanding stock of Victory State Bank was exchanged for stock of VSB Bancorp, Inc. on a three for two basis so that the stockholders of Victory State Bank became the owners of VSB Bancorp, Inc. and VSB Bancorp, Inc. owns all the stock of Victory State Bank. The common stock we issued in the transaction qualifies as exempt securities under Section 3(a)(12) of the Securities Act of 1933. Our primary business is owning all of the issued and outstanding stock of the Bank. Our common stock is listed on the NASDAQ Global Market, effective on August 4, 2008. We continue to trade under the symbol “VSBN”.

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

From 1990 to 2000, Staten Island’s population grew to 443,728 from 378,977, or a 17% increase. According to U.S. Census Department estimates, this growth rate has slowed, with the population estimated to have increased by only an additional 8.5% through July 1, 2007. The decline in the growth rate has itself accelerated, with the Census Department’s estimated year to year rate of increase generally declining throughout this decade. There was a modest shift from the 20 to 44 year age group to the 45 to 64 year age group during the decade of the 1990s. As a percentage of population, the 45 to 64 year age group increased from 19.8% to 23.4% during the decade. The Census Department estimates that this trend continued through at least 2006, when the 45 to 64 year age group increased to 26.3% of the total population. The largest age group continued to be the 20 to 44 age group, at 35.2% of total population in 2006, down from 37.0% in 2000.

However, the population news is not all negative when compared to the rest of New York State. Most notably, Staten Island fairs the highest among all 62 New York Counties when natural internal population growth is excluded and migration into the county is estimated. The U.S. Census estimates that net migration into the county was the highest in the entire state. Only 13 counties had an estimated net migration into the county during the period from the end of the 2000 census through July 1, 2007, and Staten Island was the best of those.

Median household income increased to $55,039 from $50,064 during the decade of the 90’s. Per capita income in 1999 was $23,905 in Staten Island, slightly higher than $23,389, the per capita income of New York State. One third of the households in Staten Island had household income of more than $75,000 in 1999. These income levels compare favorably with the national household median of $41,994 and the national per capita median of $21,587. The Census Department has not published comparable data for recent years, but management believes that median household income continues to be strong and that these income levels in Staten Island provide satisfactory support for personal home ownership, in turn supporting the home building industry, which is a major industry focus for Victory State Bank. However, recent economic disruption will have an adverse effect on local income levels because of increased unemployment, a reduction in wage increases, and possible wage reductions for employed persons. Although according to the United States Bureau of Labor Statistics, the unemployment rate in Staten Island and the New York metro area is below the national average, the unemployment rate has increased substantially in the past year and may increase in the future as financial service firms report continuing layoffs.

Until the recent decline in the residential housing market, the median sales price of existing single family homes increased steadily from 2000 through 2006. According to the New York State Association of Realtors, the median price increased from $211,000 to $425,000 during that period. According to a report by the Center for an Urban Future, this means that the cost of a single family home on Staten Island is now out of reach to many middle-class families. As the population grew during the 1990s, total housing units increased as well, to 163,993 in 2000, as compared to 139,726 in 1990, an increase of 17.4%. However, perhaps confirming the reduction in affordability to the middle class, the growth in housing units has slowed, with an estimate 177,368 housing units at June 30, 2006, an increase of 8.2% since April 1, 2000. This slowing growth presents challenges to management because of our focus on the home building industry and related sectors of the local economy.

Declines in the residential housing market in the past year or two create one potential problem faced by Staten Island, its residents and its businesses. According to Zillow.com, a real estate information service, the estimated median home value has declined 5.6% in the past year. The Center for an Urban Future report already noted an increase in foreclosures on Staten Island during 2006 which exceeded the increase in the rest of New York City. The decline in the price of homes and the economic downturn may accelerate this increase in foreclosed properties, which could exacerbate the decline in real estate values.

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

The current turmoil in the economy in general and among financial institutions in particular could adversely affect our customers and thus have an indirect adverse effect on us. The economy in the United States, including the economy in Staten Island, is in a recession and there is substantial stress on many financial institutions and financial products. The federal government has intervened by making hundreds of billions of dollars in capital contributions to the banking industry. We draw a substantial portion of our customer base from local businesses, especially those in the building trades and related industries. Our customers are already being adversely affected by the economic downturn, and if the recession continues, it will become more difficult for us to conduct prudent and profitable business in our community.

Making permanent residential mortgage loans is not a material part of our business, and our investments in mortgage-backed securities and collateralized mortgage obligations have been made with a view towards avoiding the types of securities that are backed by low quality mortgage-related assets. However, one of the primary focuses of our local business is receiving deposits from, and making loans to, businesses involved in the construction and building trades industry on Staten Island. Construction loans represented a significant component of our loan portfolio, reaching 39.8% of total loans at year end 2005. As we monitored the economy and the strength of the local construction industry, we elected to reduce our portfolio of construction loans. However, developers and builders provide not only a source of loans, but they also provide us with deposits and other business. If the weakness in the economy continues or worsens, then that could have a substantial adverse effect on our customers and potential customers, making it more difficult for us to find satisfactory loan opportunities and low-cost deposits. This could compel us to invest in lower yielding securities instead of higher-yielding loans and could also reduce low cost funding sources such as checking accounts and require that we replace them with higher cost deposits such as time deposits. Either or both of those shifts could reduce our net income.

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

There is only a very limited trading market for our common stock. Our common stock is listed on the NASDAQ Global Market, which listing was effective on August 4, 2008. Our common stock was previously traded on the NASDAQ Capital Market. We continue to trade under the symbol “VSBN.” We applied for the listing on the Global Market in the hope that it would increase the trading market in our stock and make it easier for individuals to buy and sell our stock. However, our stock does not trade every day and the average daily trading volume is limited. During the twelve months ended March 18, 2009, there were trades reported on only 82 out of 252 trading days, or slightly more than one out of every three trading days, and our average daily trading volume during that period was 1,250 shares for all trading days and 3,840 shares per day for the 82 days on which trades occurred. This data is comparable to the trading volume data for the previous year when we were not quoted on the NASDAQ Capital Market. We currently have approximately 151 stockholders of record and we believe based upon reports we have received from broker/dealers, that there are approximately an additional 250 stockholders who own their shares in street name.

The geographic concentration of our loans increases the risk that adverse economic conditions could affect our net income. Substantially all of our loans are mortgage loans on property located in Staten Island, New York, or loans to residents of or businesses on Staten Island. Staten Island has experienced an economic down turn in recent years. In addition, due to the importance of the home building trade on Staten Island, the recent adverse conditions in the residential real estate market has had an additional negative impact on many local businesses that make up our core customer base. A continued economic slow-down or decline in the local economy could have an adverse effect on us for a number of reasons. Adverse economic conditions could hurt the ability of our borrowers to repay their loans. If real estate values decline, reductions in the value of real estate collateral could make it more difficult for us to recover the full amount due on loans which go into default. Furthermore, economic difficulties can also increase deposit outflows as customers must use savings to pay bills. This could increase our cost of funds because of the need to replace the deposit outflow. All of these factors might combine to reduce significantly our net income.

Adverse Financial Results of Other Financial Institutions Could Adversely Affect Our Net Income. In the past year, there have been many failures and near-failures among financial institutions. The number of FDIC-insured banks that have failed has increased, and the FDIC insurance fund reserve ratio, representing the ratio of the fund to the level of insured deposits, has declined due to losses caused by bank failures. As a result, the FDIC has increased its deposit insurance premiums on remaining institutions, including well-capitalized institutions like Victory State Bank, in order to replenish the insurance fund. If bank failures continue to occur, and more so if the level of failures increases, the FDIC insurance fund will further decline, and the FDIC is likely to continue to impose higher premiums on healthy banks. Thus, despite the prudent steps we may take to avoid the mistakes made by other banks, our costs of operations may increase as a result of those mistakes by others.

Our FDIC insurance premium was $122,869 in 2008. In 2009, the FDIC has already announced an increase in deposit insurance premiums so institutions like our Bank, even though we are in the lowest regulatory risk category, will be subject to an assessment rate between seven (7) and twelve (12) basis points per annum, which is higher than the assessment rate in 2008 of from five (5) to seven (7) basis points. Additionally, the FDIC has proposed a special 20 basis point assessment, payable on September 30, 2009, in order to continue the process of replenishing the insurance fund, and the FDIC has also stated that they are considering an additional 10 basis point special assessment at each quarter end thereafter, depending on the viability of the insurance fund. These assessments will significantly increase our deposit insurance expense 2009. We estimate that if our deposits remain constant, our FDIC insurance assessment in 2009 will be at least $260,000 and, if the 20 basis point special assessment is imposed, that will increase to $600,000.

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

Similarly, there have recently been a number of proposals at both the state and the federal level, to impose additional requirements on residential mortgage lenders and other entities in the residential real estate business. We are not a residential mortgage lender and we do not expect that these proposals, if adopted, will have a direct negative effect on us. However, the proposals could reduce residential development, increase the cost of housing, and restrict the ability of small local businesses in that sector to compete with larger companies with greater resources. That could have an adverse effect on our customer base. Furthermore, proposals to permit what are commonly known as “cram downs” in bankruptcies involving residential mortgage loans could have a direct adverse effect on the value of the collateral for existing residential mortgage loans, and thus an indirect effect on mortgage-backed securities in which we invest.

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

The loss of key personnel could impair our future success. Our future success depends in part on the service of our executive officer, other key management officers, as well as our staff, and our ability to continue to attract, motivate, and retain additional highly qualified employees. The loss of one or more of our key personnel or our inability to timely recruit replacements for such personnel, or otherwise attract, motivate, or retain qualified personnel could have an adverse effect on our business, operating results and financial condition.

Lending Activities

Loan Portfolio Composition. Our loan portfolio consists primarily of commercial mortgage loans and unsecured commercial loans. At December 31, 2008, we had total unsecured commercial loans outstanding of $9,558,296, or 14.4% of total loans, and commercial real estate loans of $39,918,879, or 60.1% of total loans. There were $11,896,432 of construction loans secured by real estate, $10,996,432 of which were construction loans to businesses for the construction of either commercial property or residential property for sale, representing 16.5% of total loans. Other loans in our portfolio principally included commercial loans secured by assets other than real estate totaling $1,177,796 or 1.8% of total loans at December 31, 2008; residential mortgage loans of $2,548,159, or 3.8% of total loans and consumer non-mortgage loans of $599,293 or 0.9% of total loans. Although we generally do not make traditional permanent residential mortgage loans, we occasionally make residential mortgage loans to the principals of commercial customers. For the year ended December 31, 2008, approximately $51,560,377, or 77.6%, of loans for business purposes had adjustable interest rates based on the prime rate of interest.

The following table sets forth the composition of our loan portfolio in dollar amounts and in percentages at the dates indicated.

	At December 31,

	2008		2007		2006		2005		2004

	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total

Commercial loans:
Commercial secured	$1,177,796	1.8%	$1,171,152	1.9%	$1,231,880	1.8%	$1,584,484	2.1%	$1,572,824	2.3%
Commercial unsecured	9,558,296	14.4	10,981,044	17.5	10,882,002	16.3	11,078,101	14.9	9,620,243	14.1

Total commercial loans	10,736,092	16.2	12,152,196	19.4	12,113,882	18.1	12,662,585	17.0	11,193,067	16.4
Real Estate loans:
Commercial	39,918,879	60.1	31,607,039	50.6	33,215,627	49.9	29,794,108	40.1	31,741,069	46.5
One-to-four family	2,548,159	3.8	2,314,716	3.7	165,801	0.2	298,779	0.4	1,112,032	1.6

Total real estate loans	42,467,038	63.9	33,921,755	54.3	33,381,428	50.1	30,092,887	40.5	32,853,101	48.1
Construction loans:
Commercial	10,996,432	16.5	13,585,698	21.7	17,552,797	26.4	26,623,846	35.8	19,893,858	29.1
Owner occupied one-to-four family	900,000	1.4	1,523,895	2.4	1,825,000	2.7	2,987,500	4.0	2,960,000	4.3

Total construction loans	11,896,432	17.9	15,109,593	24.1	19,377,797	29.1	29,611,346	39.8	22,853,858	33.4
Other loans:
Consumer loans	599,293	0.9	566,356	0.9	826,528	1.2	1,477,366	2.0	1,048,448	1.5
Other loans	757,481	1.1	827,122	1.3	974,278	1.5	486,009	0.7	435,837	0.6

Total other loans	1,356,774	2.0	1,393,478	2.2	1,800,806	2.7	1,963,375	2.7	1,484,285	2.1

Total loans	66,456,336	100.0%	62,577,022	100.0%	66,673,913	100.0%	74,330,193	100.0%	68,384,311	100.0%

Less:
Unearned discounts, net and deferred loan fees, net	209,684		203,944		263,236		386,088		337,426
Allowance for loan losses	987,876		927,161		1,128,824		1,153,298		1,299,520

Loans, net	$65,258,776		$61,445,917		$65,281,853		$72,790,807		$66,747,365

The following table sets forth our loan originations and principal repayments for the periods indicated. We did not purchase or sell any loans in 2008, 2007 or 2006.

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006

Commercial Loans (gross):
At beginning of period	$12,152,196	$12,113,882	$12,662,585
Commercial loans originated:
Secured	1,841,943	857,106	997,696
Unsecured	30,451,244	66,749,010	65,961,375

Total commercial loans	32,293,187	67,606,116	66,959,071
Principal repayments	(33,709,291)	(67,567,802)	(67,507,774)

At end of period	$10,736,092	$12,152,196	$12,113,882

Real Estate loans:
At beginning of period	$33,921,755	$33,381,428	$30,092,887
Real estate loans originated:
Commercial	12,217,500	7,735,374	17,983,000
One-to-four family	4,180,000	2,200,000	365,000

Total real estate loans	16,397,500	9,935,374	18,348,000
Principal repayments	(7,852,217)	(9,395,047)	(15,059,459)

At end of period	$42,467,038	$33,921,755	$33,381,428

Construction loans
At beginning of period	$15,109,593	$19,377,797	$29,611,346
Construction loans originated	8,422,000	17,280,000	9,940,000
Principal repayments	(11,635,161)	(21,548,204)	(20,173,549)

At end of period	$11,896,432	$15,109,593	$19,377,797

Other loans (gross):
At beginning of period	$1,393,478	$1,800,806	$1,963,375
Other loans originated	769,067	717,098	1,251,666
Principal repayments	(805,771)	(1,124,426)	(1,414,235)

At end of period	$1,356,774	$1,393,478	$1,800,806

Loan Maturity. The following table shows the contractual maturity of our loans at December 31, 2008. As we have decreased construction loans as a percentage of our loan portfolio and increased other real estate mortgage loans, we have increased the average contractual maturity of our loan portfolio. However, to limit interest rate risk, we have continued to concentrate our efforts principally on the origination of loans with adjustable interest rates.

	At December 31, 2008

	Commercial Unsecured	Commercial Secured	Construction	Real Estate	Other Loans	Total

Amounts due:
Within one year	$5,714,776	$798,596	$7,328,932	$9,293,526	$1,017,616	$24,153,446
After one year:
One to five years	3,843,520	379,200	4,567,500	8,739,115	339,158	17,868,493
After five years	—	—	—	24,434,397	—	24,434,397

Total amount due	9,558,296	1,177,796	11,896,432	42,467,038	1,356,774	66,456,336

Less:
Unearned fees	—	—	54,816	154,868	—	209,684
Allowance for loan losses	372,803	7,451	100,737	475,211	31,674	987,876

Loans, net	$9,185,493	$1,170,345	$11,740,879	$41,836,959	$1,325,100	$65,258,776

The following table sets forth at December 31, 2008, the dollar amount of all loans, due after December 31, 2009, and whether such loans have fixed or variable interest rates.

	Due After December 31, 2009

	Fixed	Variable	Total

Commercial Business Loans:
Unsecured	$182,575	$3,660,945	$3,843,520
Secured	137,701	241,499	379,200
Real Estate
Commercial	2,010,010	30,815,343	32,825,353
One-to-four	348,159	—	348,159
Construction	900,000	3,667,500	4,567,500
Other loans	339,158	—	339,158

Total loans	$3,917,603	$38,385,287	$42,302,890

Commercial Business Lending. We originate commercial business loans directly to the professional and business community in our market area. We target small to medium sized business, and professionals such as lawyers, doctors and accountants. Applications for commercial business loans are obtained primarily from the efforts of our directors and senior management, who have extensive contacts in the local business community, or from branch referrals. As of December 31, 2008, commercial business loans totaled $10,736,092 or 16.2% of total loans.

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

Commercial Real Estate Lending. We originate commercial real estate loans that are generally secured by properties used for business purposes such as retail stores, other mixed-use (business and residential) properties, restaurants, light industrial and small office buildings located in our primary market area. Our commercial real estate loans are generally made in amounts up to 70% of the appraised value of the property. These loans are most commonly made with terms up to five years with interest rates that adjust to 100 or 150 basis points above the floating prime rate. A significant portion of these loans are subject to an interest rate floor ranging between 7.00% and 8.00%. Our underwriting standards consider the collateral of the borrower, the net operating income of the property and the borrower’s expertise, credit history and profitability. We require personal guarantees from the borrower or the principals of the borrowing entity. At December 31, 2008, our commercial real estate loans totaled $42,467,038, or 63.9% of total loans.

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

Construction Lending. Our construction loans primarily have been made to builders and developers to finance the construction of one- to four-family residential properties and, to a lesser extent, multi-family residential real estate properties. Our policies provide that construction loans may be made in amounts up to the lesser of 80% of the total hard and soft costs of the project or Victory State Bank’s loans to-one borrower limitation. We generally require personal guarantees. Construction loans generally are made with prime-based interest rates with terms up to 18 months. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. At December 31, 2008, our construction loans totaled $11,896,432 or 17.9% of total loans. This represents a reduction of our construction loan portfolio over the past three years as economic conditions in the construction industry combined to cause us to be more cautious in originating these loans while also reducing the number of satisfactory loan opportunities available to us.

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

Classified Assets. Federal regulations and our Loan Review and Risk Rating Policy provide for the classification of loans and other assets we consider to be of lesser quality as “Substandard”, “Doubtful” or “Loss” assets. An asset is considered “Substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “Doubtful” have all of the weaknesses inherent in those classified “Substandard” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “Loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose us to sufficient risk to warrant classification but which possess weaknesses are designated “Special Mention” by management. At December 31, 2008, we had twenty three (23) loans, in the aggregate amount of $4,402,731, classified as special mention. We had eighteen (18) loans, in the aggregate amount of $3,993,240, classified as substandard, nine of which, in the aggregate amount of $3,133,193, are secured by real estate. The Bank is actively collecting the substandard loans and expects to collect substantially all the amounts due. We had one (1) loan, in the amount of $7,187, classified as doubtful, and no loans classified as loss as of December 31, 2008.

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

The following table sets forth delinquencies in our loan portfolio as of the dates indicated:

	At December 31, 2008

	60-89 Days		90 Days or more

	Number	Principal	Number	Principal

Commercial real estate	2	$207,047	5	$1,453,846
Commercial construction	—	—	2	480,000
Commercial unsecured	—	—	7	345,221

Total	2	$207,047	14	$2,279,067

Delinquent loans to total loans		0.31%		3.43%

	At December 31, 2007

	60-89 Days		90 Days or more

	Number	Principal	Number	Principal

Commercial real estate	2	$1,406,936	3	$459,371
Commercial construction	2	2,944,000	6	2,505,134
Commercial unsecured	1	300,000	2	14,970
Other	—	—	1	5,877

Total	5	$4,650,936	12	$2,985,352

Delinquent loans to total loans		7.43%		4.77%

	At December 31, 2006

	60-89 Days		90 Days or more

	Number	Principal	Number	Principal

Commercial real estate	—	$—	3	$773,924
Commercial unsecured	2	29,648	1	20,709
Other	1	9,676	—	—

Total	3	$39,324	4	$794,633

Delinquent loans to total loans		0.06%		1.19%

	At December 31, 2005

	60-89 Days		90 Days or more

	Number	Principal	Number	Principal

Commercial real estate	—	$—	6	$1,123,081
Commercial construction	—	—	2	579,000
Commercial unsecured	1	8,420	—	—

Total	1	$8,420	8	$1,702,081

Delinquent loans to total loans		0.01%		2.29%

	At December 31, 2004

	60-89 Days		90 Days or more

	Number	Principal	Number	Principal

Commercial real estate	2	$256,137	4	$160,310
Commercial unsecured	—	—	1	20,112
Other	—	—	1	2,476

Total	2	$256,137	6	$182,898

Delinquent loans to total loans		0.37%		0.27%

Loans 90 days or more past due represent non-accrual loans and loans that are contractually past due maturity but are still accruing interest.

Non-performing Assets. The following table sets forth information about our non-performing assets at December 31, 2008, 2007 and 2006.

	At December 31, 2008	At December 31, 2007	At December 31, 2006

Non-performing assets:
Commercial loans:
Unsecured	$345,221	$14,970	$20,709
Commercial real estate	1,453,846	459,371	188,872
Construction	480,000	480,000	—
Consumer loan	—	5,877	—

Total non-performing assets	$2,279,067	$960,218	$209,581

Non-performing loans to total loans	3.43%	1.53%	0.31%
Non-performing loans to total assets	1.07%	0.47%	0.10%
Non-performing assets to total assets	1.07%	0.47%	0.10%

The gross interest income that would have been recorded in 2008 if the non-accrual loans had been current in accordance with their original terms was $114,464. The amount of interest income on those loans that was included in net income for 2008 was $27,115.

The following table sets forth the aggregate carrying value of our assets classified as Substandard, Doubtful and Loss according to asset type:

	At December 31, 2008

	Substandard		Doubtful

	Number	Amount	Number	Amount

Classification of assets:
Commercial Loans:
Unsecured	7	$380,047	—	$—
Commercial Real Estate	9	3,133,193	1	7,187
Construction	2	480,000	—	—
Consumer Loan	—	—	—	—

Total loans	18	$3,993,240	1	$7,187

No assets were classified as Loss at year end 2008 or 2007.

Non-Performing Loans

          Management closely monitors non-performing loans and other assets with potential problems on a regular basis. We had thirteen non-performing loans, totaling $2,279,067, at December 31, 2008, compared to six non-performing loans, totaling $960,218, at December 31, 2007. The following is information about the six largest non-performing loans, totaling $1,928,726 in outstanding principal balance. Management believes it has taken appropriate steps with a view towards maximizing recovery and minimizing loss on these loans.

•

$859,968 in three loans to a builder secured and cross-collateralized by first mortgage liens on three lots in Staten Island on which single family houses are being built. The loans are past maturity and we have commenced foreclosure actions. A motion to appoint a referee was submitted and we are awaiting the court’s decision.

•

$396,321 in a loan to a business that has ceased operations but which loan is secured by a first mortgage on real property in Suffolk County and personally guaranteed by the principals. The property is listed for sale at a price substantially in excess of the loan amount. The loan was past due during 2008 and we negotiated and extended an interim work out, pending the completion of a sale of the property. The borrowers and the guarantors signed the work out documents in October and paid interest through December 31, 2008.

•

$525,128 in a loan to a local business. The loan is in arrears but the borrower continues to make partial payments. The loan is secured by a first mortgage on a commercial building, a third mortgage on the borrower’s personal residence, a security interest in the business, and the personal guaranties of the principals. The commercial property is listed for sale at a price in excess of all amounts owed.

Allowance for Loan Losses

It is our policy to provide a valuation allowance for probable incurred losses on loans based on our past loan loss experience, known and inherent risks in the loan portfolio, adverse situations which may affect the borrower’s ability to repay, estimated value of underlying collateral and current economic conditions in our lending area. The allowance is increased by provisions for loan losses charged to earnings and is reduced by charge-offs, net of recoveries. While management uses available information to estimate losses on loans, future additions to the allowance may be necessary based upon any changes in economic conditions or if our loan portfolio increases. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on judgments different from those of management. Management believes, based upon all relevant and available information, that the allowance for loan losses is appropriate.

When analyzing whether the level of the allowance for loan losses is appropriate, management considers performing loans in our loan portfolio that have no material identified weaknesses. Management establishes an amount equal to a fixed percentage of the performing loans in each of our five principal loan categories to be included in the allowance to cover inherent weaknesses in the broad category of loans. Management also analyzes each loan that has been identified as having specific weaknesses to determine the appropriate level of the allowance for that loan. This analysis considers both the general factors which are considered in assessing performing loans as well as specific facts pertinent to each loan, such as collateral value, borrower’s income and ability to repay, payment history, the reasons for and length of the delinquency, and the value of any credit support. Although loans may be analyzed individually or in groups to determine the allowance, the entire allowance is available for any losses that occur.

In order to assist in determining the allowance, an independent loan review firm, senior management and the Bank’s Board of Directors review the allowance for loan losses quarterly. If they determine that the allowance is inappropriate, then management increases or decreases the provision for loan losses to bring the allowance to the appropriate level.

As of December 31, 2008, our allowance for loan losses was $987,876 or 1.49% of total loans. Based upon all relevant and presently available information, management believes that the allowance for loan losses is appropriate. We continue to monitor and modify the level of the allowance for loan losses in order to maintain the allowance at a level which management considers appropriate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary, based on changes in economic and local market conditions beyond management’s control. In addition, federal and state bank regulatory agencies periodically review Victory State Bank’s loan loss allowance as part of their periodic safety and soundness examinations of the Bank. They may recommend or seek to compel increases in the allowance if they believe that weaknesses in the loan portfolio are more significant than management’s assessment.

The following table sets forth the activity in our allowance for loan losses:

	For the Year Ended December 31,

	2008	2007	2006	2005	2004

Allowance for Loan Losses:
Balance at beginning of period	$927,161	$1,128,824	$1,153,298	$1,299,520	$1,162,776
Charge-offs:
Commercial loans:
Unsecured	(483,326)	(254,986)	(62,181)	(318,399)	(180,125)
Consumer loan	(7,959)	—	(17,511)	—	—
Other loans	(3,503)	(8,639)	(28,111)	(25,302)	(4,940)

Total charge-offs	(494,788)	(263,625)	(107,803)	(343,701)	(185,065)
Recoveries	270,503	66,962	148,329	257,479	171,809

Net (charge-offs) / recoveries	(224,285)	(196,663)	40,526	(86,222)	(13,256)
Provision charged to income	285,000	(5,000)	(65,000)	(60,000)	150,000

Balance at end of period	$987,876	$927,161	$1,128,824	$1,153,298	$1,299,520

Ratio of net charge-offs / (recoveries) during the period to average loans outstanding during the period	0.35%	0.32%	-0.06%	0.12%	0.02%
Ratio of allowance for loan losses to total loans at the end of period	1.49%	1.48%	1.69%	1.55%	1.90%
Ratio of allowance for loan losses to non-performing loans at the end of the period	43.35%	96.56%	538.61%	72.03%	899.96%
Ratio of allowance for loan losses to non-performing assets at the end of the period	43.35%	96.56%	538.61%	72.03%	899.96%

The following table sets forth the allocation of our allowance for loan losses among each of the categories listed.

	At December 31, 2008		At December 31, 2007		At December 31, 2006		At December 31, 2005		At December 31, 2004

	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans	Amount	% of Loans in Category to Total Loans

Allowance:
Commercial loans:
Unsecured	$372,803	14.4%	$330,355	17.5%	$337,054	16.3%	$360,532	14.9%	$351,215	14.1%
Secured	7,451	1.8	19,877	1.9	10,859	1.8	2,349	2.1	17,660	2.3
Commercial real estate	449,525	60.1	345,407	50.6	518,620	49.9	363,072	40.1	490,488	46.5
Residential real estate	25,686	3.8	15,887	3.7	12,501	0.2	7,835	0.4	11,296	1.6
Construction loans	100,737	17.9	166,437	24.1	198,901	29.1	362,590	39.8	358,632	33.4
Other loans	31,674	2.0	49,198	2.2	50,889	2.7	56,920	2.7	70,229	2.1

Total allowances	$987,876	100.0%	$927,161	100.0%	$1,128,824	100.0%	$1,153,298	100.0%	$1,299,520	100.0%

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

Our policies generally limit investments to government and federal agency securities or AAA rated securities, including corporate debt obligations, which are investment grade with weighted average lives of seven years or less. Our policies provide that all investment purchases be ratified by the Bank’s Board and may only be initiated by the President or Chief Financial Officer of the Bank. Investment securities consist of collateralized mortgage obligations (“CMO”) with estimated average lives, based upon prepayment assumptions that management believes are reasonable, of 4.5 years or less, mortgage-backed securities (“MBS”) with maturities of seven years or less and U.S. Agency notes with a maturity of less than 15 years. These CMOs and MBS are backed by federal agencies such as Federal National Mortgage Association (“FNMA”) and the Federal Home Loan Mortgage Corporation (“FHLMC”) or are “AAA” rated whole loan securities. No investment securities in our portfolio have experienced ratings down grades. At December 31, 2008, we had investment securities with a cost basis of $119,212,790 and a fair value of $120,288,588. All investment securities at December 31, 2008, were either CMO’s or MBS’s. The entire investment portfolio at December 31, 2008 was classified as available for sale and is accounted on a fair market value basis.

The following table sets forth certain information regarding the amortized cost and fair values of the investment securities, available for sale portfolio at the dates indicated:

	At December 31,

	2008		2007		2006

	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Investments securities, available for sale
US Government Agency	$—	$—	$—	$—	$8,500,000	$8,443,906
FNMA	6,646,320	6,690,593	5,762,683	5,746,955	7,607,408	7,397,799
FHLMC	37,411	37,643	161,513	162,752	228,986	229,625
GNMA	1,576,764	1,632,790	1,892,949	1,849,267	2,264,561	2,171,125
Whole Loan MBS	2,620,965	2,559,037	3,135,102	3,103,907	3,554,783	3,453,363
Collateralized mortgage obligations	108,331,330	109,368,525	107,571,610	106,951,236	94,198,430	92,074,793

	$119,212,790	$120,288,588	$118,523,857	$117,814,117	$116,354,168	$113,770,611

The table below sets forth certain information regarding the amortized cost, weighted average yields and stated maturities of our investment securities at December 31, 2008 and 2007.

	At December 31, 2008

	Less Than 1 Year	Weighted Average Yield	1 To 5 Years	Weighted Average Yield	5 To 10 Years	Weighted Average Yield	Over 10 Years	Weighted Average Yield	Total

Investment Securities:
US Government Agency
Agency	$—	—%	$—	—%	$—	—%	$—	—%	$—
FNMA 7 Year Balloon	—	—	1,897,587	4.47	2,190,239	4.41	2,558,494	3.74	6,646,320
FHLMC	37,411	2.79	—	—	—	—	—	—	37,411
GNMA	—	—	—	—	1,576,764	4.39	—	—	1,576,764
Whole Loan MBS	—	—	—	—	2,620,965	4.44	—	—	2,620,965
Collateralized Mortgage Obligations	—	—	2,187,168	5.13	47,617,983	4.41	58,526,179	4.76	108,331,330

Total	$37,411	2.79%	$4,084,755	4.82%	$54,005,951	4.41%	$61,084,673	4.72%	$119,212,790

	At December 31, 2007

	Less Than 1 Year	Weighted Average Yield	1 To 5 Years	Weighted Average Yield	5 To 10 Years	Weighted Average Yield	Over 10 Years	Weighted Average Yield	Total

Investment Securities:
US Government Agency
Agency	$—	—%	$—	—%	$—	—%	$—	—%	$—
FNMA 7 Year Balloon	—	—	2,235,724	4.51	—	—	3,526,959	3.90	5,762,683
FHLMC	81,608	4.93	79,905	4.98	—	—	—	—	161,513
GNMA	—	—	—	—	—	—	1,892,949	4.39	1,892,949
Whole Loan MBS	—	—	—	—	—	—	3,135,102	4.66	3,135,102
Collateralized Mortgage Obligations	—	—	—	—	26,652,356	4.70	80,919,254	4.61	107,571,610

Total	$81,608	4.93%	$2,315,629	4.53%	$26,652,356	4.70%	$89,474,264	4.58%	$118,523,857

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

Our focus on customer service, primarily for the business and professional community in our marketplace, has facilitated our retention of non-interest bearing checking accounts and low costing NOW and savings accounts, which generally have interest rates substantially less than certificate of deposits. At December 31, 2008, these types of low cost deposit accounts amounted to $88,647,294, or 47.1% of total deposits.

The following table presents deposit activity for the periods indicated.

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006

Beginning balance	$176,334,443	$186,683,150	$193,251,159
Net increase/(decrease) before interest credited	9,646,073	(13,454,165)	(9,416,115)
Interest credited on deposits	2,128,933	3,105,458	2,848,106

Ending balance	$188,109,449	$176,334,443	$186,683,150

The following table provides information regarding the remaining term to maturity of our time deposits over $100,000 at December 31, 2008:

Maturity Period	Amount

Three months or less	$47,372,390
Over three through six months	13,876,894
Over six through 12 months	4,276,902
Over 12 months	—

Total	$65,526,186

The following table presents by various rate categories, the amount and the periods to maturity of the certificate accounts outstanding at December 31, 2008.

	Six Months And Less	Over Six Mos. Through One Year	Over One Year Through Two Years	Over Two Years Through Three Years	Over Three Years	Total

Certificate accounts:
0.50% to 1.99%	$30,528,457	$—	$—	$—	$—	$30,528,457
2.00% to 2.99%	21,578,360	18,189,364	582,851	—	—	40,350,575
3.00% to 3.99%	551,151	2,001,826	—	559,100	1,651,855	4,763,932
4.00% to 4.99%	519,695	160,835	—	—	—	680,530

	$53,177,663	$20,352,025	$582,851	$559,100	$1,651,855	$76,323,494

Borrowings

We do not routinely utilize borrowings, but in connection with the issuance of $5 million in trust preferred securities in August 2003, we issued a $5.2 million subordinated note to VSB Capital Trust I. Therefore, at December 31, 2007, we had $5.2 million in subordinated debt. On August 8, 2008, we repaid the subordinated debenture in full at par, received payment of $155,000 on account of our common securities of the Trust, and all the outstanding Trust Preferred Capital Securities were likewise redeemed, thereby ending the entire arrangement.

Personnel

As of December 31, 2008, we had 46 full-time employees and 15 part-time employees. These employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be good.

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

We are subject to capital adequacy guidelines of the Federal Reserve. The guidelines apply on a consolidated basis and require bank holding companies to maintain a minimum ratio of Tier 1 capital to total assets of 4.0%. The minimum ratio is 3.0% for the most highly rated bank holding companies. The Federal Reserve’s capital adequacy guidelines also require bank holding companies to maintain a minimum ratio of qualifying total capital to risk-weighted assets of 8.0%, and a minimum ratio of Tier 1 capital to risk-weighted assets of 4.0%. As of December 31, 2008, the ratio of Tier 1 capital to total assets was 10.70%, the ratio of Tier 1 capital to risk-weighted assets was 24.51%, and the ratio of qualifying total capital to risk-weighted assets was 25.58%.

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

The Sarbanes-Oxley Act. The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) imposes a broad range of corporate governance and accounting requirements for public companies (including VSB Bancorp, Inc.) designed to promote honesty and transparency in corporate America. Among many other provisions, Section 404 of Sarbanes-Oxley requires that public company annual reports describe the responsibility of management to establish and maintain an internal control structure and contain an assessment of the effectiveness of the internal control structure and procedures of the issuer for financial reporting. The Securities and Exchange Commission had extended the deadline for non-accelerated filers (such as VSB Bancorp, Inc.) to comply with the requirements under Section 404. This is our second Annual Report for which we are required to include a report under Section 404 and we have included such a report as Item 8A of this Annual Report. We are not yet required to include an attestation by our independent registered public accountants as to management’s assessment under Section 404. Management’s assessment did not result in substantial additional cost because the financial nature of our business makes internal control and monetary reporting a fundamental component of the operation of much of our business. However, we anticipate that if the Securities and Exchange Commission requires that we include an accountant’s attestation of management’s assessment, as is currently planned for next year that would result in a substantial increase in our accounting and auditing expense.

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

At December 31, 2008, the Bank exceeded all of the capital ratio standards for a well-capitalized bank.

The following table shows the Bank’s actual capital amounts and ratios.

	Actual		For capital adequacy purposes		To be well-capitalized under prompt corrective action provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2008
Tier 1 Capital (to Average Assets)	$22,087,000	10.45%	$8,516,543	4.00%	$10,645,678	5.00%
Tier 1 Capital (to Risk Weighted Assets)	22,087,000	24.34%	3,681,128	4.00%	5,521,692	6.00%
Total Capital (to Risk Weighted Assets)	23,075,000	25.43%	7,362,255	8.00%	9,202,819	10.00%

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

With certain limited exceptions, the Bank may not make loans or extend credit for commercial, corporate or business purposes (including lease financing) to a single borrower, the aggregate amount of which would be in excess of 15% of the Bank’s net worth, on an unsecured basis, and 25% of the net worth if the excess is collateralized by readily marketable collateral or collateral otherwise having a value equal to the amount by which the loan exceeds 15% of the Bank’s net worth. Theses limits do not apply to loans made by VSB Bancorp, Inc. directly at the holding company level. The Bank currently complies with all applicable loans-to-one-borrower limitations and VSB Bancorp, Inc. has not made any loans in its own name except for its loan to its Employee Stock Ownership Plan.

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

At December 31, 2008, the Company and the Bank had capital levels which qualified them as “well-capitalized” institutions.

FDIC Insurance

The Bank is a member of the FDIC. As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the FDIC.

In late 2006, the FDIC imposed deposit insurance premium assessments for the first time in a number of years, effective beginning in 2007. Our FDIC insurance premium was $122,869 in 2008. In 2009, the FDIC has announced that institutions like our Bank will be subject to an assessment rate between seven (7) and twelve (12) basis points per annum. Additionally, the FDIC has proposed a special 20 basis point assessment, payable on September 30, 2009, with a potential additional 10 basis point special assessment at each quarter end, depending on the viability of the Bank Insurance Fund (“BIF”). The raising of the base assessment rates and the addition of these special assessments will significantly increase the expense to the Bank in 2009. We estimate that if our deposit levels and deposit composition remains the same, our assessment for FDIC insurance premiums in 2009 will be at least $260,000 and, if the 20 basis point special assessment is imposed, the assessment may increase to $600,000. Additional assessments, if any, would further increase our deposit insurance costs. On October 3, 2008, FDIC deposit insurance temporarily increased from $100,000 to $250,000 per depositor through December 31, 2009.

The FDIC has also recently increased insurance coverage on non-interest bearing demand accounts, Interest Only Lawyers Accounts (“IOLA”) and Negotiable Order of Withdrawal (“NOW”) accounts paying less than 50 basis points to an unlimited amount, but with the payment of an additional assessment fee. On December 5, 2008, the Bank “opted in” to the Temporary Account Guarantee Program, providing for the unlimited insurance coverage on non-interest bearing transaction, IOLA and NOW accounts but we opted out of the Debt Guarantee Program.

Although the increase in the amount of FDIC insurance available has no direct effect on our insurance premiums, the increase is likely to increase losses to the deposit insurance fund when banks fail. This could cause the FDIC to increase deposit insurance premiums on existing banks, or continue higher premium levels for a longer period of time, which would reduce our net income.

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

Troubled Asset Relief Program and Capital Purchase Program

The United States Department of the Treasury recently announced a Capital Purchase Program (“CPP”) in which the Treasury will purchase preferred stock from approved institutions, with certain limitations and restrictions. These programs are all entirely voluntary. VSB Bancorp, Inc. and Victory State Bank, have strong capital (Tier 1 Capital ratio in excess of 10% and Total Risk Based Capital ratio in excess of 25%). We have reported positive and increased quarterly earnings in 2008 and we did not originate or invest in subprime mortgages nor in FNMA and FHLMC preferred stock. Upon reviewing all of the details of the Treasury programs, we did not participate in these programs.

Brokered Deposits

Under federal law and applicable regulations, (i) a well capitalized bank may solicit and accept, renew or roll over any brokered deposit without restriction, (ii) an adequately capitalized bank may not accept, renew or roll over any brokered deposit unless it has applied for and been granted a waiver of this prohibition by the FDIC and (iii) an undercapitalized bank may not (x) accept, renew or roll over any brokered deposit or (y) solicit deposits by offering an effective yield that exceeds by more than 75 basis points the prevailing effective yields on insured deposits of comparable maturity in such institution’s normal market area or in the market area in which such deposits are being solicited. The term “undercapitalized insured depository institution” is defined to mean any insured depository institution that fails to meet the minimum regulatory capital requirement prescribed by its appropriate federal banking agency. The FDIC may, on a case-by-case basis and upon application by an adequately capitalized insured depository institution, waive the restriction on brokered deposits upon a finding that the acceptance of brokered deposits does not constitute an unsafe or unsound practice with respect to such institution. The Bank had no brokered deposits outstanding at December 31, 2008.

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

Assessments

Banking institutions are required to pay assessments to both the FDIC and the NYSBD to fund their operations. The assessments are based upon the amount of the Bank’s total assets. The Bank must also pay an examination fee to the NYSBD when they conduct an examination. The Bank paid federal and state assessments and examination fees of $161,783 in 2008.

Transactions with Related Parties

The Bank’s authority to engage in transactions with related parties or “affiliates” (i.e., any entity that controls or is under common control with an institution, including the Bank) or to make loans to certain insiders is limited by Sections 23A and 23B of the Federal Reserve Act. Section 23A limits the aggregate amount of transactions with any individual affiliate to 10% of the capital and surplus of the institution and also limits the aggregate amount of transactions with all affiliates to 20% of the institution’s capital and surplus.

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

Item 2. Properties.

At December 31, 2008, we conducted our business through five banking offices. Our main office and banking facility is at 4142 Hylan Boulevard.

Location	Description	Leased or Owned	Original Date Leased or Acquired	Date of Lease Expiration	Net Book Value of Leasehold Improvements at December 31, 2008

4142 Hylan Boulevard Staten Island, N.Y. 10308 (1)	Main Office	Leased	2005	3/25/2020	$1,972,655

755 Forest Avenue Staten Island, N.Y. 10310	Branch	Leased	1999	11/30/2013	$58,633

One Hyatt Street Staten Island, N.Y. 10301	Branch	Leased	1999	10/30/2014	$29,815

1762 Hylan Boulevard Staten Island, N.Y. 10305	Branch	Leased	2001	6/30/2016	$368,228

1766 Hylan Boulevard (2) Staten Island, N.Y. 10305	Retail Stores	Leased	2001	6/30/2016	$95,442

1065 Bay Street Staten Island, N.Y. 10305	Branch	Leased	2006	04/26/2021	$155,838

Total net book value					$2,680,611

(1)	In February 2007, we opened our new main office at 4142 Hylan Boulevard.

(2)	We leased the retail stores at 1766 Hylan Boulevard as a component of the lease for the 1762 Hylan Boulevard branch and we sublease the property to retail tenants.

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

IndyMac Bank, F.S.B. (“Old IndyMac”), was closed by the Office of Thrift Supervision (“OTS”) and the Federal Deposit Insurance Corporation (“FDIC”) was appointed as its conservator in July 2008. The OTS then created a new bank (“New IndyMac”) and many of the assets of Old IndyMac were transferred to New IndyMac. The Bank has been advised by opposing legal counsel that the claim in the litigation is owned by Old IndyMac, which is being liquidated by the FDIC. The Bank has been advised that the holder of the claim against the Bank intends to continue to pursue its claim against the Bank. The Bank intends to diligently defend the litigation. The litigation is in the discovery phase and depositions have not yet been held.

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

Item 4, Submission of Matters to a Vote of Security Holders.

None

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Our common stock is quoted on the NASDAQ Global Market (“NADAQ GM”) under the symbol “VSBN”. We were listed on the NASDAQ Global Market effective August 4, 2008, having been formerly listed on the NASDAQ Capital Market.

The following table reflects the high and low bid price for our common stock during each calendar quarter of the last two fiscal years. Such information is derived from quotations published by Bloomberg LP. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	2008

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

High Bid	$12.25	$10.25	$13.00	$11.24
Low Bid	$10.00	$9.09	$9.09	$8.00

	2007

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

High Bid	$15.20	$14.75	$13.65	$12.15
Low Bid	$14.27	$13.36	$11.76	$11.00

We have approximately 151 stockholders of record. We paid our first cash dividend of $0.06 per common share on January 2, 2008 to stockholders of record on November 29, 2007, and we paid quarterly dividends of $0.06 per share with respect to each calendar quarter thereafter through the end of 2008.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2008 to
October 31, 2008	24,900	$9.68	24,900	75,100
November 1, 2008 to
November 30, 2008	2,700	$9.75	27,600	72,400
December 1, 2008 to
December 31, 2008	13,823	$9.15	41,423	58,577

Total	41,423	$9.56	41,423	58,577

(1) On September 8, 2008, we announced a stock repurchase program for the repurchase of up to 100,000 shares of our common stock. All purchases shown in the table were pursuant to such plan.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

VSB Bancorp, Inc. (referred to using terms such as “we,” “us,” or the “Company”) is the holding company for Victory State Bank (the “Bank”), a New York State chartered commercial bank. Our primary business is owning all of the issued and outstanding stock of the Bank. Victory State Bank is a New York State chartered commercial bank, founded in November 1997. The Bank is supervised by the New York State Banking Department and the Federal Deposit Insurance Corporation (“FDIC”). The Bank gathers deposits from individuals and businesses primarily in Staten Island and makes loans throughout that community. The Bank invests funds that are not used for lending primarily in government securities, mortgage backed securities and collateralized mortgage obligations. Customer deposits are insured, up to the applicable limit, by the FDIC. VSB Bancorp, Inc. common stock is quoted on the NASDAQ Global Market (“NASDAQ GM”) under the symbol “VSBN”.

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

We experienced an overall increase in deposits in 2008 due to factors we discuss below. We opened our new main office in 2007. We anticipate that our existing branch network will generate an increase in funds for investment in the future.

In order to support branch expansion and asset growth, we had not paid cash dividends prior to the fourth quarter of 2007. Our Board of Directors approved our first $0.06 cash dividend to stockholders of record on November 29, 2007, payable on January 2, 2008 and we paid quarterly dividends of $0.06 per share with respect to each calendar quarter thereafter through the end of 2008. We paid $443,996 of dividends out of net income of $1,931,774, for a dividend payout ratio of 23%. Thus, we retained the majority of our net income to increase our capital base to support our efforts to expand our franchise in the future.

During 2008, we faced a number of challenges, including reduction in market interest rates that pushed down our yields on assets faster than our cost of funds, due to the downward pressure of deposit rates. The real estate market continued to soften, which reduced loan originations and deposit balances from our attorney customer base. However, the decrease in the prime rate also caused a decrease in yields on our existing prime based loans and originated new loans at lower initial interest rates.

Also important in 2008 was a shift in our deposit mix as we experienced a decline in non-interest bearing demand deposits accounts. This decline resulted from a number of factors including a reduction in real estate activity, which reduced demand deposits held in connection with pending real estate transactions; and a shift in customer preferences towards interest bearing accounts as the yields on those accounts increased to the point where they became desirable alternatives.

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

Asset/Liability Management

We maintain the interest rate sensitivity of our assets by investing primarily in CMO’s and MBS’s with short and intermediate average lives to generate cash flows and by originating and retaining primarily loans with interest rates based on the prime rate. As of December 31, 2008, prime based loans totaled $49,880,240, or 79.7% of total loans. Many of these prime based loans are subject to interest rate floors of 7.00% to 8.00%. We anticipate that we will continue to concentrate on originating prime based loans in our principal market areas. We also expect to continue to invest other available funds that we cannot invest in loans in short-term investment grade securities.

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

In the current interest rate environment, we generally have been investing available funds not needed for lending in CMOs and MBSs with estimated average lives of four and one-half years or less. As a result of this strategy, and based upon the assumptions used in the following table at December 31, 2008, our total interest-bearing liabilities maturing within one year exceeded our total interest-earning assets maturing in the same period by $28,841,502, representing a one year cumulative gap ratio of negative 14.53%. In many cases, a negative gap ratio means that in a falling rate environment, the interest that we pay on deposits will reprice downward faster than the rates we earn on assets. However, for a number of important reasons, that is not our recent experience during periods of declining interest rates.

•

The gap analysis shown in the table measures repricing during time periods of three months, one year, or longer. However, since most of our loans have interest rates based upon the prime rate and the interest rate adjusts immediately based upon the prime rate, a reduction in the target federal funds rate, which normally presages an immediate reduction in the prime rate, will have an immediate negative effect on our earnings the next business day if the loans do not have or have not reached an interest rate floor. It will take longer for that decline in market interest rates to affect deposit costs.

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

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2008 which we estimate, based upon certain assumptions, will mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown which mature during a particular period were determined in accordance with the earlier of estimated repayment or runoff or the contractual terms of the asset or liability. There can be no assurance that deposits would reprice to peer bank’s historical levels if interest rates were to increase. Certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets may have features which restrict changes in interest rates on a short-term basis and over the life of the asset. For example, if a prime rate loan has a minimum interest rate of 7.5%, an increase in a very low prime rate might not be sufficient to increase the interest rate on the loan to more than the minimum. Further, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the table. Finally, the ability of many borrowers to service their prime rate loans may decrease in the event of an interest rate increase.

	At December 31, 2008

	Three months or less	Four to twelve months	More than One year to five years	More than five years	Total

Interest-earning assets:
Commercial loans (1)	$58,689,472	$115,806	$486,008	$81,051	$59,372,337
Consumer loans (1)	4,545,019	452	97,446	162,015	4,804,932
Mortgage-backed securities	4,884,270	14,652,810	99,812,207	—	119,349,287
Other interest-earning assets	14,909,325	—	—	—	14,909,325
Investment securities	—	—	—	—	—

Total interest-earning assets	83,028,086	14,769,068	100,395,661	243,066	198,435,881
Less:
Unearned (discount) and deferred fees(2)	(57,616)	(172,848)	(115,717)	—	(346,181)

Net interest-earning assets	82,970,470	14,596,220	100,279,944	243,066	198,089,700

Interest-bearing liabilities:
Savings accounts	12,412,561	—	—	—	12,412,561
NOW accounts	17,636,154	—	—	—	17,636,154
Money market accounts	22,829,789	—	—	—	22,829,789
Certificate accounts	51,844,257	21,685,431	2,793,806	—	76,323,494
Subordinated debt	—	—	—	—	—

Total interest-bearing liabilities	104,722,761	21,685,431	2,793,806	—	129,201,998

Interest sensitivity gap	$(21,752,291)	$(7,089,211)	$97,486,138	$243,066	$68,887,702

Cumulative gap	$(21,752,291)	$(28,841,502)	$68,644,636	$68,887,702	$68,887,702

Cumulative gap as a percentage of total interest-earning assets	-10.96%	-14.53%	34.59%	34.72%	34.72%
Cumulative net interest-earning assets as a percentage of total interest-bearing liabilities	79.23%	77.18%	153.13%	153.32%	153.32%

(1)	For purposes of the gap analysis, mortgage and other loans are reduced for non-performing loans but are not reduced for the allowance for possible loan losses.

(2)	For purposes of the gap analysis, unearned discount and deferred fees are pro-rated.

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

Average Balance Sheet

The following table sets forth certain information relating to our consolidated statements of financial condition and the consolidated statements of earnings for the fiscal years ended December 31, 2008, 2007 and 2006 and reflects the average yield on assets and average cost of liabilities for the period indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The average balance of loans receivable does not include loans on which we have discontinued accruing interest. The yields and costs include net fees, which are considered adjustments to yields. No tax equivalent adjustments have been made.

	Year Ended December 31, 2008				Year Ended December 31, 2007				Year Ended December 31, 2006

	Average Balance		Interest	Yield/ Cost	Average Balance		Interest	Yield/ Cost	Average Balance		Interest	Yield/ Cost

Assets:
Interest-earning assets:
Loans receivable	$64,186,215		$5,078,576	7.91%	$61,107,477		$5,980,133	9.79%	$69,711,760		$6,985,200	10.02%
Other interest earning assets	14,864,864		237,490	1.60	20,652,598		994,334	4.81	18,737,570		887,663	4.74
Investment securities	119,976,379		5,699,228	4.75	112,178,675		5,303,886	4.73	114,180,350		5,201,089	4.56

Total interest-earning assets	199,027,458		11,015,294	5.53	193,938,750		12,278,353	6.33	202,629,680		13,073,952	6.45

Non-interest earning assets	11,105,146				14,624,973				14,291,015

Total assets	$210,132,604				$208,563,723				$216,920,695

Liabilities and equity:
Interest-bearing liabilities:
Savings accounts	$12,046,954		76,011	0.63	$11,942,515		97,900	0.82	$13,421,670		85,413	0.64
Time accounts	69,562,982		1,615,142	2.32	66,237,498		2,436,688	3.68	70,221,095		2,301,764	3.28
Money market accounts	21,092,188		310,714	1.47	21,366,204		439,236	2.06	19,357,106		352,956	1.82
Now accounts	17,607,727		127,066	0.72	19,258,479		131,634	0.68	21,508,418		107,973	0.50
Short Term Borrowings	—		—	—	—		—	—	19,178		1,112	5.80
Subordinated debt	3,098,634		214,685	6.91	5,155,000		356,159	6.91	5,155,000		356,159	6.91

Total interest-bearing liabilities	123,408,485		2,343,618	1.90	123,959,696		3,461,617	2.79	129,682,467		3,205,377	2.47

Checking accounts	63,545,525				63,596,060				68,870,282

Total	186,954,010				187,555,756				198,552,749
Other liabilities	1,308,257				1,909,693				2,529,839

Total liabilities	188,262,267				189,465,449				201,082,588
Equity	21,870,337				19,098,274				15,838,107

Total liabilities and equity	$210,132,604				$208,563,723				$216,920,695

Net interest income/net interest rate spread			$8,671,676	3.63%			$8,816,736	3.54%			$9,868,575	3.98%

Net interest earning assets/net interest margin	$75,618,973			4.36%	$69,979,054			4.55%	$72,947,213			4.87%

Ratio of interest-earning assets to to interest-bearing liabilities	1.61	x			1.56	x			1.56	x

Return On Average Assets:				0.92%				0.98%				1.17%

Return On Average Equity:				8.83%				10.72%				16.07%

Equity To Assets:				10.91%				10.25%				8.18%

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

	Year Ended December 31, 2008 Compared to December 31, 2007 Increase/(Decrease) In Net Interest Income			Year Ended December 31, 2007 Compared to December 31, 2006 Increase/(Decrease) In Net Interest Income			Year Ended December 31, 2006 Compared to December 31, 2005 Increase/(Decrease) In Net Interest Income

	Due to			Due to			Due to

	Volume	Rate	Net	Volume	Rate	Net	Volume	Rate	Net

Interest-earning assets:
Loans receivable	$301,408	($1,202,965)	($901,557)	($862,149)	($142,918)	($1,005,067)	($147,482)	$1,304,344	$1,156,862
Other interest-earning assets	(278,390)	(478,454)	(756,844)	90,772	15,899	106,671	17,438	284,713	302,151
Investment securities, afs	368,831	26,511	395,342	(91,276)	194,073	102,797	(27,019)	357,473	330,454

Total	391,850	(1,654,909)	(1,263,059)	(862,653)	67,054	(795,599)	(157,062)	1,946,529	1,789,467

Interest-bearing liabilities:
Savings accounts	856	(22,745)	(21,889)	(9,467)	21,954	12,487	(11,619)	17,959	6,340
Time accounts	122,378	(943,924)	(821,546)	(130,662)	265,586	134,924	202,996	898,202	1,101,198
Money market accounts	(5,645)	(122,877)	(128,522)	36,566	49,714	86,280	(16,260)	139,310	123,050
Now accounts	(11,225)	6,657	(4,568)	(11,250)	34,911	23,661	(12,967)	16,320	3,353
Short term borrowings	—	—	—	(1,112)	—	(1,112)	1,112	—	1,112
Subordinated debt	(141,474)	—	(141,474)	—	—	—	—	—	—

Total	(35,110)	(1,082,889)	(1,117,999)	(115,925)	372,165	256,240	163,262	1,071,792	1,235,053

Net change in net interest income	$426,959	($572,019)	($145,060)	($746,728)	($305,110)	($1,051,839)	($320,324)	$874,737	$554,414

Effect of Adverse Conditions in the Residential Mortgage Market

We do not expect that adverse conditions in the residential mortgage market throughout the United States will have a direct adverse effect on our financial condition or results of operations. We are not a residential mortgage lender. At December 31, 2008, we owned $120.3 million of securities that are either collateralized by residential mortgage loans or that represent shares in pools of such loans. However, 95.0% of those securities are issued or guaranteed by FNMA, GNMA or FHLMC. The remainder of the securities’ portfolio are all investment grade fixed-rate securities rated AAA that are at least five years old. None of those securities have experienced ratings downgrades. We do not hold any loans in our portfolio of the type that are commonly known as subprime residential mortgage loans

However, many of our customers, both loan and deposit customers, are involved in the residential construction business in Staten Island. We believe that the turmoil in the national housing and residential mortgage markets has had an adverse effect on some of our customers. An apparent slow down in the local housing market and a noticeable reduction in the availability of residential mortgage loans seems to have had an adverse effect on our customers and reduced their business activity. We believe that this, in turn, has caused a reduction in their demand for loans from us, such as construction loans to build new homes. It also appears to have adversely affected the level of deposits they maintain. Furthermore, as the housing market has slumped, we have become more selective in our origination of construction loans, making it more difficult to deploy funds from lower yielding securities investments into higher yielding loans.

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

The decline in loan yields and earnings on overnight investments was more rapid than the decline in our cost of funds for a number of reasons. Approximately one-third of our deposits are interest-free checking accounts and the rates on those accounts (already at zero) do not decline as market rates decline. The rates we pay on interest-bearing deposits, because of their lower starting point, cannot be reduced by as much as the basis point decline in market rates because of the need to maintain customer relationships, competitive pressures and the simple fact that if we price our time deposit rate at, hypothetically, 50% of the prime rate, and the prime rate declines 100 basis points, then the time deposit rate only declines 50 basis points. In addition, customers have the ability to exercise discretion in moving funds between different types of deposits to maximize their interest earnings.

One tool we use to manage market interest rate declines is the imposition of interest rate floors on our prime-based loans. For most of our loans, once the prime rate falls below 6% (which occurred on March 18, 2008), the interest rate remains at 7% per annum regardless of further declines in interest rates. The interest rate floors are one reason for the increase in our spread that we have recently experienced, with spread being 3.13% for the first quarter of 2008, increasing to 3.50% in the second quarter, 3.84% in the third quarter and dropping to 3.73% in the fourth quarter.

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

Comparative Results for the Years Ended December 31, 2008 and December 31, 2007

General. We had net income of $1,931,744 for the year ended December 31, 2008, as compared to net income of $2,047,226 for the year ended December 31, 2007. The principal categories which make up the 2008 net income are:

•	Interest income of $11,015,294

•	Reduced by interest expense of $2,343,618

•	Reduced by provision for loan losses of $285,000

•	Increased by non-interest income of $2,400,915

•	Reduced by non-interest expense of $7,339,594

•	Reduced by $1,516,253 in income tax expense.

          We discuss each of these categories individually and the reasons for the differences between the years ended December 31, 2008 and 2007 in the following paragraphs. The most significant factors that caused changes in net interest income from 2007 to 2008 were a reduction in the yield on interest-earning assets, primarily in the loan portfolio and other-interest earning assets, which reduced interest income, partially offset by the decrease in interest expense due to the drop in the cost of deposits and further partially offset by an increase in average interest-earning assets.

          Interest Income. Interest income was $11,015,294 for the year ended December 31, 2008, compared to $12,278,353 for the year ended December 31, 2007, a decrease of $1,263,059, or 10.3%. The principal reasons for this decrease were a 188 basis point decrease in the yield on our loan portfolio and a 321 basis point decrease in the yield of other-interest earning assets (principally overnight investments), due principally to declines in market interest rates. The decrease was partially offset by the higher average balance of the investment security portfolio with a higher yield, as we reduced other interest earning assets and reallocated the funds to increase the average balance of investment securities. As a result, the average balance of overnight investments decreased by $5,787,734.

The average yield on our investment securities portfolio increased 2 basis points, from 4.73% to 4.75%, due to the purchase of new investment securities at slightly higher market rates than the yields on the principal paydowns we received. The yield on investment securities did not decrease as did the yields on other interest earning assets because most of the bonds and notes in our investment portfolio have either fixed interest rates or interest rates that react more slowly to changes in market interest rate conditions. The average balance of our investment portfolio increased by $7,797,704, or 7.0%, between the periods. The increase in volume and the increase in yield resulted in an overall $395,342 increase in interest income from investment securities. The investment securities portfolio represented 89.0% of average non-loan interest earning assets in the 2008 period compared to 84.5% in the 2007 period.

          Interest Expense. Interest expense was $2,343,618 for 2008, compared to $3,461,617 for 2007, a decrease of $1,117,999 or 32.3%. The decrease was primarily the result of the repayment of the subordinated debt in August 2008 coupled with a decrease in the rates we paid on deposits, specifically time deposits (136 basis point decrease) and money market accounts (59 basis point decrease). Our average cost of funds, excluding the effect of interest-free demand deposits, decreased to 1.90% from 2.79% between the periods due to the decline in market interest rates.

          Net Interest Income Before Provision for Loan Losses. Net interest income before the provision for loan losses was $8,671,676 for 2008, a decrease of $145,060, or 1.7%, compared to $8,816,736 of net interest income we had for 2007. The decrease was driven primarily by the decrease in the yield on average interest-earning assets coupled with the decrease in the average cost of funds. Our interest rate spread increased by 9 basis points from 3.54% at December 31, 2007 to 3.63% at December 31, 2008. We were able to increase the spread due to our ability to maintain the yield on our investment securities portfolio and the re-allocation of lower yielding overnight deposits to investment securities. Our net interest margin, which includes the effect of interest-free demand deposits and capital as funding sources, decreased to 4.36% in the year end 2008 from 4.55% in the same period of 2007, principally because interest free deposits and capital are less valuable as funding sources when they are invested at the lower yields available in 2008. The prime rate, which is the index used to adjust interest rates on many of our loans, was 3.25% at the end of 2008, as compared to 7.25% at the end of 2007. Although our prime-based loans primarily have interest rates with a margin of 100 to 150 basis points above the prime rate, many have interest rate floors so that the rates on the loans cannot decline below 7.00% to 7.50%.

          Provision for Loan Losses. We took a provision for loan losses of $285,000 for the year ended December 31, 2008 compared to a credit provision for loan losses of $5,000 for the year ended December 31, 2007. The increase in the provision was the result of an increase in loan delinquencies and charge-offs. The provision for loan losses in any period depends upon the amount necessary to bring the allowance for loan losses to the level management believes is appropriate, after taking into account charge offs and recoveries. Our allowance for loan losses is based on management’s evaluation of probable incurred losses on loans. Management periodically evaluates both broad categories of performing loans and problem loans individually to assess the appropriate level of the allowance.

          Although management uses available information to assess the appropriateness of the allowance on a quarterly basis in consultation with outside advisors and the board of directors, changes in national or local economic conditions, the circumstances of individual borrowers, or other factors, may change, increasing the level of problem loans and requiring an increase in the level of the allowance. The allowance for loan losses represented 1.49% of total loans at December 31, 2008, but there can be no assurance that a higher level, or a higher provision for loan losses, will not be necessary in the future.

          Non-interest Income. Non-interest income was $2,400,915 for the year ended December 31, 2008, compared to $2,173,392 during the same period last year, an increase of 10.5%. The $227,523, or 10.8%, increase in non-interest income was a direct result of a $326,070 increase in service charges on deposits and an increase in net rental income of $52,710, partially offset by a decrease of $151,257 in other income. Service fees on deposit accounts, principally non-sufficient funds fees, increased from 2007 to 2008 due to an increase in the number of non-sufficient fund transactions coupled with our decision to increase per item charges for both insufficient fund and bounced check fees and other deposit fees in March of 2008. The increase in net rental income was due to the occupancy of one of the Bank’s subleased properties. The decrease in other income was a result of the loss of a check cashing customer and the fee income associated with that business.

          Non-interest Expense. Non-interest expense was $7,339,594 for the year ended December 31, 2008, compared to $7,274,391 for the year ended December 31, 2007, an increase of 0.9%. The principal causes of the $65,203 increase were:

•	$116,262 increase in occupancy expenses principally due to higher utility bills;

•	$86,798 increase in legal expenses primarily due to increased collection costs and in 2007 we received reimbursement from our insurance company of legal fees previously expensed;

•

$111,466 increase in other expenses due to an increase in advertising expenses in connection with the Bank’s new advertising campaign and a $40,110 recovery in 2007 of part of a reserve expensed in 2005 for a legal claim that we settled for less than the reserve in 2007; and

•	$286,056 decrease in salaries and benefits expense, due in part to the retirement of the former president and reduced incentive and ESOP compensation expense.

          Income Tax Expense. Income tax expense was $1,516,253 for the year ended December 31, 2008, compared to income tax expense of $1,673,511 for the year ended December 31, 2007, a decrease of 9.4%. The decrease in income tax expense was due to the $272,740 decrease in income before income taxes in the 2008 and a decrease in our effective tax rate for the year ended December 31, 2008 to 44.0% from 45.0% for the year ended December 31, 2007.

Changes in Financial Condition

          Total assets were $212,657,728 at December 31, 2008, an increase of $8,864,159 or, 4.4%, from December 31, 2007. The increase resulted from the investment of funds available to us as the result of an increase in deposits. The deposit increase was caused generally by our efforts to grow our franchise and specifically by the deposit increases at our branch offices. We invested these funds primarily in investment securities available for sale. The net increase in assets can be summarized as follows:

•	A $3,543,344 net increase in cash and cash equivalents.

•	A $2,474,471 net increase in investment securities available for sale and

•	A $3,960,909 net increase in net loans receivable.

          In addition, we also experienced changes in other asset categories due to normal fluctuations in operations.

          Our deposits (including escrow deposits) were $188,109,449 at December 31, 2008, an increase of $11,775,006 or 6.9%, from December 31, 2007. The increase in deposits resulted from increases of $11,584,930 in time deposits, $1,063,450 in savings accounts, $2,295,068 in money market and $705,041 in NOW, partially offset by a decrease of $3,873,483 in non-interest demand deposits.

          Total stockholders’ equity was $23,203,767 at December 31, 2008, an increase of $2,319,962, or 11.1%, from December 31, 2007. The increase reflected (i) net income of $1,931,744 for the year ended December 31, 2008, (ii) an increase of additional paid in capital of $164,857 due to the exercise by management and directors of 23,375 options previously granted under our stock option plans, (iii) an increase of net unrealized gain on securities available for sale of $966,135 and (iv) a reduction of $169,077 in Unearned ESOP shares reflecting the gradual payment of the loan we made to fund the ESOP’s purchase of our stock. These increases were partially offset by $443,996 of dividends paid, representing the four $0.06 per share quarterly, cash dividends declared in 2008.

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

          In 2008, we had a net increase in total deposits of $11,775,006 due to increases of $11,584,930 in time deposits, $1,063,450 in savings accounts, $2,295,068 in money market and $705,041 in NOW, partially offset by a decrease of $3,873,483 in non-interest demand deposits. We also received proceeds from repayment of investment securities of $25,554,513. We used $26,157,422 of available funds to purchase new investment securities, $5,155,000 to repay our subordinated debt and we had a net loan increase of $3,960,909.

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

          In 2008, we experienced an increase of $3,543,344 in cash and equivalents because of the increase in deposits. Total cash and equivalents at December 31, 2008 were $21,240,223.

          In 2007, we experienced a net decline of $7,666,190 in cash and equivalents because of our strategy to invest available cash in investments as opposed to lower yielding overnight deposits to the extent not needed to fund the deposit outflow. Total cash and equivalents at December 31, 2007 were $17,696,879.

          At year end 2008, cash and cash equivalents represented 10% of total assets. We anticipate, based upon historical experience that these funds, combined with cash inflows we anticipate from payments on our loan and investment securities portfolios, will be sufficient to fund loan growth and unanticipated deposit outflows. As a secondary source of liquidity, at year end 2008 we had in excess of $120 million of investment securities classified available for sale. The disposition of these securities prior to maturity is an option available to us in the event, which we believe is unlikely, that our primary sources of liquidity and expected cash flows are insufficient to meet our need for funds. We do not anticipate a need for additional capital resources and do not expect to raise funds through a stock offering in the near future. As a result of our strong capital resources and available liquidity, we did not participate in the Treasury Departments TARP Capital Purchase Program. We have sufficient resources to allow us to continue to make loans as appropriate opportunities arise without having to rely on government funds to support our lending activities.

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

          The FDIC has recently instituted the Temporary Liquidity Guarantee Program in which the FDIC will guarantee, with certain limitations, all senior unsecured debt of eligible financial institutions. We do not expect to avail ourselves of this program because we believe that our liquid assets and our ability to obtain funds through traditional channels are more than sufficient to provide the liquidity we need.

The following table sets forth our contractual obligations and commitments for future lease payments, time deposit maturities and loan commitments.

Contractual Obligations and Commitments at December 31, 2008

Contractual Obligations	Payment due by Period

	Less than One Year	One to three years	Four to five years	After five years	Total Amounts committed

Minimum annual rental payments under non-cancelable operating leases	$399,063	$818,018	$846,968	$1,790,340	$3,854,389
Remaining contractual maturities of time deposits	73,529,688	1,141,951	1,651,855	—	76,323,494

Total contractual cash obligations	$73,928,751	$1,959,969	$2,498,823	$1,790,340	$80,177,883

Other commitments	Amount of commitment Expiration by Period

	Less than One Year	One to three years	Four to five years	After five years	Total Amounts committed

Loan commitments	$21,583,258	$3,637,653	$499,000	$—	$25,719,911

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

Item 8.

The company’s financial statements appear on the following pages:

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
VSB Bancorp, Inc.
Staten Island, New York

We have audited the accompanying consolidated statements of financial condition of VSB Bancorp, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of earnings, stockholders’ equity and comprehensive income, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of VSB Bancorp, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Horwath LLP

Livingston, New Jersey
March 16, 2009

VSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 2008 AND 2007

	2008	2007

ASSETS
Cash and cash equivalents	$21,240,223	$17,696,879
Investment securities, available for sale	120,288,588	117,814,117
Loans receivable (net of allowance for loan losses of $987,876 and $927,161, respectively)	65,258,776	61,445,917
Accrued interest receivable	723,473	799,249
Premises and equipment, net	3,695,822	3,931,679
Prepaid and other assets	925,007	1,114,431
Deferred income taxes, net	525,839	991,297

Total assets	$212,657,728	$203,793,569

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits
Non-interest bearing	$58,907,451	$62,780,934
Interest bearing	129,201,998	113,553,509

Total deposits	188,109,449	176,334,443
Subordinated debt	—	5,155,000
Accounts payable, accrued expenses and other liabilities	1,344,512	1,420,321

Total liabilities	189,453,961	182,909,764

Commitments and contigent liabilities (Note 12)	—	—

STOCKHOLDERS’ EQUITY
Common stock ($.0001 par value, 3,000,000 shares authorized, 1,923,884 issued, 1,882,461 outstanding at December 31, 2008; 1,900,509 issued and outstanding at December 31, 2007)	192	190
Additional paid-in capital	9,200,010	9,107,119
Retained earnings	14,714,143	13,226,395
Treasury stock, at cost (41,423 shares at December 31, 2008)	(395,891)	—
Unearned Employee Stock Ownership Plan shares	(901,750)	(1,070,827)
Accumulated other comprehensive gains(loss), net of taxes of $488,735 and ($330,668), respectively	587,063	(379,072)

Total stockholders’ equity	23,203,767	20,883,805

Total liabilities and stockholders’ equity	$212,657,728	$203,793,569

VSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF EARNINGS FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007

INTEREST INCOME:
Loans receivable	$5,078,576	$5,980,133
Investment securities	5,699,228	5,303,886
Other interest income	237,490	994,334

Total interest income	11,015,294	12,278,353
INTEREST EXPENSE:
Deposits	2,128,933	3,105,458
Subordinated Debt	214,685	356,159

Total interest expense	2,343,618	3,461,617
Net interest income	8,671,676	8,816,736
PROVISION (CREDIT) PROVISION FOR LOAN LOSSES	285,000	(5,000)

Net interest income after provision for loan losses	8,386,676	8,821,736

NON-INTEREST INCOME:
Deposit service fees	2,120,769	1,794,699
Other income	280,146	378,693

Total non-interest income	2,400,915	2,173,392

NON-INTEREST EXPENSES:
Salaries and employee benefits	3,514,898	3,800,954
Occupancy and equipment	1,469,898	1,353,636
Data processing service fees	245,014	258,881
Legal fees	189,118	102,320
Professional fees	256,500	207,200
Director fees	217,450	216,150
Supplies and service	324,546	349,737
Checkbook charges	124,196	156,007
Other	997,974	829,506

Total non-interest expenses	7,339,594	7,274,391

INCOME BEFORE INCOME TAXES	3,447,997	3,720,737

PROVISION/(BENEFIT) FOR INCOME TAXES:
Current	1,870,198	1,507,173
Deferred	(353,945)	166,338

Total income taxes	1,516,253	1,673,511

NET INCOME	$1,931,744	$2,047,226

Earnings per share:
Basic	$1.04	$1.12

Diluted	$1.03	$1.09

Comprehensive income	$2,897,879	$3,048,032

See notes to consolidated financial statements.

VSB BANCORP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME FOR
THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	Number of Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock, at cost	Unearned ESOP Shares	Other Comprehensive Gain / (Loss)	Total Stockholders’ Equity

Balance at December 31, 2006	1,891,759	$189	$8,667,665	$11,293,200	$—	$(1,239,905)	$(1,379,878)	$17,341,271

Exercise of stock options, including tax benefit	8,750	1	77,832					77,833
Stock-based compensation			162					162
Amortization of earned portion of ESOP common stock						169,078		169,078
Amortization of cost over fair value - ESOP			(37,566)					(37,566)
Transfer from ESOP repuchase obligation			399,026					399,026
Cash dividends declared ($0.06 per share)				(114,031)				(114,031)
Comprehensive income:
Net income				2,047,226				2,047,226
Other comprehensive income, net:
Change in unrealized loss on securities available for sale, net of tax effects	—	—	—	—	—	—	1,000,806	1,000,806

Total comprehensive income								3,048,032

Balance at December 31, 2007	1,900,509	$190	$9,107,119	$13,226,395	$—	$(1,070,827)	$(379,072)	$20,883,805

Exercise of stock options, including tax benefit	23,375	2	164,857					164,859
Stock-based compensation			1,278					1,278
Amortization of earned portion of ESOP common stock						169,077		169,077
Amortization of cost over fair value - ESOP			(73,244)					(73,244)
Cash dividends declared ($0.24 per share)				(443,996)				(443,996)
Purchase of treasury stock, at cost	(41,423)				(395,891)			(395,891)
Comprehensive income:
Net income				1,931,744				1,931,744
Other comprehensive income, net:
Change in unrealized loss on securities available for sale, net of tax effects	—	—	—	—	—	—	966,135	966,135

Total comprehensive income								2,897,879

Balance at December 31, 2008	1,882,461	$192	$9,200,010	$14,714,143	$(395,891)	$(901,750)	$587,063	$23,203,767

See notes to consolidated financial statements.

VSB BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2008 and 2007

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,931,744	$2,047,226
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	630,692	617,958
Accretion of discount, net amortization of premium	(222,974)	(227,323)
ESOP compensation expense	95,833	131,512
Stock-based compensation expense	1,278	162
Provision/(credit) for loan losses	285,000	(5,000)
Gain loss on the sale of other assets	—	(6,118)
Changes in operating assets and liabilities:
Decrease/(increase) in prepaid and other assets	189,424	(178,762)
Decrease in accrued interest receivable	75,776	6,432
(Increase)/decrease in deferred income taxes	(353,945)	166,338
Decrease in accrued expenses, income tax payable and other liabilities	(75,809)	(885,991)

Net cash provided by operating activities	2,557,019	1,666,434

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase)/decrease in loans receivable	(3,960,909)	4,023,211
Proceeds from repayments and calls of investment securities, available for sale	25,554,513	36,847,421
Purchase of investment securities, available for sale	(26,157,422)	(38,972,061)
Purchases of premises and equipment, net	(394,835)	(846,290)

Net cash (used in)/provided by investing activities	(4,958,653)	1,052,281

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase/(decrease) in deposits	11,775,006	(10,348,707)
Payment of subordinated debt	(5,155,000)	—
Cash dividends paid	(443,996)	(114,031)
Exercise of stock options	164,859	77,833
Purchase of treasury stock, at cost	(395,891)	—

Net cash provided by/(used in) financing activities	5,944,978	(10,384,905)

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	3,543,344	(7,666,190)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	17,696,879	25,363,069

CASH AND CASH EQUIVALENTS, END OF YEAR	$21,240,223	$17,696,879

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$2,594,736	$3,584,628

Income taxes	$1,697,259	$1,829,292

Transfer of construction in progress to premises and equipment from other assets	$—	$2,142,866

See notes to consolidated financial statements.

VSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2008 and 2007

1.	GENERAL

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

          Through the Bank, the Company is primarily engaged in the business of commercial banking, and to a lesser extent retail banking. The Bank gathers deposits from individuals and businesses primarily in Staten Island, New York and makes loans throughout that community. Therefore, the Company’s exposure to credit risk is significantly affected by changes in the local Staten Island economic and real estate markets. The Bank invests funds that are not used for lending primarily in government securities, mortgage backed securities and collateralized mortgage obligations. Customer deposits are insured, up to the applicable limit, by the Federal Deposit Insurance Corporation (“FDIC”). The Bank is supervised by the New York State Banking Department and the FDIC.

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

          Cash and Cash Equivalents – Cash and cash equivalents consists of cash on hand, due from banks and interest-bearing deposits. Net cash flows are reported for customer loan and deposit transactions and interest-bearing deposits with original maturities of 90 days or less. Regulation D of the Board of Governors of the Federal Reserve System requires that Victory State Bank maintain non-interest-bearing deposits or cash on hand as reserves against its demand deposits. The amount of reserves which Victory State Bank is required to maintain depends upon its level of transaction accounts. During the fourteen day period from December 18, 2008 through December 31, 2008, Victory State Bank was required to maintain reserves, after deducting vault cash, of $2,922,000. Reserves are required to be maintained on a fourteen day basis, so, from time to time, Victory State Bank may use available cash reserves on a day to day basis, so long as the fourteen day average reserves satisfy Regulation D requirements. Victory State Bank is required to report transaction account levels to the Federal Reserve on a weekly basis.

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

          The Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no affect on the Company’s financial statements.

          The Company recognizes interest and/or penalties related to income tax matters in income tax expense.

          Financial Instruments - In the ordinary course of business, the Company has entered into off-balance sheet financial instruments, primarily consisting of commitments to extend credit.

          Basic and Diluted Net Income Per Common Share - Basic net income per share of common stock is based on 1,854,339 shares and 1,831,180 shares, the weighted average number of common shares outstanding for the years ended December 31, 2008 and 2007, respectively. Diluted net income per share of common stock is based on 1,881,782 and 1,877,605, the weighted average number of common shares and potentially dilutive common shares outstanding for the years ended December 31, 2008 and 2007, respectively. The weighted average number of potentially dilutive common shares excluded in calculating diluted net income per common share due to the anti-dilutive effect is 50,207 and 54,013 shares for the years ended December 31, 2008 and 2007, respectively. Common stock equivalents were calculated using the treasury stock method.

          The reconciliation of the numerators and the denominators of the basic and diluted per share computations for the years ended December 31, are as follows:

	2008			2007

	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount

Basic earnings per common share

Net income available to common stockholders	$1,931,744	1,854,339	$1.04	$2,047,226	1,831,180	$1.12

Effect of dilutive shares

Weighted average shares, if converted		27,443			46,425

Diluted earnings per common share

Net income available to common stockholders	$1,931,744	1,881,782	$1.03	$2,047,226	1,877,605	$1.09

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

          Recently-Adopted Accounting Standards - SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115.” SFAS 159 permits entities to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. The fair value option (i) may be applied instrument by instrument, with certain exceptions, (ii) is irrevocable (unless a new election date occurs) and (iii) is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective for the Company on January 1, 2008. The Company chose not to exercise the fair value option permitted it under SFAS 159.

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

          In December 2007, the SEC issued SAB No. 110, which expresses the views of the SEC regarding the use of a “simplified” method, as discussed in SAB No. 107, in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123(R), Share-Based Payment. The SEC concluded that a company could, under certain circumstances, continue to use the simplified method for share option grants after December 31, 2007. The Company does not use the simplified method for share options and therefore SAB No. 110 has no impact on the Company’s consolidated financial statements.

          Recently-Issued Accounting Standards - In December 2007, the FASB issued FAS No. 141 (revised 2007), Business Combinations (“FAS 141(R)”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. FAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this standard is not expected to have a material effect on the Corporation’s results of operations or financial position.

          In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160”), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. FAS No. 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited and the Corporation does not expect the adoption of FAS No. 160 to have a significant impact on its results of operations or financial position.

          In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133”. FAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 for derivative instruments and hedging activities. FAS No. 161 requires qualitative disclosure about objectives and strategies for using derivative and hedging instruments, quantitative disclosures about fair value amounts of the instruments and gains and losses on such instruments, as well as disclosures about credit-risk features in derivative agreements. FAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of this standard is not expected to have a material effect on the Corporation’s results of operations or financial position.

3.	INVESTMENT SECURITIES, AVAILABLE FOR SALE

          The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income/(loss) were as follows at December 31, 2008 and 2007:

	December 31, 2008

	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses

US Government Agency	$—	$—	$—
FNMA MBS	6,690,594	82,351	(38,079)
FHLMC MBS	37,642	232	—
GNMA MBS	1,632,790	56,026	—
Whole Loan MBS	2,559,037	—	(61,928)
Collateralized mortgage obligations	109,368,525	1,477,051	(439,855)

	$120,288,588	$1,615,660	$(539,862)

	December 31, 2007

	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses

US Government Agency	$—	$—	$—
FNMA MBS	5,746,955	22,013	(37,741)
FHLMC MBS	162,752	1,239	—
GNMA MBS	1,849,267	—	(43,682)
Whole Loan MBS	3,103,907	—	(31,195)
Collateralized mortgage obligations	106,951,236	512,550	(1,132,924)

	$117,814,117	$535,802	$(1,245,542)

          The tax benefits related to these net unrealized gains and losses were $488,735 and $330,668 at December 31, 2008 and 2007, respectively.

          The following table shows the gross unrealized losses and estimated fair value of the Company’s investments, aggregated by investment category and length of time that an individual security has been in the continuous unrealized loss position at December 31, 2008 and 2007:

December 31, 2008	Less than 12 months		More than 12 months		Total

	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

US Government Agency	$—	$—	$—	$—	$—	$—
FHLMC MBS	—	—	—	—	—	—
FNMA MBS	3,674,817	(34,814)	251,470	(3,265)	3,926,287	(38,079)
GNMA MBS	—	—	—	—	—	—
Whole Loan MBS	1,451,015	(54,787)	1,108,022	(7,141)	2,559,037	(61,928)
Collateralized mortgage obligations	13,662,143	(76,957)	8,808,164	(362,898)	22,470,307	(439,855)

	$18,787,975	$(166,558)	$10,167,656	$(373,304)	$28,955,631	$(539,862)

December 31, 2007	Less than 12 months		More than 12 months		Total

	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

US Government Agency	$—	$—	$—	$—	$—	$—
FHLMC MBS	—	—	—	—	—	—
FNMA MBS	—	—	3,008,560	(37,741)	3,008,560	(37,741)
GNMA MBS	—	—	1,849,267	(43,682)	1,849,267	(43,682)
Whole Loan MBS	—	—	3,103,907	(31,195)	3,103,907	(31,195)
Collateralized mortgage obligations	3,494,339	(10,274)	52,924,757	(1,122,650)	56,419,096	(1,132,924)

	$3,494,339	$(10,274)	$60,886,491	$(1,235,268)	$64,380,830	$(1,245,542)

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

          At December 31, 2008, the unrealized loss on investment securities was caused by interest rate increases. We expect that these securities, at maturity, will not be settled for less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold these securities until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired. At December 31, 2008, there were thirty three debt securities with unrealized losses with aggregate depreciation of 5% or more from the Company’s amortized cost basis. As the market value decline of these securities is caused by interest rate increases and management has the ability to hold these securities until maturity, or for the foreseeable future, if classified as available for sale, these securities are not deemed to be other-than-temporarily impaired.

          The maturity schedule of all investment securities available for sale at amortized cost and estimated fair values for December 31, 2008 was as follows:

Securities, Available for Sale Expected Maturity	Amortized Cost	Estimated Fair Value

Less than one year	$37,411	$37,643
Due after one year through five years	4,084,755	4,108,703
Due after five years through ten years	54,005,951	54,539,994
Due after ten years	61,084,673	61,602,248

	$119,212,790	$120,288,588

          Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

          Securities pledged at year end 2008 and 2007 had a carrying amount of $48,483,833 and $49,131,585, respectively and were pledged to secure public deposits and balances in excess of the deposit insurance limit on certain customer accounts.

4.	LOANS RECEIVABLE, NET

          Loans receivable, net at December 31, 2008 and 2007 are summarized as follows:

	2008	2007

Commercial loans (principally variable rate):
Secured	$1,177,796	$1,171,152
Unsecured	9,558,296	10,981,044

Total commercial loans	10,736,092	12,152,196

Real estate loans:
Commercial	39,918,879	31,607,039
One-to-four family	2,548,159	2,314,716

Total real estate loans	42,467,038	33,921,755

Construction loans (net of undisbursed funds of $5,270,500 and $7,717,362, respectively)	11,896,432	15,109,593

Consumer loans	599,293	566,356
Other loans	757,481	827,122

	1,356,774	1,393,478

Total loans receivable	66,456,336	62,577,022

Less:
Unearned loans fees, net	(209,684)	(203,944)
Allowance for loan losses	(987,876)	(927,161)

Total	$65,258,776	$61,445,917

          The activity in the allowance for loan losses, for the years ended December 31, 2008 and 2007 are summarized as follows:

	2008	2007

Beginning balance	$927,161	$1,128,824
Charge-offs	(494,788)	(263,625)
Recoveries	270,503	66,962
Provision(Credit)	285,000	(5,000)

Ending balance	$987,876	$927,161

          Nonaccrual loans outstanding at December 31, 2008 and 2007 are summarized as follows:

	2008	2007

Nonaccrual loans:
Unsecured commercial loans	$345,221	$14,970
Commercial real estate	1,453,846	459,371
Construction	480,000	480,000
Consumer loans	—	5,877

Total nonaccrual loans	$2,279,067	$960,218

	2008	2007

Interest income that would have been recorded during the year on nonaccrual loans outstanding at year-end in accordance with original terms	$114,464	$27,115

          The Company’s recorded investment in impaired loans at December 31 is as follows:

	2008		2007

	Investment in Impaired Loans	Related Allowance for loan losses	Investment in Impaired Loans	Related Allowance for loan losses

Impaired loans
With a related allowance for loan losses
Commercial and financial	$316,775	$63,355	$50,476	$8,320
Commercial real estate	145,241	60,241	—	—
Consumer loans	—	—	5,877	2,939

	$462,016	$123,596	$56,353	$11,259

          The following table sets forth certain information about impaired loans at December 31:

	Investment in Impaired Loans

	2008	2007

Average recorded investment	$53,833	$16,305

Interest income recognized during time period that loans were impaired, using cash-basis method of accounting	$—	$—

          The Company’s loan portfolios are primarily comprised of commercial and commercial real estate loans made to small businesses and individuals located in the Borough of Staten Island. As of December 31, 2008 and 2007, the Company had no restructured loans.

5.	ACCRUED INTEREST RECEIVABLE

          Accrued interest receivable at December 31, 2008 and 2007 are summarized as follows:

	2008	2007

Loans receivable	$469,938	$330,551
Investment securities, available for sale	253,535	468,698

Total	$723,473	$799,249

6.	PREMISES AND EQUIPMENT

          Premises and equipment at December 31, 2008 and 2007 are summarized as follows:

	2008	2007

Leasehold improvements	$4,238,498	$4,186,755
Computer equipment and software	342,290	337,430
Furniture, fixtures and equipment	1,308,825	1,100,631
Other	52,697	52,697

	5,942,310	5,677,513

Less accumulated depreciation and amortization	(2,246,488)	(1,745,834)

Total	$3,695,822	$3,931,679

          Depreciation and amortization expense amounted to $630,692 and $617,958 for the years ended December 31, 2008 and 2007, respectively.

          At December 31, 2008 and 2007, the Company was obligated under five non-cancelable operating leases on property used for banking purposes. Rental expense under these leases was $407,002 and $437,089 for the years ended December 31, 2008 and 2007, respectively.

          The projected minimum rental payments under the terms of the leases at December 31, 2008 are summarized as follows:

Year Ending December 31,	Amount

2009	$399,063
2010	404,951
2011	413,067
2012	420,988
2013	425,980
Thereafter	1,790,340

Total	$3,854,389

7.	PREPAID AND OTHER ASSETS

          Prepaid and other assets at December 31, 2008 and 2007 are summarized as follows:

	2008	2007

Accounts receivable and other assets	$120,437	$28,508
Security deposit receivable	11,200	11,200
Prepaid assets	278,875	264,478
Equity securities, primarily FHLB stock	320,400	312,500
Investment in unconsolidated subsidiary	—	155,000
Subordinated debt related placement cost	—	18,763
Income tax receivable	157,978	273,972
Late charges receivable	36,117	50,010

	$925,007	$1,114,431

8.	DEPOSITS

          Deposits are summarized, according to their original terms, at December 31, 2008 and 2007 as follows:

	2008			2007

	Amount	Percent	Weighted Average Stated Rate	Amount	Percent	Weighted Average Stated Rate

Checking	$58,598,579	31.15%	—%	$62,525,053	35.45%	—%
Variable-rate money market	22,829,789	12.14	0.71	20,534,721	11.65	1.43
Statement savings	12,412,561	6.60	0.55	11,349,111	6.44	0.82
Interest-bearing checking	17,636,154	9.38	0.30	16,931,113	9.60	0.32

	111,477,083	59.27	0.25	111,339,998	63.14	0.40

Time deposits:
Less than six months	32,788,378	17.43	1.69	32,789,627	18.59	3.28
Six months to one year	39,017,479	20.74	2.50	27,706,849	15.71	4.12
More than one year	4,517,637	2.40	3.45	4,242,088	2.41	4.14

	76,323,494	40.57	2.21	64,738,564	36.71	3.70

Other deposits	308,872	0.16	—	255,881	0.15	—

Total	$188,109,449	100.00%	0.54%	$176,334,443	100.00%	0.90%

          The aggregate amount of jumbo certificates of deposit with a minimum denomination of $100,000 was approximately $65,526,186 and $53,753,833 at December 31, 2008 and 2007 respectively.

          Scheduled maturities of time deposits at December 31, 2008 are as follows:

	Amount	Percent

Within six months	$67,389,210	88.29%
Six months to one year	6,140,478	8.05
One to five years	2,793,806	3.66

Total	$76,323,494	100.00%

9.	INCOME TAXES

          The Company files consolidated federal, state and local income tax returns on a calendar-year basis. For federal, state and local income tax purposes, the Company uses the specific charge-off method in computing its federal, state and local tax bad debt deduction.

          The basis for the determination of state and local tax is the greater of a tax on entire net income or a tax computed on taxable assets. Federal, state and city income tax provisions were determined based on the tax computed on net income for the years ended December 31, 2008 and 2007.

          The components of the income tax expense/(benefit) for the years ended December 31, 2008 and 2007 are summarized as follows:

	2008	2007

Current:
Federal	$1,168,969	$938,424
State and local	701,229	568,749

	1,870,198	1,507,173

Deferred:
Federal	(220,421)	103,582
State and local	(133,524)	62,756

	(353,945)	166,338

	$1,516,253	$1,673,511

          The components of the deferred income tax asset, net as of December 31, 2008 and 2007 are summarized as follows:

	2008	2007

Deferred loan fees	$123,680	$115,736
Excess book allowance for loan losses	323,000	426,047
Unrealized (gain)/loss on investment securities	(488,735)	330,668
Other	567,894	118,846

Deferred tax asset, net	$525,839	$991,297

          Management evaluated the weight of available evidence and concluded that it is more likely than not that the Company will realize the net deferred tax asset in future years. Factors influencing management’s judgment include, among other things, changes in the levels of actual and expected future taxable income and anticipated reversals of net deductible temporary differences. There are no unrecognized tax benefits as of December 31, 2008.

          The Company’s effective tax rates differ from the statutory Federal tax rate for the years ended December 31, 2008 and 2007 and are as follows:

	2008		2007

Federal income tax provision at statutory rates	$1,172,319	34.0%	$1,265,051	34.0%
State and local taxes, net of Federal income tax benefit	383,527	11.1	457,651	12.3
ESOP MTM	(34,609)	(1.0)	—	—
Other	(4,984)	(0.1)	(49,191)	(1.3)

	$1,516,253	44.0%	$1,673,511	45.0%

10.	REGULATORY MATTERS

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

          As of the latest notification from the FDIC, the Bank was classified as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain Tier 1 Leverage, Tier 1 Risk-Based and minimum Total Risk-based ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category. Management believes, as of December 31, 2008, that the Bank meets all capital adequacy requirements to which it is subject.

          The Bank is subject to certain restrictions on the availability of its undistributed earnings for payment of dividends to stockholders, including prior regulatory approval.

          In accordance with the New York State Banking Law and the New York State Banking Board Regulations, the Bank credits 10% of quarterly net income to regulatory surplus and is required to do so until such time as shareholders’ equity is equal to 10% of amounts due to depositors. As of December 31, 2008, regulatory surplus equals 10% of deposits.

          The following table is the Bank’s actual capital amounts and ratios, as well as the minimum required levels for both “capital adequacy purposes” and to be considered “well capitalized”. No deductions were made for qualitative judgments by regulators:

	Actual		For capital adequacy purposes		To be well-capitalized under prompt corrective action provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2008:
Tier 1 Capital (to Average Assets)	$22,087,000	10.45%	$8,516,543	4.00%	$10,645,678	5.00%
Tier 1 Capital (to Risk Weighted Assets)	22,087,000	24.34	3,681,128	4.00	5,521,692	6.00
Total Capital (to Risk Weighted Assets)	23,075,000	25.43	7,362,255	8.00	9,202,819	10.00

	Actual		For capital adequacy purposes		To be well-capitalized under prompt corrective action provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2007:
Tier 1 Capital (to Average Assets)	$22,821,000	11.07%	$8,248,120	4.00%	$10,310,150	5.00%
Tier 1 Capital (to Risk Weighted Assets)	22,821,000	26.19	3,484,840	4.00	5,227,260	6.00
Total Capital (to Risk Weighted Assets)	23,748,000	27.26	6,969,680	8.00	8,712,100	10.00

          The Company’s consolidated capital ratios as of December 31, 2008 were as follows: Tier 1 Capital to Average Assets of 10.70%; Tier 1 Capital to Risk Weighted Assets of 24.51%; and Total Capital to Risk Weighted Assets of 25.58%, which are not substantially different than the Bank’s capital ratios at December 31, 2007 and therefore are not presented separately.

11.	EMPLOYEE BENEFITS

          The Company does not currently maintain a defined contribution benefit plan but sponsors an incentive savings plan (401(k) plan) which started March 1, 1999. All eligible employees, who have reached the age of 21, have at least one year of service and work a minimum of 1,000 hours per year will be permitted to make tax deferred contributions up to certain limits. The Bank may reduce or cease matching contributions if it is determined that the current or accumulated net earnings or undivided profits of the Bank are insufficient to pay the full contributions in a plan year. The Bank contributed $126,072 to the 401(k) plan in 2008 and $137,213 in 2007.

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

          Total compensation expense charged against income for 2008 and 2007 was $1,278 and $162.

          In November 2007, 3,250 options were granted from the 2000 Incentive Plan at an exercise price of $11.75. There were no stock options granted in 2008.

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

          The stock option components of the 2000 Incentive Plan, the 1998 Incentive Plan and the 2004 Directors’ Plan, the 2000 Directors’ Plan and the 1998 Directors’ Plan, as of December 31, 2008, and 2007, and changes during the years ended, consist of the following:

	2008

	Shares	Weighted Average Exercise Price	Aggregate Intrinsc Value

Options outstanding at the beginning of the year	172,498	$10.61
Granted	—	—
Canceled	(3,125)	6.40
Exercised	(23,375)	6.40

Options outstanding at the end of the year	145,998	$11.23	$(366,455)

Options exercisable at the end of the year	143,398	$11.35	$(377,137)

Weighted average remaining contractual life of options outstanding at the end of the year	2.8 Years

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2008	3,250	$1.18
Granted	—
Vested	650	1.18
Forfeited	—

Nonvested at December 31, 2008	2,600	$1.18

All non-exercisable options are expected to vest.

Information related to the stock option plan during each year follows:

	2008	2007

Intrinsic value of options exercised	$54,230	$46,863
Cash received from option exercise	$149,600	$56,000
Tax benefit realized from option exercise	$15,259	$21,833
Weighted average fair value of options exercised	$2.32	$1.24

          As of December 31, 2007, there was $3,673 of total unrecognized compensation cost related to nonvested stock options granted under the Plan. The cost is expected to be recognized over a weighted-average period of 3 years.

Described below is the range of exercise prices for options granted under the following option plans:

Plan Description	Number of Exercisable Shares	Weighted Average Exercise Price	Weighted Average Contractual Life

1998 Director Stock Option Plan	5,000	$4.90	0.11

1998 Incentive Stock Option Plan	16,000	5.10	0.06

2000 Director Stock Option Plan	25,000	4.39	1.40

2000 Incentive Stock Option Plan	44,998	10.50	3.33

2004 Director Stock Option Plan	55,000	17.60	5.50

All Plans	145,998	$11.35	2.80

Stock Appreciation Rights

          The Company issued stock appreciation rights (“SARs”) to an officer of the Company to advance the interests of the Company and its shareholders by providing this key officer of the Company and its affiliates, upon whose judgment, initiative and efforts were instrumental upon the formation and development of the Company and its affiliates, with an additional incentive to perform in a superior manner. Pursuant to the terms, 31,250 SARs with an exercise price of $4.00 per SAR (as adjusted for prior stock dividends), as determined by the Board of Directors, have been issued. There are no SARs available to be granted and those SARs, which terminate, or are forfeited without being exercised, can not be recycled into new grants. The term of each SAR is determined by the Committee of the Board of Directors and may not exceed ten years after the date of the grant. The SARs vest and are exercisable for the cash value between the Company’s stock price less the exercise price. The SARs vest over five years, 40% two years after the grant date and 20% per year after. In 2007, 17,500 SARs were exercised. As of December 31, 2008 and 2007, there were no remaining SARs.

          The Company did not grant any SARs in 2008 and 2007.

12. COMMITMENTS, CONTINGENCIES AND FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

          The Company is a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the financing needs of its customers. Such financial instruments primarily include commitments to extend credit.

          A summary of these commitments and contingent liabilities, all of which are variable rate commitments, at December 31:

	2008	2007

	Amount	Amount

Commitments to fund secured construction loans	$3,500,000	$7,687,362
Commitments to fund all other commercial loans	22,219,911	17,175,024

	$25,719,911	$24,862,386

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

Loans Receivable - The fair value of commercial and construction loans are approximated by the carrying value as the loans are tied directly to the Prime Rate and are subject to change on a daily basis. The fair value of the remainder of the portfolio is determined by discounting the future cash flows of the loans using the appropriate discount rate.

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

Off-Balance Sheet Items - The estimated fair value of off-balance sheet items, including adjustable rate loan commitments, unused lines of credit and letters of credit are not material and are not included in the fair value table.

          The estimated fair values of the Company’s financial instruments at December 31, 2008 and 2007 were as follows:

	2008		2007

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial Assets:
Cash and cash equivalents	$21,240,223	$21,240,223	$17,696,879	$17,696,879
Investment securities, available for sale	120,288,588	120,288,588	117,814,117	117,814,117
Loans receivable	65,258,776	63,767,118	61,445,917	64,711,536
Other financial assets	723,473	723,473	799,249	799,249

Total Financial Assets	$207,511,060	$206,019,402	$197,756,162	$201,021,781

Financial Liabilities:
Non-interest bearing deposits	$58,907,451	$58,907,451	$62,780,934	$62,780,934
Interest bearing deposits	129,201,998	129,096,378	113,553,509	109,224,316
Subordinated debt	—	—	5,155,000	5,247,510
Other liabilities	162,731	162,731	362,991	362,991

Total Financial Liabilities	$188,272,180	$188,166,560	$181,852,434	$177,615,751

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at December 31, 2008 Using

	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Available for sale securities	$120,288,588	$—	$120,288,588	$—

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at December 31, 2008 Using

	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Impaired loans	$85,000	—	—	$85,000

Impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 3 inputs based on internally customized discounting criteria.

As of December 31, 2008, we had one impaired loans that was collateral dependent. Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $85,000, with a valuation allowance of $60,241, resulting in an additional provision for loan losses of $40,000 for the period.

          Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a non-recurring basis were not significant at December 31, 2008.

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

          The Bank at times has had loans, and other financial transactions, with its executive officers and directors. At December 31, 2008, the aggregate amount of loans outstanding to directors was $159,664. There were no loans granted to executive officers.

          The change in aggregate amount of loans outstanding to directors as of December 31, 2008 and 2007 are as follows:

	2008	2007

Beginning balance	$192,219	$174,754
Originations	84,514	333,505
Payments	(117,069)	(316,040)

Ending balance	$159,664	$192,219

          The interest income that was paid on these loans was $12,189 and $19,679 for 2008 and 2007, respectively.

          Certain officers and directors own, in the aggregate, 33.4% and 33.2% of the common shares outstanding at December 31, 2008 and 2007, respectively.

16.	CONDENSED FINANCIAL STATEMENTS OF THE PARENT COMPANY ONLY

VSB BANCORP, INC.

STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 2008 and 2007

	2008	2007

ASSETS

Cash and cash equivalents	$542	$—
Money market	496,371	3,505,410
Investment in subsidiaries	22,673,688	22,596,729
Deferred taxes	31,293	—
Other assets	20,332	43,570

Total assets	$23,222,226	$26,145,709

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Subordinated debt	$—	$5,155,000
Accounts payable, accrued expenses and other liabilities	18,459	106,904

Total liabilities	18,459	5,261,904

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS’ EQUITY
Common stock ($.0001 par value, 3,000,000 shares authorized, 1,923,884 issued and 1,882,461 outstanding at December 31, 2008; 1,900,509 issued and outstanding at December 31, 2007)	192	190
Additional paid-in capital	9,200,010	9,107,119
Retained earnings	14,714,143	13,226,395
Treasury stock, at cost (41,423 shares at December 31, 2008)	(395,891)	—
Unearned Employee Stock Ownership Plan shares	(901,750)	(1,070,827)
Accumulated other comprehensive gain/(loss), net of taxes of $488,735 and ($330,668), respectively	587,063	(379,072)

Total stockholders’ equity	23,203,767	20,883,805

Total liabilities and stockholders’ equity	$23,222,226	$26,145,709

VSB BANCORP, INC.

STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007

INTEREST INCOME:
Loans recievable	$42,815	$49,578
Other interest income	70,656	32,942

Total interest income	113,471	82,520

INTEREST EXPENSE:
Subordinated debt	214,685	356,159

Total interest expense	214,685	356,159

Net interest loss	(101,214)	(273,639)

NON-INTEREST INCOME:
Dividend income	2,768,723	2,800,000
Other	6,455	10,709

	2,775,178	2,810,709

NON-INTEREST EXPENSES:
Legal fees	56,000	19,000
Other	86,722	90,942

Total non-interest expenses	142,722	109,942

INCOME BEFORE INCOME TAXES	2,531,242	2,427,128

PROVISION/(BENEFIT) FROM INCOME TAXES:
Current	(104,725)	(227,029)
Deferred	(72,768)	30,272

Total income taxes	(177,493)	(196,757)

EQUITY IN UNDISTRIBUTED EARNINGS, NET OF TAXES	(776,991)	(576,659)

NET INCOME	$1,931,744	$2,047,226

VSB BANCORP, INC.

STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,931,744	$2,047,226
Adjustments to reconcile net income to net cash used in operating activities:
Changes in operating assets and liabilities:
ESOP compensation expense	(71,966)	(37,404)
Undistributed income of subsidiaries	776,991	576,659
Decrease in other assets	23,238	5,269
(Increase)/decrease in deferred income taxes	(31,293)	15,178
Decrease in accounts payable, accrued expenses, and other liabilities	(131,260)	(22,443)

Net cash provided by operating activities	2,497,454	2,584,485

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease in loan receivable	169,077	169,078
Net decrease/(increase) in money market deposit	3,009,039	(2,717,365)

Net cash provided by/(used in) investing activities	3,178,116	(2,548,287)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise stock option	164,859	77,833
Payment of subordinated debt	(5,155,000)	—
Return of VSB Capital Trust - common stock	155,000	—
Purchase of treasury stock, at cost	(395,891)	—
Payment of dividends	(443,996)	(114,031)

Net cash used in financing activities	(5,675,028)	(36,198)

NET INCREASE IN CASH AND CASH EQUIVALENTS	542	—

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	—	—

CASH AND CASH EQUIVALENTS, END OF YEAR	$542	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$259,088	$345,450

Income taxes	$—	$—

17.	EMPLOYEE STOCK OWNERSHIP PLAN

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

          The contribution to the ESOP was $169,078 for each of the years ended December 31, 2008 and 2007. ESOP expense was $97,112 and $131,674, for the years ended December 31, 2008 and 2007, respectively.

          Shares held by the ESOP at December 31, 2008 and 2007 were as follows:

	2008	2007

Shares allocated to participants	47,151	37,602
Shares released to participants	(3,885)	(564)
Unearned shares	45,749	55,298

Total ESOP Shares	89,015	92,336

Fair value of unearned shares	$398,931	$616,573

18.	SUBORDINATED DEBENTURES

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

*****************

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

          Not applicable.

Item 9a (T) Controls and Procedures

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework as amplified by the Guidance for Smaller Public Companies. The five principal components of the Framework that management analyzed in connection with its assessment were our Control Environment, Risk Assessment, Control Activities, Information and Communication, and Monitoring. Based on that assessment, management believes that we maintained effective internal control over financial reporting as of December 31, 2008.

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

Item 9B. Other Information.

          Not applicable.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

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

Item 11. Executive Compensation

          The information required by this Item is incorporated by reference to pages 8 through 11 of the Proxy Statement under the caption Compensation through and including the sub-caption “Directors Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to page 11 through page 12 of the Proxy Statement under the caption “Security Ownership of Management and Certain Beneficial Owners.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

          The information required by this Item is incorporated by reference to pages 12 through 13 of the Proxy Statement under the caption “Transactions with Directors and Officers and Their Related Interests.”

Item 14. Principal Accounting Fees and Services.

          The information required by this Item is incorporated by reference to pages 13 through 14 of the Proxy Statement under the caption “Audit and Other Fees.”

Item 15. Exhibits, Financial Statement Schedules

(a) Financial Statements

(b) Exhibits

Exhibit No.	Title of Exhibit

3.1	Restated Certificate of Incorporation of VSB Bancorp, Inc.*
3.2	Bylaws of VSB Bancorp, Inc.*
10.1	Employment Agreement between Merton Corn and Victory State Bank*
10.2	Victory State Bank 2000 Incentive Stock Option Plan*
10.3	Victory State Bank 2000 Directors Stock Option Plan*
10.4	Victory State Bank 1998 Incentive Stock Option Plan*
10.5	Victory State Bank 1998 Directors Stock Option Plan*
10.6	VSB Bancorp, Inc. Restated 2000 Incentive Stock Option Plan*
10.7	VSB Bancorp, Inc. Restated 2000 Directors Stock Option Plan*
10.8	VSB Bancorp, Inc. Restated 1998 Incentive Stock Option Plan*
10.9	VSB Bancorp, Inc. Restated 1998 Directors Stock Option Plan*
10.10	VSB Bancorp, Inc. 2004 Directors Stock Option Plan**
10.11	Employment Agreement among Raffaele M. Branca, VSB Bancorp, Inc. and Victory State Bank***
21.	Subsidiaries of the Registrant
23.	Consent of Independent Registered Public Accounting Firm
31.1	Rule 13A-14(a)/15D-14(a) Certification of Chief Executive Officer
31.2	Rule 13A-14(a)/15D-14(a) Certification of Principal Accounting Officer
32.1	Certification by CEO pursuant to 18 U.S.C. 1350
32.2	Certification by Principal Accounting Officer pursuant to 18 U.S.C. 1350

* - previously filed as an exhibit on Form 10-KSB (File No. 0-05237) as filed with the Securities and Exchange Commission on March 26, 2008.

** - previously filed as an exhibit included in the Issuer’s proxy statement for its 2004 Annual Meeting of Stockholders on Form 14A.

*** - previously filed as exhibit on Form 8-K (File No. 0-50237) as filed with the Securities and Exchange Commission on November 16, 2007.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

VSB Bancorp, Inc.
(Registrant)

Date: March 24, 2009	By:	/s/ Raffaele M. Branca

Raffaele M. Branca, President & CEO,
Principal Executive Officer and
Principal Financial Officer

Date: March 24, 2009		/s/ Ronald Giampaolo

Ronald Giampaolo
Vice President, Controller and Principal
Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated below.

/s/ Raffaele M. Branca	March 24, 2009

Raffaele M. Branca, President and Chief Executive	Date
Officer and Director

/s/ Joseph J. LiBassi	March 24, 2009

Joseph J, LiBassi, Chairman of the Board	Date

/s/ Joan Nerlino Caddell	March 24, 2009

Joan Nerlino Caddell, Director	Date

/s/ Robert S. Cutrona, Sr.	March 24, 2009

Robert S. Cutrona, Sr., Director	Date

/s/ Chaim Farkas	March 24, 2009

Chaim Farkas, Director	Date

/s/ Alfred C. Johnsen	March 24, 2009

Alfred C. Johnsen, Director	Date

/s/ Carlos Perez	March 24, 2009

Carlos Perez, Director	Date

/s/ Bruno Savo	March 24, 2009

Bruno Savo, Director	Date