Form 10-Q
period 2009-03-31
VSB BANCORP INC
filed 2009-05-13
CIK 1225874

UNITED STATES
SECURITY AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20849

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED March 31, 2009

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

(718) 979-1100

Registrant’s telephone number

Common Stock

(Title of Class)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):       Yes ☐ No ☒

Par Value: $0.0001 Class of Common Stock

The Registrant had 1,829,241 common shares outstanding as of May 6, 2009.

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

VSB Bancorp, Inc.
Consolidated Statements of Financial Condition
(unaudited)

	March 31, 2009	December 31, 2008

Assets:
Cash and due from banks	$29,489,943	$21,240,223
Investment securities, available for sale	120,401,021	120,288,588
Loans receivable	68,718,740	66,246,652
Allowance for loan loss	(926,583)	(987,876)

Loans receivable, net	67,792,157	65,258,776
Bank premises and equipment, net	3,584,229	3,695,822
Accrued interest receivable	720,190	723,473
Deferred taxes	—	525,839
Other assets	684,857	925,007

Total assets	$222,672,397	$212,657,728

Liabilities and stockholders’ equity:
Liabilities:
Deposits:
Demand and checking	$60,174,572	$58,598,579
NOW	34,464,218	17,636,154
Money market	23,805,412	22,829,789
Savings	13,646,234	12,412,561
Time	64,502,605	76,323,494

Total Deposits	196,593,041	187,800,577
Escrow deposits	439,511	308,872
Accounts payable and accrued expenses	1,710,951	1,344,512

Total liabilities	198,743,503	189,453,961

Stockholders’ equity:
Common stock, ($.0001 par value, 3,000,000 shares authorized, 1,923,884 issued, 1,829,241 outstanding at March 31, 2009 and 1,923,884 issued, 1,882,461 outstanding at December 31, 2008)	192	192
Additional paid in capital	9,177,764	9,200,010
Retained earnings	14,980,327	14,714,143
Treasury stock, at cost (94,643 shares at March 31, 2009 and 41,423 shares at December 31, 2008)	(858,863)	(395,891)
Unearned Employee Stock Ownership Plan shares	(859,480)	(901,750)
Accumulated other comprehensive gain, net of taxes of $1,255,662 and $488,735, respectively	1,488,954	587,063

Total stockholders’ equity	23,928,894	23,203,767

Total liabilities and stockholders’ equity	$222,672,397	$212,657,728

See notes to consolidated financial statements.

VSB Bancorp, Inc.
Consolidated Statements of Operations
(unaudited)

	Three months ended March 31, 2009	Three months ended March 31, 2008

Interest and dividend income:
Loans receivable	$1,330,706	$1,244,491
Investment securities	1,382,619	1,384,297
Other interest earning assets	4,741	102,293

Total interest income	2,718,066	2,731,081

Interest expense:
NOW	26,783	32,231
Money market	60,511	96,092
Savings	13,102	18,982
Subordinated debt	—	89,040
Time	310,552	519,447

Total interest expense	410,948	755,792

Net interest income	2,307,118	1,975,289
Provision for loan loss	275,000	30,000

Net interest income after provision for loan loss	2,032,118	1,945,289

Non-interest income:
Loan fees	25,751	22,223
Service charges on deposits	545,862	479,615
Net rental income (loss)	11,517	(1,011)
Other income	30,039	65,075

Total non-interest income	613,169	565,902

Non-interest expenses:
Salaries and benefits	911,983	910,408
Occupancy expenses	379,081	357,724
Legal expense	74,649	54,086
Professional fees	77,000	61,400
Computer expense	66,800	55,106
Directors’ fees	51,100	57,250
FDIC and NYSBD assessments	75,500	46,500
Other expenses	316,350	295,676

Total non-interest expenses	1,952,463	1,838,150

Income before income taxes	692,824	673,041

Provision/(benefit) for income taxes:
Current	425,850	332,900
Deferred	(106,077)	(21,804)

Total provision for income taxes	319,773	311,096

Net income	$373,051	$361,945

Earnings per share:
Basic	$0.21	$0.20

Diluted	$0.20	$0.19

Comprehensive income	$1,274,942	$1,405,376

Book value per common share	$13.08	$11.68

See notes to consolidated financial statements.

VSB Bancorp, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
Year Ended December 31, 2008 and Three Months Ended March 31, 2009
(unaudited)

	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock, at cost	Unearned ESOP Shares	Accumulated Other Comprehensive Income(Loss)	Total Stockholders’ Equity

Balance at January 1, 2008	1,900,509	$190	$9,107,119	$13,226,395	$—	$(1,070,827)	$(379,072)	$20,883,805

Exercise of stock option, including tax benefit	23,375	2	164,857					164,859
Stock-based compensation			1,278					1,278
Amortization of earned portion of ESOP common stock						169,077		169,077
Amortization of cost over fair value - ESOP			(73,244)					(73,244)
Transfer from ESOP repurchase obligation								—
Cash dividends declared ($0.24 per share)				(443,996)				(443,996)
Purchase of treasury stock, at cost	(41,423)				(395,891)			(395,891)
Comprehensive income:
Net income				1,931,744				1,931,744
Other comprehensive income, net:
Change in unrealized loss on securities available for sale, net of tax effects	—	—	—	—	—	—	966,135	966,135

Total comprehensive income								2,897,879

Balance at December 31, 2008	1,882,461	$192	$9,200,010	$14,714,143	$(395,891)	$(901,750)	$587,063	$23,203,767

Stock-based compensation			320					320
Amortization of earned portion of ESOP common stock						42,270		42,270
Amortization of cost over fair value - ESOP			(22,566)					(22,566)
Cash dividends declared ($0.06 per share)				(106,867)				(106,867)
Purchase of treasury stock, at cost	(53,220)				(462,972)			(462,972)
Comprehensive income:
Net income				373,051				373,051
Other comprehensive income, net:
Change in unrealized gain on securities available for sale, net of tax effects	—	—	—	—	—	—	901,891	901,891

Total comprehensive income								1,274,942

Balance at March 31, 2009	1,829,241	$192	$9,177,764	$14,980,327	$(858,863)	$(859,480)	$1,488,954	$23,928,894

VSB Bancorp, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	Three months ended March 31, 2009	Three months ended March 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$373,051	$361,945
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	170,554	150,994
Accretion of income, net of amortization of premium	(15,347)	(53,399)
ESOP compensation expense	19,704	26,197
Stock-based compensation expense	320	320
Provision for loan losses	275,000	30,000
Decrease in prepaid and other assets	240,150	1,700
Decrease in accrued interest receivable	3,283	90,012
Increase in deferred income taxes	(241,086)	(21,804)
Increase/(decrease) in accrued expenses and other liabilities	366,439	(216,515)

Net cash provided by operating activities	1,192,068	369,450

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase)/decrease in loan receivable	(2,780,229)	1,031,224
Proceeds from repayment of investment securities, available for sale	7,343,401	7,407,082
Purchases of investment securities, available for sale	(5,799,823)	(9,498,945)
Purchases of premises and equipment	(58,961)	(43,526)

Net cash used in investing activities	(1,295,612)	(1,104,165)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	8,923,103	5,314,421
Purchase of treasury stock, at cost	(462,972)	—
Cash dividends paid	(106,867)	(114,031)

Net cash provided by financing activities	8,353,264	5,200,390

NET INCREASE IN CASH AND CASH EQUIVALENTS	8,249,720	4,465,675

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	21,240,223	17,696,879

CASH AND CASH EQUIVALENTS, END OF PERIOD	$29,489,943	$22,162,554

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$555,899	$1,061,869

Taxes	$68,850	$322,000

See notes to consolidated financial statements.

VSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

1.	GENERAL

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

          Cash and Cash Equivalents – Cash and cash equivalents consists of cash on hand, due from banks and interest-bearing deposits. Net cash flows are reported for customer loan and deposit transactions and interest-bearing deposits with original maturities of 90 days or less. Regulation D of the Board of Governors of the Federal Reserve System requires that Victory State Bank maintain non-interest-bearing deposits or cash on hand as reserves against its demand deposits. The amount of reserves which Victory State Bank is required to maintain depends upon its level of transaction accounts. During the fourteen day period from March 26, 2009 through April 8, 2009, Victory State Bank was required to maintain reserves, after deducting vault cash, of $2,463,000. Reserves are required to be maintained on a fourteen day basis, so, from time to time, Victory State Bank may use available cash reserves on a day to day basis, so long as the fourteen day average reserves satisfy Regulation D requirements. Victory State Bank is required to report transaction account levels to the Federal Reserve on a weekly basis.

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

          Basic and Diluted Net Income Per Common Share - Basic net income per share of common stock is based on 1,807,984 shares and 1,845,097 shares, the weighted average number of common shares outstanding for the three months ended March 31, 2009 and 2008, respectively. Diluted net income per share of common stock is based on 1,830,651 and 1,893,420, the weighted average number of common shares and potentially dilutive common shares outstanding for the three months ended March 31, 2009 and 2008, respectively. The weighted average number of potentially dilutive common shares excluded in calculating diluted net income per common share due to the anti-dilutive effect is 75,758 and 80,124 shares for the years ended March 31, 2009 and 2008, respectively. Common stock equivalents were calculated using the treasury stock method.

          The reconciliation of the numerators and the denominators of the basic and diluted per share computations for the three months ended March 31, are as follows:

	Three months ended March 31, 2009			Three months ended March 31, 2008

Reconciliation of EPS	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount

Basic earnings per common share

Net income available to common stockholders	$373,051	1,807,984	$0.21	$361,945	1,845,097	$0.20

Effect of dilutive shares

Weighted average shares, if converted		22,667			48,323

Diluted earnings per common share

Net income available to common stockholders	$373,051	1,830,651	$0.20	$361,945	1,893,420	$0.19

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

          Stock Repurchase Program – On September 8, 2008, the Company announced that its Board of Directors had authorized a Rule 10b5-1 stock repurchase program for the repurchase of up to 100,000 shares of the Company’s common stock. On April 21, 2009, Company announced that its Board of Directors had authorized a second Rule 10b5-1 stock repurchase program for the repurchase of up to an additional 100,000 shares of the Company’s common stock and also announced that the Company had repurchased 94,643 shares of its common stock under the first stock repurchase program as of the date of the announcement. Stock repurchases under the program have and will be accounted for using the cost method, in which the Company will reflect the entire cost of repurchased shares as a separate reduction of stockholders’ equity on its balance sheet.

          Comprehensive Income - Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses, net of taxes, on securities available for sale which are also recognized as separate components of equity.

          Fair Value Option and Fair Value Measurement - In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157. This FSP delayed the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) until 2009. The impact of adoption was not material.

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at March 31, 2009 Using

	March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Available for sale securities	$120,401,021	$—	$120,401,021	$—

	Fair Value Measurements at December 31, 2008 Using

	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Available for sale securities	$120,288,588	$—	$120,288,588	$—

Impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 3 inputs based on internally customized discounting criteria. As of March 31, 2009, we did not have any impaired loans that were collateral dependent.

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

          As of December 31, 2008, we had one impaired loan that was collateral dependent. Collateral dependent impaired loans, which are measured for impairment using the fair value of the collateral, had a carrying amount of $85,000, with a valuation allowance of $60,241, resulting in an additional provision for loan losses of $40,000 for the period.

          Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a non-recurring basis were not significant at March 31, 2009.

          Recently-Adopted Accounting Standards - SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115.” SFAS 159 permitted entities to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. The fair value option (i) may be applied instrument by instrument, with certain exceptions, (ii) is irrevocable (unless a new election date occurs) and (iii) is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective for the Company on January 1, 2008. The Company chose not to exercise the fair value option permitted it under SFAS 159.

          In December 2007, the FASB issued FAS No. 141 (revised 2007), Business Combinations (“FAS 141(R)”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. FAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this standard did not have a material effect on the Corporation’s results of operations or financial position.

          In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160”), which will change the accounting and reporting for minority interests, which will be recharacterized as non-controlling interests and classified as a component of equity within the consolidated balance sheets. FAS No. 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of FAS No. 160 did not have a significant impact on the results of operations or financial position.

          In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133”. FAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 for derivative instruments and hedging activities. FAS No. 161 requires qualitative disclosure about objectives and strategies for using derivative and hedging instruments, quantitative disclosures about fair value amounts of the instruments and gains and losses on such instruments, as well as disclosures about credit-risk features in derivative agreements. FAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of this standard did not have a material effect on the Corporation’s results of operations or financial position.

                    Recently-Issued Accounting Standards - In April 2009, the FASB issued Staff Position (FSP) No. 115-2 and No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which amends existing guidance for determining whether impairment is other-than-temporary for debt securities. The FSP requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in earnings. For securities that do not meet the aforementioned criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income. Additionally, the FSP expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company plans to adopt this FSP in the second quarter, however, does not expect the adoption to have a material effect on the results of operations or financial position.

In April 2009, the FASB issued Staff Position (FSP) No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset and Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants. The FSP provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity. In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value. The FSP also requires increased disclosures. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. The Company plans to adopt this FSP in the second quarter, however, does not expect the adoption to have a material effect on the results of operations or financial position.

In April 2009, the FASB issued Staff Position (FSP) No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies that were previously only required in annual financial statements. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company plans to adopt this FSP in the second quarter of 2009.

In June 2008, the FASB issued Staff Position (FSP) EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, Earnings per Share. FSP EITF 03-6-1 is effective for years beginning after December 15, 2008 and interim periods within those years. Adoption of this FSP in 2009 did not have a material impact to the Company’s financial statements or earnings per share calculation.

Item 2
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition at March 31, 2009

Total assets were $222,672,397 at March 31, 2009, an increase of $10,014,669 or, 4.7%, from December 31, 2008. The increase resulted from the investment of funds available to us as the result of an increase in deposits. The deposit increase was caused generally by our efforts to grow our franchise and specifically by the deposit increases at our branch offices. We invested these funds primarily in cash and cash equivalents and in loans. The net increase in assets can be summarized as follows:

•	A $8,249,720 net increase in cash and cash equivalents and
•	A $2,533,381 net increase in net loans receivable.

          In addition, we also experienced changes in other asset categories due to normal fluctuations in operations.

          Our deposits (including escrow deposits) were $197,032,552 at March 31, 2009, an increase of $8,923,103 or 4.7%, from December 31, 2008. The increase in deposits resulted from increases of $16,828,064 in NOW accounts, $1,706,632 in non-interest demand deposits, $1,233,673 in savings accounts and $975,623 in money market accounts, partially offset by a decrease of $11,820,889 in time deposits. The decrease in time deposits was primarily due to the transfer of a $10 million jumbo CD to the NOW accounts class, consisting of a deposit made in conjunction with the Bank Development District program.

          Total stockholders’ equity was $23,928,894 at March 31, 2009, an increase of $725,127 from December 31, 2008. The increase reflected (i) net income of $373,051 for the three months ended March 31, 2009, (ii) an increase in the net unrealized gain on securities available for sale of $901,891 and (iii) a reduction of $42,270 in Unearned ESOP shares reflecting the gradual payment of the loan we made to fund the ESOP’s purchase of our stock. These increases were partially offset by $106,867 of dividends paid, representing the first $0.06 per share quarterly cash dividends in 2009, and $462,972 representing the cost of 53,220 shares repurchased in the first quarter of 2009 under the Company’s previously announced stock repurchase plan.

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

The Current Economic Turmoil

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

Changes in FDIC Assessment Rates

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

Our FDIC insurance premium was $122,869 in 2008. In 2009, the FDIC has already announced an increase in deposit insurance premiums so institutions like our Bank, even though we are in the lowest regulatory risk category, will be subject to an assessment rate between seven (7) and twelve (12) basis points per annum, which is higher than the assessment rate in 2008 of from five (5) to seven (7) basis points. Additionally, the FDIC has proposed a special 20 basis point assessment, payable on September 30, 2009, in order to continue the process of replenishing the insurance fund, and the FDIC has also stated that they are considering an additional 10 basis point special assessment at each quarter end thereafter, depending on the viability of the insurance fund. These assessments will significantly increase our deposit insurance expense in 2009. We estimate that if our deposits remain constant, our FDIC insurance assessment in 2009 will be at least $260,000 and, if the 20 basis point special assessment is imposed, that will increase to $600,000.

Results of Operations for the Three Months Ended March 31, 2009 and March 31, 2008

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

          General. We had net income of $373,051 for the quarter ended March 31, 2009, compared to net income of $361,945 for the comparable quarter in 2008. The principal categories which make up the 2009 net income are:

•	Interest income of $2,718,066
•	Reduced by interest expense of $410,948
•	Reduced by a provision for loan losses of $275,000
•	Increased by non-interest income of $613,169
•	Reduced by non-interest expense of $1,952,463
•	Reduced by $319,773 in income tax expense

          We discuss each of these categories individually and the reasons for the differences between the quarters ended March 31, 2009 and 2008 in the following paragraphs. In general, the principal reason for the increase in net income when comparing the first quarter of 2009 with the same quarter in 2008 was an improvement in our interest rate spread and margin.

          Interest Income. Interest income was $2,718,066 for the quarter ended March 31, 2009, compared to $2,731,081 for the quarter ended March 31, 2008, a decrease of $13,015, or 0.5%. Interest income from other interest earning assets decreased by $97,552, which was partially offset by an increase in interest income on loans of $86,215, due primarily to the reinstatement of a loan that was previously classified as non-accrual. The Bank received $88,805 of interest on that loan during the first quarter of 2009 which was due but unpaid, and not accrued, in 2008. The principal reason for the decrease in interest income on other interest earning assets was a 289 basis point decrease in the yield on those assets (principally overnight investments) due to lower market interest rates. Without the benefit of the non-accrual loan reinstatement, interest income on loans remained stable. The 33 basis point decrease in yield, due to the decline of the prime rate, was partially offset by the $4.9 million increase in the average loan balances for the first quarter of 2009. The decline in yields on loans was less than the decline in yields on overnight investments because we have introduced interest rate floors on most of our loans that limit the decrease in yield when market interest rates are declining. We also used the growth in deposits to fund the purchase of investment securities.

          We also experienced a 14 basis point decrease in the average yield on our investment securities portfolio, from 4.75% to 4.61%, due to the purchase of new investment securities at lower market rates than the yields on the principal paydowns we received. However, many of these investment securities were purchased prior to the fourth quarter of 2008 when the yields being offered on investment securities were higher than the more recent yields available on similar securities. The average balance of our investment portfolio increased by $4,397,796, or 3.75%, between the periods. The increase in volume and the decrease in yield resulted in an overall $1,678 decrease in interest income from investment securities. The investment securities portfolio represented 86.8% of average non-loan interest earning assets in the 2009 period compared to 89.5% in the 2008 period.

          Interest Expense. Interest expense was $410,948 for the quarter ended March 31, 2009, compared to $755,792 for the quarter ended March 31, 2008, a decrease of 45.6%. The decrease was primarily the result of a decrease in the rates we paid on deposits, principally on time deposits (a 152 basis point decrease) and money market accounts (a 72 basis point decrease), combined with the reduction in interest expense caused by our repayment of the subordinated debt in August 2008. Our average cost of funds, excluding the effect of interest-free demand deposits, decreased to 1.28% from 2.51% between the periods due to the decline in market interest rates.

          Net Interest Income Before Provision for Loan Losses. Net interest income before the provision for loan losses was $2,307,118 for the quarter ended March 31, 2009, an increase of $331,829, or 16.8% over the $1,975,289 in the comparable 2008 quarter. Our interest rate spread increased to 3.89% in the first quarter of 2009 from 3.13% in the first quarter of 2008. We were able to increase the spread due principally to the combined effect of the interest rate floors on most of our loans and our purchases of investment securities during 2008 prior to the most recent series of market rate declines that began in the fourth quarter of 2008. Our net interest margin increased to 4.37% in the first quarter of 2009 from 4.07% in the first quarter of 2008. The margin is higher than the spread because it takes into account the effect of interest free demand deposits and capital, but the improvement in margin is less than the improvement in spread because those interest-free funding sources are less valuable during periods of lower market interest rates.

          Provision for Loan Losses. We took a provision for loan losses of $275,000 for the quarter ended March 31, 2009 compared to a provision for loan losses of $30,000 for the quarter ended March 31, 2008. The $245,000 increase in the provision was due to a higher level of charge-offs, $350,023 for the 2009 quarter as compared to $93,730 in the same period in 2008, and continuing deterioration of the real estate market and local economy. We are aggressively collecting these charged-off loans in an effort to recover the amounts charged off. The provision for loan losses in any period depends upon the amount necessary to bring the allowance for loan losses to the level management believes is appropriate, after taking into account charge offs and recoveries. Our allowance for loan losses is based on management’s evaluation of the risks inherent in our loan portfolio and the general economy. Management periodically evaluates both broad categories of performing loans and problem loans individually to assess the appropriate level of the allowance.

          Although management uses available information to assess the appropriateness of the allowance on a quarterly basis in consultation with outside advisors and the board of directors, changes in national or local economic conditions, the circumstances of individual borrowers, or other factors, may change, increasing the level of problem loans and requiring an increase in the level of the allowance. The allowance for loan losses represented 1.35% of total loans at March 31, 2009. There can be no assurance that a higher level, or a higher provision for loan losses, will not be necessary in the future.

          Non-interest Income. Non-interest income was $613,169 for the three months ended March 31, 2009, compared to $565,902 during the same period last year. The $47,267, or 8.4%, increase in non-interest income was a direct result of a $66,247 increase in service charges on deposits and an increase in net rental income of $12,528, partially offset by a decrease of $35,036 in other income. Service fees on deposit accounts, principally non-sufficient funds fees, increased from 2008 to 2009 due to an increase in the number of non-sufficient fund transactions coupled with our decision to increase per item charges for both insufficient fund and bounced check fees and other deposit fees in March of 2008. The increase in net rental income was because the Bank was able to sublease a portion of a leased property that was previously vacant. The decrease in other income was a result of the loss of a check cashing customer and the fee income associated with that business in the first quarter of 2008.

          Non-interest Expense. Non-interest expense was $1,952,463 for the quarter ended March 31, 2009, compared to $1,838,150 for the quarter ended March 31, 2008. The shifts in the individual categories were:

•	$21,357 increase in occupancy expenses due to higher utility bills;
•	$20,563 increase in legal expenses primarily due to increased collection costs
•	$20,674 increase in other expenses due to an increase in advertising expenses in connection with the Bank’s new advertising campaign and
•	$29,000 increase in FDIC and NYSBD assessments due to an increase in FDIC assessment rates.

          Income Tax Expense. Income tax expense was $319,773 for the quarter ended March 31, 2009, compared to income tax expense of $311,096 for the quarter ended March 31, 2008. The increase in income tax expense was due to the $19,783 increase in income before income taxes in the 2009 quarter. Our effective tax rate for the quarter ended March 31, 2009 was 46.2%, the same as for the quarter ended March 31, 2008.

VSB Bancorp, Inc.
Consolidated Average Balance Sheets
(unaudited)

	Three Months Ended March 31, 2009				Three Months Ended March 31, 2008

	Average Balance		Interest	Yield/ Cost	Average Balance		Interest	Yield/ Cost

Assets:
Interest-earning assets:
Loans receivable	$67,850,861		$1,330,706	7.55%	$62,991,593		$1,244,491	7.88%
Investment securities, afs	121,701,423		1,382,619	4.61	117,303,627		1,384,297	4.75
Other interest-earning assets	18,523,892		4,741	0.10	13,742,193		102,293	2.99

Total interest-earning assets	208,076,176		2,718,066	5.17	194,037,413		2,731,081	5.64

Non-interest earning assets	5,518,760				13,159,112

Total assets	$213,594,936				$207,196,525

Liabilities and equity:
Interest-bearing liabilities:
Savings accounts	$12,717,607		13,102	0.42	$10,993,663		18,982	0.69
Time accounts	75,067,561		310,552	1.68	65,193,032		519,447	3.20
Money market accounts	23,432,674		60,511	1.05	21,853,581		96,092	1.77
Now accounts	18,498,973		26,783	0.59	17,877,491		32,231	0.73
Subordinated debt	—		—	—	5,155,000		89,040	6.91

Total interest-bearing liabilities	129,716,815		410,948	1.28	121,072,767		755,792	2.51
Checking accounts	59,234,376				63,047,901

Total deposits and subordinated debt	188,951,191				184,120,668
Other liabilities	1,281,238				1,355,991

Total liabilities	190,232,429				185,476,659
Equity	23,362,507				21,719,866

Total liabilities and equity	$213,594,936				$207,196,525

Net interest income/net interest rate spread			$2,307,118	3.89%			$1,975,289	3.13%

Net interest earning assets/net interest margin	$78,359,361			4.37%	$72,964,646			4.07%

Ratio of interest-earning assets to interest-bearing liabilities	1.60	x			1.60	x

Return on Average Assets (1)	0.64%				0.69%

Return on Average Equity (1)	5.85%				6.59%

Tangible Equity to Total Assets	10.75%				10.56%

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

          During the three months ended March 31, 2009, we had a net increase in total deposits of $8,923,103 due to increases of $16,828,064 in NOW accounts, $1,706,632 in non-interest demand deposits, $1,233,673 in savings accounts and $975,623 in money market accounts, partially offset by a decrease of $11,820,889 in time deposits. We also received proceeds from repayment of investment securities of $7,343,401. We used $5,799,823 of available funds to purchase new investment securities and we had a net loan increase of $2,780,229. These changes resulted in an overall increase in cash and cash equivalents of $8,249,720.

          In contrast, during the three months ended March 31, 2008, we had a net increase in total deposits of $5,314,421 due to increases of $2,922,381 in money market, $1,814,127 in NOW accounts, $676,271 in non-interest demand deposits and $193,610 in time deposits. This was partially offset by a decrease of $291,968 in savings accounts. We received proceeds from repayment of investment securities of $7,407,082 and we had a reduction in net loans of $1,031,224. We used $9,498,945 of available funds to purchase new investment securities. These changes resulted in an overall increase in cash and cash equivalents of $4,465,675.

          At quarter end 2009, cash and cash equivalents represented 13% of total assets. We anticipate, based upon historical experience that these funds, combined with cash inflows we anticipate from payments on our loan and investment securities portfolios, will be sufficient to fund loan growth and unanticipated deposit outflows. As a secondary source of liquidity, at quarter end 2009 we had in excess of $120 million of investment securities classified available for sale. The disposition of these securities prior to maturity is an option available to us in the event, which we believe is unlikely, that our primary sources of liquidity and expected cash flows are insufficient to meet our need for funds. Additionally, we have access to borrow funds at the Federal Home Loan Bank of New York using securities in our investment portfolio as collateral if the need arises. We do not anticipate a need for additional capital resources and do not expect to raise funds through a stock offering in the near future. As a result, of our strong capital resources and available liquidity, we did not participate in the Treasury Departments TARP Capital Purchase Program. We have sufficient resources to allow us to continue to make loans as appropriate opportunities arise without having to rely on government funds to support our lending activities.

          Victory State Bank satisfied all capital ratio requirements of the Federal Deposit Insurance Corporation at March 31, 2009, with a Tier I Leverage Capital ratio of 10.29%, a ratio of Tier I Capital to Risk-Weighted Assets ratio of 23.83%, and a Total Capital to Risk-Weighted Assets ratio of 24.83%.

          VSB Bancorp, Inc. satisfied all capital ratio requirements of the Federal Reserve at March 31, 2009, with a Tier I Leverage Capital ratio of 10.51%, a ratio of Tier I Capital to Risk-Weighted Assets ratio of 23.93%, and a Total Capital to Risk-Weighted Assets ratio of 24.92%.

          The following table sets forth our contractual obligations and commitments for future lease payments, time deposit maturities and loan commitments.

Contractual Obligations and Commitments at March 31, 2009

Contractual Obligations	Payment due by Period

	Less than One Year	One to three years	Four to five years	After five years	Total Amounts committed

Minimum annual rental payments under non-cancelable operating leases	$400,042	$821,832	$839,084	$1,694,062	$3,755,020
Remaining contractual maturities of time deposits	61,164,905	959,779	2,377,921	—	64,502,605

Total contractual cash obligations	$61,564,947	$1,781,611	$3,217,005	$1,694,062	$68,257,625

Other commitments	Amount of commitment Expiration by Period

	Less than One Year	One to three years	Four to five years	After five years	Total Amounts committed

Loan commitments	$33,662,394	$5,078,228	$—	$—	$38,740,622

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

Non-Performing Loans

          Management closely monitors non-performing loans and other assets with potential problems on a regular basis. We had nine non-performing loans, totaling $1,654,783, at March 31, 2009, compared to thirteen non-performing loans, totaling $2,279,067, at December 31, 2008. The following is information about the four largest non-performing loans, totaling $1,436,627 in outstanding principal balance. Management believes it has taken appropriate steps with a view towards maximizing recovery and minimizing loss on these loans.

•

$859,968 in three loans to a builder secured and cross-collateralized by first mortgage liens on three lots in Staten Island on which single family houses are being built. The loans are past maturity and we have commenced foreclosure actions. A motion to appoint a referee was submitted and we are awaiting the court’s decision.

•

$516,659 in a loan to a local business. The loan is in arrears but the borrower continues to make partial payments. The loan is secured by a first mortgage on a commercial building, a third mortgage on the borrower’s personal residence, a security interest in the business, and the personal guaranties of the principals. The commercial property is listed for sale at a price in excess of all amounts owed.

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

Item 4 –Controls and Procedures

          Evaluation of Disclosure Controls and Procedures: As of March 31, 2009, we undertook an evaluation of our disclosure controls and procedures under the supervision and with the participation of Raffaele M. Branca, President, CEO and CFO and Ronald Giampaolo, Vice President and Controller. Disclosure controls are the systems and procedures we use that are designed to ensure that information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934 (such as annual reports on Form 10-K and quarterly periodic reports on Form 10-Q) is recorded, processed, summarized and reported, in a manner which will allow senior management to make timely decisions on the public disclosure of that information. Mr. Branca concluded that our current disclosure controls and procedures are effective in ensuring that such information is (i) collected and communicated to senior management in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Since our last evaluation of our disclosure controls, we have not made any significant changes in, or taken corrective actions regarding, either our internal controls or other factors that could significantly affect those controls.

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

          IndyMac Bank, F.S.B. (“Old IndyMac”), was closed by the Office of Thrift Supervision (“OTS”) and the Federal Deposit Insurance Corporation (“FDIC”) was appointed as its conservator in July 2008. The OTS then created a new bank (“New IndyMac”) and many of the assets of Old IndyMac were transferred to New IndyMac. The Bank has been advised by opposing legal counsel that the claim in the litigation is owned by Old IndyMac, which is being liquidated by the FDIC. The Bank has been advised that the holder of the claim against the Bank intends to continue to pursue its claim against the Bank. The Bank intends to diligently defend the litigation. The litigation is in the discovery phase and depositions of former officers and employees of Old IndyMac, the first depositions in the case, began in April 2009, but have not concluded.

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

Item 4 – Submission of Matters to a Vote of Security Holders

          No matters were submitted to security holders for a vote during the period from January 1, 2009 through March 31, 2009. VSB Bancorp, Inc. held its sixth Annual Meeting of Stockholders on April 28, 2009 at its principal office, 4142 Hylan Boulevard, Staten Island, New York 10308 at 5:00 P.M. At that meeting, 1,672,784 shares of the capital stock of the Company were represented in person or by proxy, being 90.8% of all outstanding shares of the capital stock of the Company, with a quorum being present. The Annual Meeting was held for the purpose of voting on three proposals, with the results of the voting as follows:

1.	The election of three directors for three-year terms:

Director Elected	Votes For	Percentage of shares voted	Votes Withheld	Percentage of shares voted

Alfred C. Johnsen	1,596,675	95.5%	76,109	4.5%
Carlos Perez MD	1,596,564	95.4%	76,220	4.6%
Bruno Savo	1,596,564	95.4%	76,220	4.6%

No other persons received any votes.

The following directors continued as directors of the Company: Joseph J. LiBassi, Joan Nerlino Caddell, Raffaele M. Branca, Robert S. Cutrona, Sr. and Chaim Farkas.

2.	The ratification of the appointment of Crowe Horwath LLP as our independent public accountants for the fiscal year ending December 31, 2009.

Votes For	Percentage of shares voted	Votes Against	Percentage of shares voted	Proxies marked Abstained

1,643,235	99.2%	13,439	0.8%	15,910

3.	The stockholder proposal requesting the Board to eliminate the classification of the Board and to require that all directors be elected annually.

Votes For	Percentage of shares voted	Votes Against	Percentage of shares voted	Proxies marked Abstained

324,341	29.8%	762,302	70.2%	25,110

There were 561,031 broker non-votes.

Item 5 – Other Information

On May 12, 2009, VSB Bancorp, Inc. (NASDAQ: VSBN) and Victory State Bank announced that Robert P. Moore has been elected to their Boards of Directors. Mr. Moore is a prominent executive board member of the Staten Island Economic Development Corporation (“SIEDC”) and retired Vice President of Marketing & Sales at Keyspan (now National Grid).

Mr. Moore, 60, is the Executive Vice Chairman of the SIEDC Board, the premier economic development advocate serving the business community of Staten Island. Mr. Moore, in his former position as VP of Marketing and Sales at Keyspan, assisted developers and builders to access the natural gas services and energy solutions of Keyspan.

Mr. Moore graduated with a Bachelor of Science Degree in Business Management from St. Francis College and a Master in Business Administration Degree in Finance from Long Island University in 1975. He formerly served on the board of directors of American Gas Association, Junior Achievement of New York and on the Council of Regents for Saint Francis College. Mr. Moore resides in Grymes Hill with his wife Patrice.

There are no arrangements or understandings between the new director and other persons, pursuant to which such director was selected as a director.

Mr. Moore will serve on the Loan Committee of Victory State Bank.

There are no related person transactions with Mr. Moore, for which Mr. Moore has a direct or indirect material interest.

There are no material plan, contract or arrangement (whether or not written) to which the director is a party or in which he participates, which was adopted or amended in connection with his election as a director or in which he has received a grant or an award.

Signature Page

          In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VSB Bancorp, Inc.

Date: May 12, 2009	/s/ Raffaele M. Branca

Raffaele M. Branca, President & CEO
Principal Executive Officer and

Date: May 12, 2009	/s/ Ronald Giampaolo

Ronald Giampaolo,
Vice President, Controller and Principal
Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31.1	Rule 13A-14(a)/15D-14(a) Certification of Chief Executive Officer
31.2	Rule 13A-14(a)/15D-14(a) Certification of Principal Accounting Officer
32.1	Certification by CEO pursuant to 18 U.S.C. 1350.
32.2	Certification by Principal Accounting Officer pursuant to 18 U.S.C. 1350.

Item 6 - Exhibits

Exhibit Number	Description of Exhibit

31.1	Rule 13A-14(a)/15D-14(a) Certification of Chief Executive Officer
31.2	Rule 13A-14(a)/15D-14(a) Certification of Principal Accounting Officer
32.1	Certification by CEO pursuant to 18 U.S.C. 1350.
32.2	Certification by Principal Accounting Officer pursuant to 18 U.S.C. 1350.