Form 10-Q
period 2009-06-30
VSB BANCORP INC
filed 2009-08-11
CIK 1225874

UNITED STATES
SECURITY AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20849

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED JUNE 30, 2009

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

The Registrant had 1,850,491 common shares outstanding as of August 5, 2009.

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

VSB Bancorp, Inc.
Consolidated Statements of Financial Condition
(unaudited)

	June 30, 2009	December 31, 2008

Assets:
Cash and due from banks	$37,386,551	$21,240,223
Investment securities, available for sale	115,350,244	120,288,588
Loans receivable	69,306,455	66,246,652
Allowance for loan loss	(928,064)	(987,876)

Loans receivable, net	68,378,391	65,258,776
Bank premises and equipment, net	3,461,215	3,695,822
Accrued interest receivable	710,936	723,473
Deferred taxes	—	525,839
Other assets	642,598	925,007

Total assets	$225,929,935	$212,657,728

Liabilities and stockholders’ equity:
Liabilities:
Deposits:
Demand and checking	$65,288,402	$58,598,579
NOW	34,622,620	17,636,154
Money market	23,909,746	22,829,789
Savings	13,534,421	12,412,561
Time	62,106,445	76,323,494

Total Deposits	199,461,634	187,800,577
Escrow deposits	361,965	308,872
Accounts payable and accrued expenses	1,681,182	1,344,512

Total liabilities	201,504,781	189,453,961

Stockholders’ equity:
Common stock, ($.0001 par value, 3,000,000 shares authorized, 1,945,134 issued, 1,850,491 outstanding at June 30, 2009 and 1,923,884 issued, 1,882,461 outstanding at December 31, 2008)	195	192
Additional paid in capital	9,276,908	9,200,010
Retained earnings	15,331,339	14,714,143
Treasury stock, at cost (94,643 shares at June 30, 2009 and 41,423 shares at December 31, 2008)	(858,863)	(395,891)
Unearned Employee Stock Ownership Plan shares	(817,211)	(901,750)
Accumulated other comprehensive gain, net of taxes of $1,258,894 and $488,735, respectively	1,492,786	587,063

Total stockholders’ equity	24,425,154	23,203,767

Total liabilities and stockholders’ equity	$225,929,935	$212,657,728

See notes to consolidated financial statements.

VSB Bancorp, Inc.
Consolidated Statements of Operations
(unaudited)

	Three months ended June 30, 2009	Three months ended June 30, 2008	Six months ended June 30, 2009	Six months ended June 30, 2008

Interest and dividend income:
Loans receivable	$1,323,189	$1,172,917	$2,653,895	$2,417,408
Investment securities	1,314,667	1,431,362	2,697,286	2,815,659
Other interest earning assets	5,693	74,552	10,434	176,845

Total interest income	2,643,549	2,678,831	5,361,615	5,409,912
Interest expense:
NOW	35,990	32,702	62,773	64,933
Money market	62,944	72,509	123,455	168,601
Savings	13,219	18,191	26,321	37,173
Subordinated debt	—	89,039	—	178,079
Time	220,765	380,380	531,317	899,827

Total interest expense	332,918	592,821	743,866	1,348,613

Net interest income	2,310,631	2,086,010	4,617,749	4,061,299
Provision for loan loss	100,000	55,000	375,000	85,000

Net interest income after provision for loan loss	2,210,631	2,031,010	4,242,749	3,976,299

Non-interest income:
Loan fees	24,773	21,285	50,524	43,508
Service charges on deposits	538,187	545,902	1,084,049	1,025,517
Net rental income	12,567	11,103	24,084	10,092
Other income	39,556	45,944	69,595	111,019

Total non-interest income	615,083	624,234	1,228,252	1,190,136

Non-interest expenses:
Salaries and benefits	911,745	868,263	1,823,728	1,778,671
Occupancy expenses	373,242	358,466	752,323	716,190
Legal expense	59,847	65,700	134,496	119,786
Professional fees	75,500	62,100	152,500	123,500
Computer expense	70,896	57,198	137,696	112,304
Directors’ fees	60,675	57,700	111,775	114,950
FDIC and NYSBD assessments	101,500	46,500	177,000	93,000
Other expenses	319,268	346,250	635,618	641,926

Total non-interest expenses	1,972,673	1,862,177	3,925,136	3,700,327

Income before income taxes	853,041	793,067	1,545,865	1,466,108
Provision/(benefit) for income taxes:
Current	450,353	400,690	876,203	733,590
Deferred	(56,609)	(33,898)	(162,686)	(55,702)

Total provision for income taxes	393,744	366,792	713,517	677,888

Net income	$459,297	$426,275	$832,348	$788,220

Earnings per share:

Basic	$0.26	$0.23	$0.46	$0.43

Diluted	$0.25	$0.23	$0.46	$0.42

Comprehensive income/(loss)	$463,129	$(585,163)	$1,738,071	$820,213

Book value per common share	$13.20	$11.31	$13.20	$11.31

See notes to consolidated financial statements.

VSB Bancorp, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
Year Ended December 31, 2008 and Six Months Ended June 30, 2009
(unaudited)

	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock, at cost	Unearned ESOP Shares	Accumulated Other Comprehensive Income(Loss)	Total Stockholders’ Equity

Balance at January 1, 2008	1,900,509	$190	$9,107,119	$13,226,395	$—	$(1,070,827)	$(379,072)	$20,883,805

Exercise of stock option, including tax benefit	23,375	2	164,857					164,859
Stock-based compensation			1,278					1,278
Amortization of earned portion of ESOP common stock						169,077		169,077
Amortization of cost over fair value - ESOP			(73,244)					(73,244)
Transfer from ESOP repurchase obligation								—
Cash dividends declared ($0.24 per share)				(443,996)				(443,996)
Purchase of treasury stock, at cost	(41,423)				(395,891)			(395,891)
Comprehensive income:
Net income				1,931,744				1,931,744
Other comprehensive income, net:
Change in unrealized loss on securities available for sale, net of tax effects	—	—	—	—	—	—	966,135	966,135

Total comprehensive income								2,897,879

Balance at December 31, 2008	1,882,461	$192	$9,200,010	$14,714,143	$(395,891)	$(901,750)	$587,063	$23,203,767

Exercise of stock option, including tax benefit	21,250	3	118,624					118,627
Stock-based compensation			639					639
Amortization of earned portion of ESOP common stock						84,539		84,539
Amortization of cost over fair value - ESOP			(42,365)					(42,365)
Cash dividends declared ($0.12 per share)				(215,152)				(215,152)
Purchase of treasury stock, at cost	(53,220)				(462,972)			(462,972)
Comprehensive income:
Net income				832,348				832,348
Other comprehensive income, net:
Change in unrealized gain on securities available for sale, net of tax effects	—	—	—	—	—	—	905,723	905,723

Total comprehensive income								1,738,071

Balance at June 30, 2009	1,850,491	$195	$9,276,908	$15,331,339	$(858,863)	$(817,211)	$1,492,786	$24,425,154

See notes to consolidated financial statements.

VSB Bancorp, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	Three months ended June 30, 2009	Three months ended June 30, 2008	Six months ended June 30, 2009	Six months ended June 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$459,297	$426,275	$832,348	$788,220
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	168,227	153,602	338,781	304,596
Accretion of income, net of amortization of premium	826	(57,913)	(14,521)	(111,312)
ESOP compensation expense	22,470	23,380	42,174	49,577
Stock-based compensation expense	319	319	639	639
Provision for loan losses	100,000	55,000	375,000	85,000
Decrease in prepaid and other assets	42,259	36,899	282,409	38,599
Decrease/(increase) in accrued interest receivable	9,254	(22,807)	12,537	67,205
Increase in deferred income taxes	(3,234)	(208,572)	(244,320)	(230,376)
(Decrease)/increase in accrued expenses and other liabilities	(29,769)	185,747	336,670	(30,768)

Net cash provided by operating activities	769,649	591,930	1,961,717	961,380

CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in loan receivable	(658,774)	(1,853,016)	(3,439,003)	(821,792)
Proceeds from repayment of investment securities, available for sale	11,005,945	6,995,036	18,349,346	14,402,118
Purchases of investment securities, available for sale	(5,976,388)	(12,113,438)	(11,776,211)	(21,612,383)
Purchases of premises and equipment	(45,213)	(124,358)	(104,174)	(167,884)

Net cash provided by/(used in) investing activities	4,325,570	(7,095,776)	3,029,958	(8,199,941)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	2,791,047	7,411,671	11,714,150	12,726,092
Exercise of stock options	118,627	52,000	118,627	52,000
Purchase of treasury stock, at cost	—	—	(462,972)	—
Cash dividends paid	(108,285)	(114,518)	(215,152)	(228,549)

Net cash provided by financing activities	2,801,389	7,349,153	11,154,653	12,549,543

NET INCREASE IN CASH AND CASH EQUIVALENTS	7,896,608	845,307	16,146,328	5,310,982

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	29,489,943	22,162,554	21,240,223	17,696,879

CASH AND CASH EQUIVALENTS, END OF PERIOD	$37,386,551	$23,007,861	$37,386,551	$23,007,861

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$326,212	$574,367	$882,111	$1,636,236

Taxes	$457,002	$405,326	$525,852	$727,326

See notes to consolidated financial statements.

VSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

1.	GENERAL

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

          Management evaluated events and transactions that occurred through August 11, 2009, the date these financial statements were issued, for potential recognition or disclosure, in accordance with the requirements of Statement of Financial Accounting Standards No. 165.

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

          Cash and Cash Equivalents – Cash and cash equivalents consists of cash on hand, due from banks and interest-bearing deposits. Net cash flows are reported for customer loan and deposit transactions and interest-bearing deposits with original maturities of 90 days or less. Regulation D of the Board of Governors of the Federal Reserve System requires that Victory State Bank maintain non-interest-bearing deposits or cash on hand as reserves against its demand deposits. The amount of reserves which Victory State Bank is required to maintain depends upon its level of transaction accounts. During the fourteen day period from June 18, 2009 through July 1, 2009, Victory State Bank was required to maintain reserves, after deducting vault cash, of $4,172,000. Reserves are required to be maintained on a fourteen day basis, so, from time to time, Victory State Bank may use available cash reserves on a day to day basis, so long as the fourteen day average reserves satisfy Regulation D requirements. Victory State Bank is required to report transaction account levels to the Federal Reserve on a weekly basis.

          Interest-bearing bank balances – Interest-bearing bank balances mature overnight and are carried at cost.

          Investment Securities, Available for Sale - Investment securities, available for sale, are to be held for an unspecified period of time and include securities that management intends to use as part of its asset/liability strategy. These securities may be sold in response to changes in interest rates, prepayments or other factors and are carried at estimated fair value. Gains or losses on the sale of such securities are determined by the specific identification method. Interest income includes amortization of purchase premium and accretion of purchase discount. Premiums and discounts are recognized in interest income using a method that approximates the level yield method without anticipating prepayments, except for mortgage-backed securities where prepayments are estimated. Unrealized holding gains or losses, net of deferred income taxes, are excluded from earnings and reported as other comprehensive income in a separate component of stockholders’ equity until realized. Declines in the fair value of securities below their cost that are other than temporary are reflected as realized losses. In estimating other-than-temporary losses, management considers: (1) the length of time and extent that fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, and (3) the Company’s intent and probability of being required to sell the securities before recovery of the amortized cost basis less any current-period loss.

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

          Subordinated Debt - In August of 2003, the Company formed VSB Capital Trust I (the “Trust”). The Trust is a statutory business trust organized under Delaware law and the Company owns all of its common securities. The Trust issued $5.0 million of Trust Preferred Capital Securities to an independent investor and $155,000 of common securities to the Company. The Company issued a $5.16 million subordinated debenture to the Trust. The subordinated debenture was the sole asset of the Trust. On August 8, 2008, the Company repaid the subordinated debenture in full at par, received payment of $155,000 on account of its common securities of the Trust, and all the outstanding Trust Preferred Capital Securities were likewise redeemed, thereby ending the entire arrangement. The Trust was not consolidated with the Company.

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

          Basic and Diluted Net Income Per Common Share - Basic net income per share of common stock is based on 1,792,629 shares and 1,849,448 shares, the weighted average number of common shares outstanding for the three months ended June 30, 2009 and 2008, respectively. Diluted net income per share of common stock is based on 1,809,660 and 1,880,697, the weighted average number of common shares and potentially dilutive common shares outstanding for the three months ended June 30, 2009 and 2008, respectively. The weighted average number of potentially dilutive common shares excluded in calculating diluted net income per common share due to the anti-dilutive effect is 56,677 and 55,843 shares for the three months ended June 30, 2009 and 2008, respectively. Common stock equivalents were calculated using the treasury stock method.

          Basic net income per share of common stock is based on 1,800,264 shares and 1,847,272 shares, the weighted average number of common shares outstanding for the six months ended June 30, 2009 and 2008, respectively. Diluted net income per share of common stock is based on 1,816,269 and 1,880,409, the weighted average number of common shares and potentially dilutive common shares outstanding for the six months ended June 30, 2009 and 2008, respectively. The weighted average number of potentially dilutive common shares excluded in calculating diluted net income per common share due to the anti-dilutive effect is 65,532 and 48,349 shares for the six months years ended June 30, 2009 and 2008, respectively. Common stock equivalents were calculated using the treasury stock method.

          The reconciliation of the numerators and the denominators of the basic and diluted per share computations for the three and six months ended June 30, are as follows:

Reconciliation of EPS	Three months ended June 30, 2009			Three months ended June 30, 2008

	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount

Basic earnings per common share
Net income available to common stockholders	$459,297	1,792,629	$0.26	$426,575	1,849,448	$0.23

Effect of dilutive shares
Weighted average shares, if converted		17,031			31,249

Diluted earnings per common share
Net income available to common stockholders	$459,297	1,809,660	$0.25	$426,575	1,880,697	$0.23

Reconciliation of EPS	Six months ended June 30, 2009			Six months ended June 30, 2008

	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount

Basic earnings per common share
Net income available to common stockholders	$832,348	1,800,264	$0.46	$788,220	1,847,272	$0.43

Effect of dilutive shares
Weighted average shares, if converted		16,005			33,137

Diluted earnings per common share
Net income available to common stockholders	$832,348	1,816,269	$0.46	$788,220	1,880,409	$0.42

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

Recently-Adopted Accounting Standards - In December 2007, the FASB issued FAS No. 141 (revised 2007), Business Combinations (“FAS 141(R)”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. FAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this standard did not have a material effect on the Company’s results of operations or financial position.

          In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160”), which changed the accounting and reporting for minority interests, which will be re-characterized as non-controlling interests and classified as a component of equity within the consolidated balance sheets. FAS No. 160 was effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of FAS No. 160 did not have a significant impact on Company’s results of operations or financial position.

          In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133”. FAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 for derivative instruments and hedging activities. FAS No. 161 requires qualitative disclosure about objectives and strategies for using derivative and hedging instruments, quantitative disclosures about fair value amounts of the instruments and gains and losses on such instruments, as well as disclosures about credit-risk features in derivative agreements. FAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of this standard did not have a material effect on the Company’s results of operations or financial position.

          In April 2009, the FASB issued Staff Position (FSP) No. 115-2 and No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which amends existing guidance for determining whether impairment is other-than-temporary for debt securities. The FSP requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in earnings. For securities that do not meet the aforementioned criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income. Additionally, the FSP expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities. This FSP is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this standard did not have a material effect on the Company’s results of operations or financial position.

          In April 2009, the FASB issued Staff Position (FSP) No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset and Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants. The FSP provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity. In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value. The FSP also requires increased disclosures. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. The adoption of this standard did not have a material effect on the Company’s results of operations or financial position.

          In April 2009, the FASB issued Staff Position (FSP) No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies that were previously only required in annual financial statements. This FSP is effective for interim reporting periods ending after June 15, 2009. The Company adopted this FSP in the second quarter of 2009, which resulted in additional disclosures but no impact to the financial statements.

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

          In May 2009, the FASB issued SFAS No. 165 “Subsequent Events.” The objective of this statement is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statement are issued or available to be issued. The Statement is effective for interim and annual financial periods ending after June 15, 2009. The adoption this quarter resulted in additional disclosure, but no material impact to the results over operations or financial position.

Recently Issued but Not Yet Effective Standards

          On June 12, 2009, the FASB issued Statements No. 166, Accounting for Transfers of Financial Assets, and No. 167, Amendments to FASB Interpretation No. 46(R). Statement No. 166 is a revision to FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. Statement No. 167 amends FIN 46(R) to replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with a qualitative approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity (VIE) that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. Unlike FIN 46 (R), this Statement requires ongoing reconsideration of whether (1) an entity is a VIE and (2) an enterprise is the primary beneficiary of a VIE. Statement Nos. 166 and 167 will be effective at the start of the first fiscal year beginning after November 15, 2009. The adoption of these standards are not expected to impact the Company’s consolidated financial statements.

          On June 29, 2009, the FASB issued FASB Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – A Replacement of FASB Statement No. 162. With the issuance of this statement, the FASB Accounting Standards CodificationTM (Codification) became the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification became nonauthoritative. The issuance of the Codification is not intended to change GAAP. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this standard is not expected to impact the Company’s consolidated financial statements.

          The SEC’s Office of the Chief Accountant published Staff Accounting Bulletin (SAB) No. 112. SAB 112 which was effective June 10, 2009 and amends or rescinds portions of the interpretive guidance included in the Staff Accounting Bulletin Series to make the relevant interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. Specifically, SAB 112 aims to bring existing guidance into conformity with recent pronouncements by the FASB, including FASB Statement No. 141 (Revised December 2007), Business Combinations, and FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. The adoption of this bulletin is not expected to impact the Company’s consolidated financial statements.

3.	INVESTMENT SECURITIES, AVAILABLE FOR SALE

          The following table summarizes the amortized cost and fair value of the available-for-sale investment securities portfolio at June 30, 2009 and December 31, 2008 and the corresponding amounts of unrealized gains and losses therein:

	June 30, 2009

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

US Government Agency	$—	$—	$—	$—
FNMA MBS - Residential	5,559,196	151,028	—	5,710,224
FHLMC MBS - Residential	—	—	—	—
GNMA MBS - Residential	1,446,549	58,959	—	1,505,508
Whole Loan MBS - Residential	2,227,302	—	(37,571)	2,189,731
Collateralized mortgage obligations	103,365,517	2,916,533	(337,269)	105,944,781

	$112,598,564	$3,126,520	$(374,840)	$115,350,244

	December 31, 2008

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

US Government Agency	$—	$—	$—	$—
FNMA MBS - Residential	6,646,322	82,351	(38,079)	6,690,594
FHLMC MBS - Residential	37,410	232	—	37,642
GNMA MBS - Residential	1,576,764	56,026	—	1,632,790
Whole Loan MBS - Residential	2,620,965	—	(61,928)	2,559,037
Collateralized mortgage obligations	108,331,329	1,477,051	(439,855)	109,368,525

	$119,212,790	$1,615,660	$(539,862)	$120,288,588

          The amortized cost and fair value of the investment securities portfolio are shown by expected maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2009

Securities, Available for Sale Expected Maturity	Amortized Cost	Fair Value

Less than one year	$—	$—
Due after one year through five years	3,400,114	3,502,293
Due after five years through ten years	49,020,943	50,585,938
Due after ten years	60,177,507	61,262,013

	$112,598,564	$115,350,244

          The following table summarizes the investment securities with unrealized losses at June 30, 2009 and December 31, 2008 by aggregated major security type and length of time in a continuous unrealized loss position:

June 30, 2009	Less than 12 months		More than 12 months		Total

	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

US Government Agency	$—	$—	$—	$—	$—	$—
FHLMC MBS	—	—	—	—	—	—
FNMA MBS	—	—	—	—	—	—
GNMA MBS	—	—	—	—	—	—
Whole Loan MBS	—	—	2,189,731	(37,571)	2,189,731	(37,571)
Collateralized mortgage obligations	13,490,796	(223,016)	2,635,291	(114,253)	16,126,087	(337,269)

	$13,490,796	$(223,016)	$4,825,022	$(151,824)	$18,315,818	$(374,840)

December 31, 2008	Less than 12 months		More than 12 months		Total

	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

US Government Agency	$—	$—	$—	$—	$—	$—
FHLMC MBS	—	—	—	—	—	—
FNMA MBS	3,674,817	(34,814)	251,470	(3,265)	3,926,287	(38,079)
GNMA MBS	—	—	—	—	—	—
Whole Loan MBS	1,451,015	(54,787)	1,108,022	(7,141)	2,559,037	(61,928)
Collateralized mortgage obligations	13,662,143	(76,957)	8,808,164	(362,898)	22,470,307	(439,855)

	$18,787,975	$(166,558)	$10,167,656	$(373,304)	$28,955,631	$(539,862)

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

          At June 30, 2009, the unrealized loss on investment securities was caused by interest rate increases. We expect that these securities, at maturity, will not be settled for less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the securities and it is not more likely than not the Company will be required to sell the securities before recovery of the amortized cost basis less any current-period loss, these investments are not considered other-than-temporarily impaired. At June 30, 2009, there were two debt securities with unrealized losses with aggregate depreciation of 5% or more from the Company’s amortized cost basis. As the market value decline of these securities is caused by interest rate increases and management has the ability to hold these securities until maturity, or for the foreseeable future, if classified as available for sale, these securities are not deemed to be other-than-temporarily impaired.

          There were no sales of investment securities for the six months ended June 30, 2009 and 2008.

4.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

          In accordance with FSP FAS 107-1, the carrying amounts and estimated fair values of financial instruments, at June 30, 2009 and December 31, 2008 are as follows:

	June 30, 2009		December 31, 2008

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial Assets:
Cash and cash equivalents	$37,386,551	$37,386,551	$21,240,223	$21,240,223
Investment securities, available for sale	115,350,244	115,350,244	120,288,588	120,288,588
Loans receivable	69,306,455	67,574,143	65,258,776	63,767,118
Other financial assets	710,936	710,936	723,473	723,473

Total Financial Assets	$222,754,186	$221,021,874	$207,511,060	$206,019,402

Financial Liabilities:
Non-interest bearing deposits	$65,650,367	$65,650,367	$58,907,451	$58,907,451
Interest bearing deposits	134,173,232	133,955,678	129,201,998	129,096,378
Other liabilities	27,231	27,231	162,731	162,731

Total Financial Liabilities	$199,850,830	$199,633,276	$188,272,180	$188,166,560

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at June 30, 2009 Using

	June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
FNMA MBS - Residential	$5,710,224	$—	$5,710,224	$—

GNMA MBS - Residential	1,505,508	—	1,505,508	—
Whole Loan MBS - Residential	2,189,731	—	2,189,731	—
Collateralized mortgage obligations	105,944,781	—	105,944,781	—

Total Available for sale Securities	$115,350,244	$—	$115,350,244	$—

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at December 31, 2008 Using

	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
FNMA MBS - Residential	$6,690,594	$—	$6,690,594	$—
FHLMC MBS - Residential	37,642	—	37,642	—
GNMA MBS - Residential	1,632,790	—	1,632,790	—
Whole Loan MBS - Residential	2,559,037	—	2,559,037	—
Collateralized mortgage obligations	109,368,525	—	109,368,525	—

Total Available for sale Securities	$120,288,588	$—	$120,288,588	$—

Impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 3 inputs based on internally customized discounting criteria. As of June 30, 2009, we did not have any impaired loans that were collateral dependent.

Assets and Liabilities Measured on a Non-Recurring Basis

There were no assets and liabilities measured at fair value on a non-recurring basis as of June 30, 2009.

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

          Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a non-recurring basis were not significant at June 30, 2009.

Item 2
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition at June 30, 2009

          Total assets were $225,929,935 at June 30, 2009, an increase of $13,272,207 or, 6.2%, from December 31, 2008. The increase resulted from the investment of funds available to us as the result of an increase in deposits. The deposit increase was caused generally by our efforts to grow our franchise and specifically by the deposit increases at our branch offices. We invested these funds primarily in cash and cash equivalents, and in loans. The net increase in assets can be summarized as follows:

•	A $16,146,328 net increase in cash and cash equivalents and
•	A $3,119,615 net increase in net loans receivable, partially offset by
•	A $4,938,344 net decrease in investment securities available for sale.

          The decrease in investment securities was the result of a deliberate decision by management not to purchase investment securities during the first half of 2009 due to the extremely low yields that were available. Although the yields on cash equivalent liquid investments, such as overnight federal funds sold, were even lower, we elected to use funds from our increase in deposits to increase cash and cash equivalents so as to avoid locking those funds into low yielding securities investments with longer terms to maturity.

          In addition to these changes in major asset categories, we also experienced changes in other asset categories due to normal fluctuations in operations.

          Our deposits (including escrow deposits) were $199,823,599 at June 30, 2009, an increase of $11,714,150 or 6.2%, from December 31, 2008. The increase in deposits resulted from increases of $16,986,466 in NOW accounts, $6,742,916 in non-interest demand deposits, $1,121,860 in savings accounts and $1,079,957 in money market accounts, partially offset by a decrease of $14,217,049 in time deposits. The decrease in time deposits, and the primary increase in NOW accounts, was primarily due to the conversion of a $10 million municipal certificate of deposit into a NOW account. This deposit had been made in conjunction with the Bank Development District program.

          Total stockholders’ equity was $24,425,154 at June 30, 2009, an increase of $1,221,387 from December 31, 2008. The increase reflected (i) net income of $832,348 for the six months ended June 30, 2009, (ii) an increase of additional paid in capital of $118,624 due to the exercise by officers and directors of options to purchase 21,250 shares of common stock, (iii) an increase in the net unrealized gain on securities available for sale of $905,723 and (iv) a reduction of $84,539 in Unearned ESOP shares reflecting the gradual payment of the loan we made to fund the ESOP’s purchase of our stock. These increases were partially offset by $215,152 of dividends paid, representing the first and second quarters $0.06 per share cash dividends in 2009, and $462,972 representing the cost of 53,220 shares of common stock we repurchased in the first quarter of 2009 under our Company’s previously announced stock repurchase plans.

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

          Making permanent residential mortgage loans is not a material part of our business, and our investments in mortgage-backed securities and collateralized mortgage obligations have been made with a view towards avoiding the types of securities that are backed by low quality mortgage-related assets. However, one of the primary focuses of our local business is receiving deposits from, and making loans to, businesses involved in the construction and building trades industry on Staten Island. Construction loans represented a significant component of our loan portfolio, reaching 39.8% of total loans at year end 2005. As we monitored the economy and the strength of the local construction industry, we elected to reduce our portfolio of construction loans. By June 30, 2009, the percentage had declined to 14.6%. However, developers and builders provide not only a source of loans, but they also provide us with deposits and other business. If the weakness in the economy continues or worsens, then that could have a substantial adverse effect on our customers and potential customers, making it more difficult for us to find satisfactory loan opportunities and low-cost deposits. This could compel us to invest in lower yielding securities instead of higher-yielding loans and could also reduce low cost funding sources such as checking accounts and require that we replace them with higher cost deposits such as time deposits. Either or both of those shifts could reduce our net income.

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

          Our FDIC insurance premium was $122,869 in 2008. In 2009, the FDIC announced an increase in deposit insurance premiums so institutions like our Bank, even though we are in the lowest regulatory risk category, will be subject to an assessment rate between seven (7) and twelve (12) basis points per annum, which is higher than the assessment rate in 2008 of from five (5) to seven (7) basis points. Additionally, the FDIC has imposed a 5 basis point special assessment, based on June 30, 2009 total assets net of Tier 1 capital, payable on September 30, 2009. The special assessment amounts to $100,000. The FDIC has also announced a probable second special assessment of 5 basis points coming in the second half of 2009. These assessments will significantly increase our deposit insurance expense in 2009.

Results of Operations for the Three Months Ended June 30, 2009 and June 30, 2008

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

          General. We had net income of $459,297 for the quarter ended June 30, 2009, compared to net income of $426,275 for the comparable quarter in 2008. The principal categories which make up the 2009 net income are:

•	Interest income of $2,643,549
•	Reduced by interest expense of $332,918
•	Reduced by a provision for loan losses of $100,000
•	Increased by non-interest income of $615,083
•	Reduced by non-interest expense of $1,972,673
•	Reduced by income tax expense of $339,744

          We discuss each of these categories individually and the reasons for the differences between the quarters ended June 30, 2009 and 2008 in the following paragraphs. In general, the principal reason for the increase in net income when comparing the second quarter of 2009 with the same quarter in 2008 was an improvement in our interest rate spread and margin coupled with the increase in average assets, partially offset by the increase in provision for loan losses and an increase in FDIC and NYSBD assessments.

          Interest Income. Interest income was $2,643,549 for the quarter ended June 30, 2009, compared to $2,678,831 for the quarter ended June 30, 2008, a decrease of $35,282, or 1.3%. Interest income on loans increased by $150,272 in the second quarter of 2009. We had a $7.9 million increase in the average loan balances for the second quarter of 2009 compared to the second quarter of 2008 as management sought to deploy funds in loans, our highest yielding major asset category. The volume increase was the principal reason for the increase in interest income. However, the volume increase was partially offset by a 10 basis point decrease in loan yield due to the decline of the prime rate. The decline in yields on loans was less than the decline in yields on overnight investments because we have introduced interest rate floors on most of our loans that limit the decrease in yield when market interest rates are declining. In addition, interest income on loans during the second quarter of 2009 included $47,793 of interest paid in 2009 on a loan that was classified as non-accrual in 2008 but restored to performing and accrual status in 2009.

          The increase in interest income on loans was partially offset by a $68,859 decline in interest income on cash and due from banks (other interest earning assets), which resulted from a 195 basis point decrease in the yield on those assets (principally overnight investments) due to lower market interest rates. Beginning October 9, 2008, average other interest-earning assets included the deposit balances held at the Federal Reserve Bank of New York (“FRBNY”) because the FRBNY started paying interest on deposit balances. Previously, the deposits held at the FRBNY were categorized as non-interest earning assets. This change represented more than half of the increase in average other interest earning assets and more than half of the corresponding decrease in average non-interest earning assets.

          We also experienced a 38 basis point decrease in the average yield on our investment securities portfolio, from 4.75% to 4.37%, due to the purchase of new investment securities at lower market rates than the yields on the principal paydowns we received. The average balance of our investment portfolio decreased by $552,926, or 0.5%, between the periods. The decrease in volume and the decrease in yield resulted in an overall $116,695 decrease in interest income from investment securities. The investment securities portfolio represented 82.2% of average non-loan interest earning assets in the 2009 period compared to 89.2% in the 2008 period as we deliberately limited our investment of available funds in investment securities due to the loan yields available to us in the first half of 2009.

          Interest Expense. Interest expense was $332,918 for the quarter ended June 30, 2009, compared to $592,821 for the quarter ended June 30, 2008, a decrease of 43.8%. The decrease was primarily the result of a decrease in the rates we paid on deposits, principally on time deposits (an 81 basis point decrease) and money market accounts (a 34 basis point decrease), combined with the reduction in interest expense caused by our repayment of the subordinated debt in August 2008. Our average cost of funds, excluding the effect of interest-free demand deposits, decreased to 1.01% from 1.90% between the periods, due to the decline in market interest rates. We also note, however, that our interest rate spread and net interest margin may come under pressure in future periods if market interest rates rise. The yields on some of our loans may not adjust as rapidly as our cost of funds because those yields will not begin to adjust upwards until the prime rate rises sufficiently so that the yields exceed the interest rate floors.

          Net Interest Income Before Provision for Loan Losses. Net interest income before the provision for loan losses was $2,310,631 for the quarter ended June 30, 2009, an increase of $224,621, or 10.8% over the $2,086,010 in the comparable 2008 quarter. The increase in net interest income before the provision for loan losses was primarily due to the reduced interest cost of deposits and subordinated debt. Our interest rate spread increased to 3.82% in the second quarter of 2009 from 3.50% in the second quarter of 2008. We were able to increase the spread due principally to the combined effect of the interest rate floors on most of our loans and our purchases of investment securities during 2008 prior to the most recent series of market rate declines that began in the fourth quarter of 2008. Our net interest margin increased to 4.21% in the second quarter of 2009 from 4.20% in the second quarter of 2008. The margin is higher than the spread because it takes into account the effect of interest free demand deposits and capital, but the improvement in margin is less than the improvement in spread because those interest-free funding sources are less valuable during periods of lower market interest rates.

          Provision for Loan Losses. We took a provision for loan losses of $100,000 for the quarter ended June 30, 2009 compared to a provision for loan losses of $55,000 for the quarter ended June 30, 2008. The $45,000 increase in the provision was due to an increase in loan delinquencies and continuing deterioration of the real estate market and local economy. We are aggressively collecting charged-off loans in an effort to recover amounts charged off. The provision for loan losses in any period depends upon the amount necessary to bring the allowance for loan losses to the level management believes is appropriate, after taking into account charge offs and recoveries. Our allowance for loan losses is based on management’s evaluation of the risks inherent in our loan portfolio and the general economy. Management periodically evaluates both broad categories of performing loans and problem loans individually to assess the appropriate level of the allowance.

          Although management uses available information to assess the appropriateness of the allowance on a quarterly basis in consultation with outside advisors and the board of directors, changes in national or local economic conditions, the circumstances of individual borrowers, or other factors, may change, increasing the level of problem loans and requiring an increase in the level of the allowance. The allowance for loan losses represented 1.34% of total loans at June 30, 2009. There can be no assurance that a higher level, or a higher provision for loan losses, will not be necessary in the future.

          Non-interest Income. Non-interest income was $615,083 for the quarter ended June 30, 2009, compared to $624,234 during the same period last year. The $9,151, or 1.5%, decrease in non-interest income was a direct result of normal fluctuations in fee based customer transactions such as non-sufficient funds charges, the purchase of money orders, late charges on loans and similar retail banking transactions.

          Non-interest Expense. Non-interest expense was $1,972,673 for the quarter ended June 30, 2009, compared to $1,862,177 for the quarter ended June 30, 2008, an increase of $110,496. The shifts in the individual categories were:

•

$55,000 increase in FDIC and NYSBD assessments due to an increase in the FDIC assessment rate and the imposition of a special assessment to help replenish the FDIC insurance fund which has be substantially depleted by many current bank failures;

•	$43,482 increased in salaries and benefits due to additional staff and higher related benefit costs;
•	$14,776 increase in occupancy expenses due to higher utility bills.

          Income Tax Expense. Income tax expense was $393,744 for the quarter ended June 30, 2009, compared to income tax expense of $366,792 for the quarter ended June 30, 2008. The increase in income tax expense was due to the $59,974 increase in income before income taxes in the 2009 quarter. Our effective tax rate for the quarter ended June 30, 2009 was 46.2%, the same as for the quarter ended June 30, 2008.

Results of Operations for the Six Months Ended June 30, 2009 and June 30, 2008

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

          General. We had net income of $832,348 for the six months ended June 30, 2009, compared to net income of $788,220 for the comparable period in 2008. The principal categories which make up the 2009 net income are:

•	Interest income of $5,361,615
•	Reduced by interest expense of $743,866
•	Reduced by a provision for loan losses of $375,000
•	Increased by non-interest income of $1,228,252
•	Reduced by non-interest expense of $3,925,136
•	Reduced by income tax expense of $713,517

          We discuss each of these categories individually and the reasons for the differences between the six months ended June 30, 2009 and 2008 in the following paragraphs. In general, the principal reason for the increase in net income when comparing the first six months of 2009 with the same period in 2008 was an improvement in our interest rate spread and margin coupled with an increase in average assets, partially offset by the increase in provision for loan losses and an increase in FDIC and NYSBD assessments.

          Interest Income. Interest income was $5,361,615 for the six months ended June 30, 2009, compared to $5,409,912 for the six months ended June 30, 2008, a decrease of $48,297, or 0.9%. The principal reason for the decline was a decline in market interest rates, which was the primary cause of $166,411 decline in interest income from other interest earning assets (principally overnight investments) and a $118,373 decline in interest income on investment securities. On the positive side, interest income on loans increased by $236,487.

          The average yield on other interest earning assets (principally overnight investments) declined 241 basis points from 2.5% in the first six months of 2008 to 0.09% in the first six months of 2009 as the target federal funds rate declined from 4.25% at the beginning of 2008 to its current level of a range from 0.00% to 0.25%. Beginning October 9, 2008, average other interest-earning assets included the deposit balances held at the Federal Reserve Bank of New York (“FRBNY”) because the FRBNY started paying interest on deposit balances. Previously, the deposits held at the FRBNY were categorized as non-interest earning assets. This change represented more than half of the increase in average other interest earning assets and more than half of the corresponding decrease in average non-interest earning assets.

We also experienced a 26 basis point decrease in the average yield on our investment securities portfolio, from 4.75% to 4.49%, due to the purchase of new investment securities at lower market rates than the yields on the principal paydowns we received. The average balance of our investment portfolio increased by $1,940,172, or 1.63%, between the periods. The increase in volume was moderated by our decision, discussed above, to limit the purchases of investment securities to avoid locking in the very low rates at which they were available during the first half of 2009. The investment securities portfolio represented 84.4% of average non-loan interest earning assets in the 2009 period compared to 89.4% in the 2008 period.

          There were three principal causes of the $236,487 increase in interest on loans. First, we received $136,598 of interest due in 2008 but not paid or accrued on various loans. That interest was paid in 2009 and included in 2009 interest income. Second, we experienced a $6,394,523 increase in the average balance of loans as the result of management’s efforts to increase the volume of loans, our highest yielding major asset category. Third, the interest rate floors on many of our prime-based loans buffered the effect of the declining prime rate so that our average yield on loans decline only 24 basis points, from 7.70% to 7.56%.

          Interest Expense. Interest expense was $743,866 for the six months ended June 30, 2009, compared to $1,348,613 for the six months ended June 30, 2008, a decrease of $604,747 or 44.8%. The decrease was primarily the result of a decrease in the rates we paid on deposits, principally on time deposits (a 115 basis point decrease) and money market accounts (a 53 basis point decrease), combined with the reduction in interest expense caused by our repayment of the subordinated debt in August 2008, which had previously had an interest cost of 6.91%. As a result, our average cost of funds, excluding the effect of interest-free demand deposits, decreased to 1.15% from 2.20% between the periods due to the decline in market interest rates and the repayment of the subordinated debt.

          Net Interest Income Before Provision for Loan Losses. Net interest income before the provision for loan losses was $4,617,749 for the six months ended June 30, 2009, an increase of $556,450, or 13.7% over the $4,061,299 in the comparable 2008 period. Our interest rate spread increased to 3.87% in the first six months of 2009 from 3.33% in the same period of 2008. We were able to increase the spread due principally to the combined effect of the interest rate floors on most of our loans; our purchases of investment securities during 2008 prior to the most recent series of market rate declines that began in the fourth quarter of 2008; and the repayment of the relatively high cost subordinated debt. Our net interest margin increased to 4.32% in the first six months of 2009 from 4.15% in the same period of 2008. The margin is higher than the spread because it takes into account the effect of interest free demand deposits and capital, but the improvement in margin is less than the improvement in spread because those interest-free funding sources are less valuable during periods of lower market interest rates.

          Provision for Loan Losses. We took a provision for loan losses of $375,000 for the six months ended June 30, 2009 compared to a provision for loan losses of $85,000 for the six months ended June 30, 2008. The $290,000 increase in the provision was due to a higher level of charge-offs, $466,893 for the first six months of 2009 as compared to $251,716 in the same period in 2008, and continuing deterioration of the real estate market and local economy. We are aggressively collecting these charged-off loans in an effort to recover the amounts charged off. The provision for loan losses in any period depends upon the amount necessary to bring the allowance for loan losses to the level management believes is appropriate, after taking into account charge offs and recoveries. Our allowance for loan losses is based on management’s evaluation of the risks inherent in our loan portfolio and the general economy. Management periodically evaluates both broad categories of performing loans and problem loans individually to assess the appropriate level of the allowance.

          Although management uses available information to assess the appropriateness of the allowance on a quarterly basis in consultation with outside advisors and the board of directors, changes in national or local economic conditions, the circumstances of individual borrowers, or other factors, may change, increasing the level of problem loans and requiring an increase in the level of the allowance. The allowance for loan losses represented 1.34% of total loans at June 30, 2009. There can be no assurance that a higher level, or a higher provision for loan losses, will not be necessary in the future.

          Non-interest Income. Non-interest income was $1,228,252 for the six months ended June 30, 2009, compared to $1,190,136 during the same period last year. The $38,116, or 3.2%, increase in non-interest income was a direct result of normal fluctuations in retail banking transactions and the fees derived from them, such as insufficient funds fees, and an increase in net rental income because the Bank was able to sublease a portion of a leased property that was previously vacant. Other non-interest income declined because we lost a licensed check cashing company as a customer, which had previously generated substantial transaction fees, in the first quarter of 2008.

          Non-interest Expense. Non-interest expense was $3,925,136 for the six months ended June 30, 2009, compared to $3,700,327 for the six months ended June 30, 2008. The shifts in the individual categories were:

•

$84,000 increase in FDIC and NYSBD assessments due to an increase in the FDIC assessment rate and the imposition of a special assessment to help replenish the FDIC insurance fund which has be substantially depleted by many current bank failures;

•	$45,057 increased in salaries and benefits due to additional staff and higher related benefit costs;
•	$36,133 increase in occupancy expenses due to higher utility bills;
•

$29,000 increase in professional fees primarily due the costs of initial compliance with Section 404 of the Sarbanes-Oxley Act, which requires management and the independent accountant to report on the company’s internal control over financial reporting; and

•	$25,392 increase in computer expenses primarily due to increased fees associated with our disaster recovery program.

          Income Tax Expense. Income tax expense was $713,517 for the six months ended June 30, 2009, compared to income tax expense of $677,888 for the same period ended June 30, 2008. The increase in income tax expense was due to the $79,757 increase in income before income taxes in the 2009 period. Our effective tax rate for the first six months ended June 30, 2009 was 46.2%, the same as for the same period ended June 30, 2008.

VSB Bancorp, Inc.
Consolidated Average Balance Sheets
(unaudited)

	Three Months Ended June 30, 2009				Three Months Ended June 30, 2008				Six Months Ended June 30, 2009				Six Months Ended June 30, 2008

	Average Balance		Interest	Yield/ Cost	Average Balance		Interest	Yield/ Cost	Average Balance		Interest	Yield/ Cost	Average Balance		Interest	Yield/ Cost

Assets:
Interest-earning assets:
Loans receivable	$70,088,567		$1,323,189	7.37%	$62,185,996		$1,172,917	7.47%	$68,979,199		$2,653,895	7.56%	$62,584,676		$2,417,408	7.70%
Investment securities, afs	120,536,100		1,314,667	4.37	121,089,026		1,431,362	4.75	121,134,122		2,697,286	4.49	119,193,950		2,815,659	4.75
Other interest-earning assets	26,117,641		5,693	0.09	14,704,057		74,552	2.04	22,313,262		10,434	0.09	14,209,342		176,845	2.50

Total interest-earning assets	216,742,308		2,643,549	4.83	197,979,079		2,678,831	5.40	212,426,583		5,361,615	5.02	195,987,968		5,409,912	5.53

Non-interest earning assets	4,940,609				12,990,338				5,230,752				13,071,773

Total assets	$221,682,917				$210,969,417				$217,657,335				$209,059,741

Liabilities and equity:
Interest-bearing liabilities:
Savings accounts	$13,245,440		13,219	0.40	$11,816,546		18,191	0.62	$12,980,502		26,321	0.41	$11,402,990		37,173	0.66
Time accounts	63,005,008		220,765	1.41	69,021,801		380,380	2.22	69,006,358		531,317	1.55	67,104,083		899,827	2.70
Money market accounts	24,109,694		62,944	1.05	20,940,525		72,509	1.39	23,778,459		123,455	1.05	21,399,289		168,601	1.58
Now accounts	31,570,563		35,990	0.46	18,385,134		32,702	0.72	25,069,622		62,773	0.50	18,129,757		64,933	0.72
Subordinated debt	—		—	—	5,155,000		89,039	6.91	—		—	—	5,155,000		178,079	6.91

Total interest-bearing liabilities	131,930,705		332,918	1.01	125,319,006		592,821	1.90	130,834,941		743,866	1.15	123,191,119		1,348,613	2.20
Checking accounts	63,715,256				62,800,182				61,481,194				62,906,868

Total deposits and subordinated debt	195,645,961				188,119,188				192,316,135				186,097,987
Other liabilities	1,658,579				968,801				1,469,923				1,160,933

Total liabilities	197,304,540				189,087,989				193,786,058				187,258,920
Equity	24,378,377				21,881,428				23,871,277				21,800,821

Total liabilities and equity	$221,682,917				$210,969,417				$217,657,335				$209,059,741

Net interest income/net interest rate spread			$2,310,631	3.82%			$2,086,010	3.50%			$4,617,749	3.87%			$4,061,299	3.33%

Net interest earning assets/net interest margin	$84,811,603			4.21%	$72,660,073			4.20%	$81,591,642			4.32%	$72,796,849			4.15%

Ratio of interest-earning assets to interest-bearing liabilities	1.64	x			1.58	x			1.62	x			1.59	x

Return on Average Assets (1)	0.80%				0.79%				0.74%				0.75%

Return on Average Equity (1)	7.24%				7.65%				6.72%				7.17%

Tangible Equity to Total Assets	10.81%				9.94%				10.81%				9.94%

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

          During the six months ended June 30, 2009, we had a net increase in total deposits of $11,714,150 due to increases of $16,986,466 in NOW accounts, $6,742,916 in non-interest demand deposits, $1,121,860 in savings accounts and $1,079,957 in money market accounts, partially offset by a decrease of $14,217,049 in time deposits. We also received proceeds from repayment of investment securities of $18,349,346. We used $11,776,211 of available funds to purchase new investment securities and we had a net loan increase of $3,439,003. These changes resulted in an overall increase in cash and cash equivalents of $16,146,328 because we elected not to use those funds to purchase investment securities, as discussed above.

          In contrast, during the six months ended June 30, 2008, we had a net increase in total deposits of $12,726,092 due to increases of $5,584,881 in time deposits, $3,928,274 in non-interest demand deposits, $2,198,478 in NOW accounts and $1,134,606 in savings accounts, partially offset by a decrease of $120,147 in money market accounts. We also received proceeds from repayment of investment securities of $14,402,118. We used $21,612,383 of available funds to purchase new investment securities and we had a net loan increase of $821,792. These changes resulted in an overall increase in cash and cash equivalents of $5,310,982.

          At June 30, 2009, cash and cash equivalents represented 17% of total assets. We anticipate, based upon historical experience that these funds, combined with cash inflows we anticipate from payments on our loan and investment securities portfolios, will be sufficient to fund loan growth and unanticipated deposit outflows. As a secondary source of liquidity, at June 30, 2009 we had in excess of $115 million of investment securities classified available for sale. The disposition of these securities prior to maturity is an option available to us in the event, which we believe is unlikely, that our primary sources of liquidity and expected cash flows are insufficient to meet our need for funds. Additionally, we have the ability to borrow funds at the Federal Home Loan Bank of New York using securities in our investment portfolio as collateral if the need arises. We do not anticipate a need for additional capital resources and do not expect to raise funds through a stock offering in the near future. As a result of our strong capital resources and available liquidity, we did not participate in the Treasury Departments TARP Capital Purchase Program. We have sufficient resources to allow us to continue to make loans as appropriate opportunities arise without having to rely on government funds to support our lending activities.

          Victory State Bank satisfied all capital ratio requirements of the Federal Deposit Insurance Corporation at June 30, 2009, with a Tier I Leverage Capital ratio of 10.13%, a ratio of Tier I Capital to Risk-Weighted Assets ratio of 24.09%, and a Total Capital to Risk-Weighted Assets ratio of 25.08%.

          VSB Bancorp, Inc. satisfied all capital ratio requirements of the Federal Reserve at June 30, 2009, with a Tier I Leverage Capital ratio of 10.34%, a ratio of Tier I Capital to Risk-Weighted Assets ratio of 24.11%, and a Total Capital to Risk-Weighted Assets ratio of 25.08%.

          The following table sets forth our contractual obligations and commitments for future lease payments, time deposit maturities and loan commitments.

Contractual Obligations and Commitments at June 30, 2009

Contractual Obligations	Payment due by Period

	Less than One Year	One to three years	Four to five years	After five years	Total Amounts committed

Minimum annual rental payments under non-cancelable operating leases	$401,591	$825,690	$831,224	$1,597,147	$3,655,652
Remaining contractual maturities of time deposits	58,321,701	1,131,238	2,653,506	—	62,106,445

Total contractual cash obligations	$58,723,292	$1,956,928	$3,484,730	$1,597,147	$65,762,097

Other commitments	Amount of commitment Expiration by Period

	Less than One Year	One to three years	Four to five years	After five years	Total Amounts committed

Loan commitments	$41,666,591	$4,189,382	$—	$—	$45,855,973

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

Non-Performing Loans

          Management closely monitors non-performing loans and other assets with potential problems on a regular basis. We had eight non-performing loans, totaling $2,005,654, at June 30, 2009, compared to thirteen non-performing loans, totaling $2,279,067, at December 31, 2008. The following is information about the five largest non-performing loans, totaling $1,385,096 in outstanding principal balance at June 30, 2009. Management believes it has taken appropriate steps with a view towards maximizing recovery and minimizing loss on these loans.

•

$859,968 in three construction loans to a builder secured and cross-collateralized by first mortgage liens on three lots in Staten Island on which single family houses are near completion. The loans are past maturity and we have commenced foreclosure actions. A motion to appoint a referee to calculate the amount owed on the loans, which is a predicate to an actual foreclosure sale, was submitted and we are awaiting the court’s decision on that motion.

•

$510,095 in a loan to a local business. The loan is in arrears but the borrower continues to make partial payments. The loan is secured by a first mortgage on a commercial building, a third mortgage on the borrower’s personal residence, a security interest in the business, and the personal guaranties of the principals. This loan was repaid in full in July 2009.

•

$396,996 in a loan to a local business in which we are a participant in the loan with another bank. We are not the lead lender. The loan is in arrears and the lead lender has commenced a foreclosure action. The loan is secured by a first mortgage on a commercial building, a security interest in the business, and the personal guaranties of the principals.

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

Item 3 – Controls and Procedures

          Evaluation of Disclosure Controls and Procedures: As of June 30, 2009, we undertook an evaluation of our disclosure controls and procedures under the supervision and with the participation of Raffaele M. Branca, President, CEO and CFO. Disclosure controls are the systems and procedures we use that are designed to ensure that information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934 (such as annual reports on Form 10-K and quarterly periodic reports on Form 10-Q) is recorded, processed, summarized and reported, in a manner which will allow senior management to make timely decisions on the public disclosure of that information. Mr. Branca concluded that our current disclosure controls and procedures are effective in ensuring that such information is (i) collected and communicated to senior management in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Since our last evaluation of our disclosure controls, we have not made any significant changes in, or taken corrective actions regarding, either our internal controls or other factors that could significantly affect those controls.

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

Part II

Item 1 – Legal Proceedings

          There have been no material developments in the legal action pending in Supreme Court, Richmond County, commenced by IndyMac Bank, F.S.B. against the Bank, LaMattina & Associates, Inc. and others which was described in the report on Form 10-Q for the company for the quarter ended March 31, 2009. The litigation is in the discovery phase and depositions of former officers and employees of Old IndyMac, the first depositions in the case, began in April 2009, but have not concluded.

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

VSB Bancorp, Inc.

Date: August 11, 2009	/s/ Raffaele M. Branca

Raffaele M. Branca
President and Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31.1	Rule 13A-14(a)/15D-14(a) Certification of Chief Executive Officer
31.2	Rule 13A-14(a)/15D-14(a) Certification of Chief Financial Officer
32.1	Certification by CEO pursuant to 18 U.S.C. 1350.
32.2	Certification by CFO pursuant to 18 U.S.C. 1350.

Item 6 - Exhibits

Exhibit Number	Description of Exhibit

31.1	Rule 13A-14(a)/15D-14(a) Certification of Chief Executive Officer
31.2	Rule 13A-14(a)/15D-14(a) Certification of Chief Financial Officer
32.1	Certification by CEO pursuant to 18 U.S.C. 1350.
32.2	Certification by CFO pursuant to 18 U.S.C. 1350.