Form 10-Q
period 2009-09-30
VSB BANCORP INC
filed 2009-11-10
CIK 1225874

UNITED STATES
SECURITY AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20849

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED SEPTEMBER 30, 2009

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

The Registrant had 1,768,991 common shares outstanding as of November 9, 2009.

CROSS REFERENCE INDEX

PART I
		Page

Item 1	Consolidated Statements of Financial Condition as of September 30, 2009 and December 31, 2008 (unaudited)	4
	Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2009 and 2008 (unaudited)	5
	Consolidated Statements of Changes in Stockholders’ Equity for the Nine Months Ended September 30, 2009 and the Year Ended December 31, 2008 (unaudited)	6
	Consolidated Statements of Cash Flows for the Three and Nine Months Ended September 30, 2009 and 2008 (unaudited)	7
	Notes to Consolidated Financial Statements for the Three and Nine Months Ended September 30, 2009 and 2008 (unaudited)	8 to 19

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20 to 29
Item 3	Control and Procedures	30
PART II
Item 1	Legal Proceedings	30

Signature Page		31

	Exhibit 31.1, 31.2, 32.1, 32.2	32 to 35

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

VSB Bancorp, Inc.
Consolidated Statements of Financial Condition
(unaudited)

	September 30, 2009	December 31, 2008

Assets:
Cash and due from banks	$37,037,519	$21,240,223
Investment securities, available for sale	116,543,013	120,288,588
Loans receivable	72,805,540	66,246,652
Allowance for loan loss	(1,024,025)	(987,876)

Loans receivable, net	71,781,515	65,258,776
Bank premises and equipment, net	3,351,744	3,695,822
Accrued interest receivable	705,461	723,473
Deferred taxes	—	525,839
Other assets	603,760	925,007

Total assets	$230,023,012	$212,657,728

Liabilities and stockholders’ equity:
Liabilities:
Deposits:
Demand and checking	$65,072,578	$58,598,579
NOW	32,039,390	17,636,154
Money market	26,826,811	22,829,789
Savings	14,079,651	12,412,561
Time	64,168,043	76,323,494

Total deposits	202,186,473	187,800,577
Escrow deposits	380,719	308,872
Accounts payable and accrued expenses	2,123,057	1,344,512

Total liabilities	204,690,249	189,453,961

Stockholders’ equity:
Common stock, ($.0001 par value, 3,000,000 shares authorized, 1,945,134 issued, 1,850,491 outstanding at September 30, 2009 and 1,923,884 issued, 1,882,461outstanding at December 31, 2008)	195	192
Additional paid in capital	9,261,479	9,200,010
Retained earnings	15,697,522	14,714,143
Treasury stock, at cost (94,643 shares at September 30, 2009and 41,423 shares at December 31, 2008)	(858,863)	(395,891)
Unearned Employee Stock Ownership Plan shares	(774,941)	(901,750)
Accumulated other comprehensive gain, net of taxes of $1,692,852 and $488,735, respectively	2,007,371	587,063

Total stockholders’ equity	25,332,763	23,203,767

Total liabilities and stockholders’equity	$230,023,012	$212,657,728

See notes to consolidated financial statements.

VSB Bancorp, Inc.
Consolidated Statements of Operations
(unaudited)

	Three months ended Sept. 30, 2009	Three months ended Sept. 30, 2008	Nine months ended Sept. 30, 2009	Nine months ended Sept. 30, 2008

Interest and dividend income:
Loans receivable	$1,360,529	$1,276,288	$4,014,424	$3,693,696
Investment securities	1,252,213	1,474,099	3,949,499	4,289,758
Other interest earning assets	11,199	48,314	21,633	225,159

Total interest income	2,623,941	2,798,701	7,985,556	8,208,613
Interest expense:
NOW	37,685	31,612	100,458	96,545
Money market	63,044	64,094	186,499	232,695
Savings	12,186	19,754	38,507	56,927
Subordinated debt	—	36,606	—	214,685
Time	202,074	365,462	733,391	1,265,289

Total interest expense	314,989	517,528	1,058,855	1,866,141
Net interest income	2,308,952	2,281,173	6,926,701	6,342,472
Provision for loan loss	75,000	40,000	450,000	125,000

Net interest income after provision for loan loss	2,233,952	2,241,173	6,476,701	6,217,472

Non-interest income:
Loan fees	19,359	11,778	69,883	55,286
Service charges on deposits	528,203	544,686	1,612,252	1,570,203
Net rental income	13,965	13,796	38,049	23,888
Other income	35,557	33,705	105,152	144,724

Total non-interest income	597,084	603,965	1,825,336	1,794,101

Non-interest expenses:
Salaries and benefits	920,478	866,644	2,744,206	2,645,315
Occupancy expenses	372,965	376,699	1,125,288	1,092,889
Legal expense	47,164	67,939	181,660	187,725
Professional fees	78,000	62,900	230,500	186,400
Computer expense	70,046	63,772	207,742	176,076
Directors’ fees	55,500	54,200	167,275	169,150
FDIC and NYSBD assessments	102,000	44,500	279,000	137,500
Other expenses	303,661	299,076	939,279	941,002

Total non-interest expenses	1,949,814	1,835,730	5,874,950	5,536,057

Income before income taxes	881,222	1,009,408	2,427,087	2,475,516
Provision/(benefit) for income taxes:
Current	407,432	777,900	1,283,635	1,511,490
Deferred	(679)	(311,196)	(163,365)	(366,898)

Total provision for income taxes	406,753	466,704	1,120,270	1,144,592

Net income	$474,469	$542,704	$1,306,817	$1,330,924

Earnings per share:
Basic	$0.26	$0.29	$0.72	$0.72

Diluted	$0.26	$0.29	$0.72	$0.71

Comprehensive income	$989,054	$576,720	$2,727,125	$1,396,933

Book value per common share	$13.69	$11.53	$13.69	$11.53

See notes to consolidated financial statements.

VSB Bancorp, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
Year Ended December 31, 2008 and Nine Months Ended September 30, 2009
(unaudited)

	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock, at cost	Unearned ESOP Shares	Accumulated Other Comprehensive Income(Loss)	Total Stockholders’ Equity

Balance at January 1, 2008	1,900,509	$190	$9,107,119	$13,226,395	$—	$(1,070,827)	$(379,072)	$20,883,805

Exercise of stock option, including tax benefit	23,375	2	164,857					164,859
Stock-based compensation			1,278					1,278
Amortization of earned portion of ESOP common stock						169,077		169,077
Amortization of cost over fair value - ESOP			(73,244)					(73,244)
Transfer from ESOP repurchase obligation								—
Cash dividends declared ($0.24 per share)				(443,996)				(443,996)
Purchase of treasury stock, at cost	(41,423)				(395,891)			(395,891)
Comprehensive income:
Net income				1,931,744				1,931,744
Other comprehensive income, net:
Change in unrealized loss on securities available for sale, net of tax effects	—	—	—	—	—	—	966,135	966,135

Total comprehensive income								2,897,879

Balance at December 31, 2008	1,882,461	$192	$9,200,010	$14,714,143	$(395,891)	$(901,750)	$587,063	$23,203,767

Exercise of stock option, including tax benefit	21,250	3	118,624					118,627
Stock-based compensation			959					959
Amortization of earned portion of ESOP common stock						126,809		126,809
Amortization of cost over fair value - ESOP			(58,114)					(58,114)
Cash dividends declared ($0.18 per share)				(323,438)				(323,438)
Purchase of treasury stock, at cost	(53,220)				(462,972)			(462,972)
Comprehensive income:
Net income				1,306,817				1,306,817
Other comprehensive income, net:
Change in unrealized gain on securities available for sale, net of tax effects	—	—	—	—	—	—	1,420,308	1,420,308

Total comprehensive income								2,727,125

Balance at September 30, 2009	1,850,491	$195	$9,261,479	$15,697,522	$(858,863)	$(774,941)	$2,007,371	$25,332,763

See notes to consolidated financial statements.

VSB Bancorp, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	Three months ended Sept. 30, 2009	Three months ended Sept. 30, 2008	Nine months ended Sept. 30, 2009	Nine months ended Sept. 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$474,469	$542,704	$1,306,817	$1,330,924
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	163,910	161,329	502,691	465,925
Accretion of income, net of amortization of premium	(1,422)	(51,907)	(15,943)	(163,219)
ESOP compensation expense	26,521	23,680	68,695	73,257
Stock-based compensation expense	320	320	959	959
Provision for loan losses	75,000	40,000	450,000	125,000
Decrease in prepaid and other assets	38,838	353,431	321,247	392,030
Decrease/(increase) in accrued interest receivable	5,475	(33,296)	18,012	33,909
Increase in deferred income taxes	(433,958)	(136,522)	(678,278)	(366,898)
Increase in accrued expenses and other liabilities	441,875	68,249	778,545	37,481

Net cash provided by operating activities	791,028	967,988	2,752,745	1,929,368

CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in loan receivable	(3,444,888)	(1,741,617)	(6,883,891)	(2,563,409)
Proceeds from repayment of investment securities, available for sale	10,362,372	6,021,304	28,711,718	20,423,422
Purchases of investment securities, available for sale	(10,638,412)	(1,547,630)	(22,414,623)	(23,160,013)
Purchases of premises and equipment	(54,439)	(153,994)	(158,613)	(321,878)

Net (used in)/cash provided by investing activities	(3,775,367)	2,578,063	(745,409)	(5,621,878)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase/(decrease) in deposits	2,743,593	(5,787,118)	14,457,743	6,938,974
Payment of Subordinated Debt	—	(5,155,000)	—	(5,155,000)
Exercise of stock options	—	112,859	118,627	164,859
Purchase of treasury stock, at cost	—	—	(462,972)	—
Cash dividends paid	(108,286)	(115,433)	(323,438)	(343,982)

Net cash provided by/(used in) financing activities	2,635,307	(10,944,692)	13,789,960	1,604,851

NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(349,032)	(7,398,641)	15,797,296	(2,087,659)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	37,386,551	23,007,861	21,240,223	17,696,879

CASH AND CASH EQUIVALENTS, END OF PERIOD	$37,037,519	$15,609,220	$37,037,519	$15,609,220

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$305,803	$517,965	$1,187,914	$2,154,201

Taxes	$343,542	$522,933	$869,394	$1,250,259

See notes to consolidated financial statements.

VSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

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

          The consolidated financial information included herein as of and for the periods ended September 30, 2009 and 2008 is unaudited. However, such information reflects all adjustments, which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The accompanying consolidated financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2008.

          Management evaluated events and transactions that occurred through the time of filing of these financial statements on November 10, 2009, for potential recognition or disclosure, in accordance with the requirements of FASB ASC 855, "Subsequent Events".

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

          Cash and Cash Equivalents – Cash and cash equivalents consists of cash on hand, due from banks and interest-bearing deposits. Net cash flows are reported for customer loan and deposit transactions and interest-bearing deposits with original maturities of 90 days or less. Regulation D of the Board of Governors of the Federal Reserve System requires that Victory State Bank maintain non-interest-bearing deposits or cash on hand as reserves against its demand deposits. The amount of reserves which Victory State Bank is required to maintain depends upon its level of transaction accounts. During the fourteen day period from September 24, 2009 through October 7, 2009, Victory State Bank was required to maintain reserves, after deducting vault cash, of $4,922,000. Reserves are required to be maintained on a fourteen day basis, so, from time to time, Victory State Bank may use available cash reserves on a day to day basis, so long as the fourteen day average reserves satisfy Regulation D requirements. Victory State Bank is required to report transaction account levels to the Federal Reserve on a weekly basis.

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

          Income Taxes - The Company utilizes the liability method to account for income taxes. Under this method, deferred tax assets and liabilities are determined on differences between financial reporting and the tax bases of assets and liabilities and are measured using the enacted tax rates and laws expected to be in effect when the differences are expected to reverse. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. As such, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no affect on the Company’s financial statements.

          The Company recognizes interest and/or penalties related to income tax matters in income tax expense.

          Financial Instruments - In the ordinary course of business, the Company has entered into off-balance sheet financial instruments, primarily consisting of commitments to extend credit.

          Basic and Diluted Net Income Per Common Share - Basic net income per share of common stock is based on 1,809,218 shares and 1,871,845 shares, the weighted average number of common shares outstanding for the three months ended September 30, 2009 and 2008, respectively. Diluted net income per share of common stock is based on 1,828,638 and 1,898,437, the weighted average number of common shares and potentially dilutive common shares outstanding for the three months ended September 30, 2009 and 2008, respectively. The weighted average number of potentially dilutive common shares excluded in calculating diluted net income per common share due to the anti-dilutive effect is 36,082 and 54,758 shares for the three months ended September 30, 2009 and 2008, respectively. Common stock equivalents were calculated using the treasury stock method.

          Basic net income per share of common stock is based on 1,803,281 shares and 1,855,523 shares, the weighted average number of common shares outstanding for the nine months ended September 30, 2009 and 2008, respectively. Diluted net income per share of common stock is based on 1,820,612 and 1,882,966, the weighted average number of common shares and potentially dilutive common shares outstanding for the nine months ended September 30, 2009 and 2008, respectively. The weighted average number of potentially dilutive common shares excluded in calculating diluted net income per common share due to the anti-dilutive effect is 54,094 and 50,207 shares for the nine months years ended September 30, 2009 and 2008, respectively. Common stock equivalents were calculated using the treasury stock method.

          The reconciliation of the numerators and the denominators of the basic and diluted per share computations for the three and nine months ended September 30, are as follows:

Reconciliation of EPS

	Three months ended September 30, 2009			Three months ended September 30, 2008

	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount

Basic earnings per common share
Net income available to common stockholders	$474,469	1,809,218	$0.26	$542,704	1,871,845	$0.29

Effect of dilutive shares
Weighted average shares, if converted		19,420			26,592

Diluted earnings per common share
Net income available to common stockholders	$474,469	1,828,638	$0.26	$542,704	1,898,437	$0.29

Reconciliation of EPS

	Nine months ended September 30, 2009			Nine months ended September 30, 2008

	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount

Basic earnings per common share
Net income available to common stockholders	$1,306,817	1,803,281	$0.72	$1,330,924	1,855,523	$0.72

Effect of dilutive shares
Weighted average shares, if converted		17,331			27,443

Diluted earnings per common share
Net income available to common stockholders	$1,306,817	1,820,612	$0.72	$1,330,924	1,882,966	$0.71

          Stock Based Compensation - The Company records compensation expense for stock options provided to employees in return for employment service. The cost is measured at the fair value of the options when granted, and this cost is expensed over the employment service period, which is normally the vesting period of the options. This applies to awards granted or modified in fiscal years beginning in 2006.

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

          Recently-Adopted Accounting Standards - In April 2009, the FASB issued Staff Position (FSP) No. 115-2 and No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which now falls under ASC 320, which amends existing guidance for determining whether impairment is other-than-temporary for debt securities. The FSP requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in earnings. For securities that do not meet the aforementioned criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income. Additionally, the FSP expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities. This FSP is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this standard did not have a material effect on the Company’s results of operations or financial position.

          In April 2009, the FASB issued Staff Position (FSP) No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset and Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which now falls under ASC 820. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants. The FSP provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity. In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value. The FSP also requires increased disclosures. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. The adoption of this standard did not have a material effect on the Company’s results of operations or financial position.

          In April 2009, the FASB issued Staff Position (FSP) No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which now falls under ASC 825. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies that were previously only required in annual financial statements. This FSP is effective for interim reporting periods ending after June 15, 2009. The Company adopted this FSP in the second quarter of 2009, which resulted in additional disclosures but no impact to the financial statements.

          In May 2009, the FASB issued SFAS No. 165 “Subsequent Events”, which now falls under ASC 855. The objective of this statement is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statement are issued or available to be issued. The Statement is effective for interim and annual financial periods ending after June 15, 2009. The adoption this quarter resulted in additional disclosure, but no material impact to the results of operations or financial position.

          On June 29, 2009, the FASB issued FASB Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – A Replacement of FASB Statement No. 162, which is now ASC 105. With the issuance of this statement, the FASB Accounting Standards CodificationTM (Codification) became the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification became nonauthoritative. The issuance of the Codification is not intended to change GAAP. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this standard did not have a material impact to the Company’s consolidated financial statements.

Recently Issued but Not Yet Effective Standards

          In August 2009, the FASB issued Accounting Standards Update (ASU) 2009-05, “Measuring Liabilities at Fair Value”, as subset of Topic 820 – “Fair Value Measurements and Disclosure”. Among other clarifying points, ASU 2009-05 provides clarification that in circumstance in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: (1) The quoted price of the identical liability when traded as an asset, (2) Quoted prices for similar liabilities or similar liabilities when traded as assets, or (3) Another valuation technique that is consistent with the principles of Topic 820 such as an income approach or market approach. The ASU is effective as of September 30, 2009. The adoption of the ASU did not have a material impact on the Company’s consolidated financial statements.

3.       INVESTMENT SECURITIES, AVAILABLE FOR SALE

          The following table summarizes the amortized cost and fair value of the available-for-sale investment securities portfolio at September 30, 2009 and December 31, 2008 and the corresponding amounts of unrealized gains and losses therein:

	September 30, 2009

	Amortized Cost	Unrealized Gains	Unrealized Gains	Fair Value

US Government Agency	$—	$—	$—	$—
FNMA MBS - Residential	5,194,909	199,274	—	5,394,183
FHLMC MBS - Residential	—	—	—	—
GNMA MBS - Residential	1,329,897	72,874	—	1,402,771
Whole Loan MBS - Residential	2,113,389	51,366	(18,504)	2,146,251
Collateralized mortgage obligations	104,204,595	3,474,241	(79,028)	107,599,808

	$112,842,790	$3,797,755	$(97,532)	$116,543,013

	December 31, 2008

	Amortized Cost	Unrealized Gains	Unrealized Gains	Fair Value

US Government Agency	$—	$—	$—	$—
FNMA MBS - Residential	6,646,322	82,351	(38,079)	6,690,594
FHLMC MBS - Residential	37,410	232	—	37,642
GNMA MBS - Residential	1,576,764	56,026	—	1,632,790
Whole Loan MBS - Residential	2,620,965	—	(61,928)	2,559,037
Collateralized mortgage obligations	108,331,329	1,477,051	(439,855)	109,368,525

	$119,212,790	$1,615,660	$(539,862)	$120,288,588

          The amortized cost and fair value of the investment securities portfolio are shown by expected maturity. Expected maturities may differ from contractual maturities, especially for collateralized mortgage obligations, if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2009

	Amortized Cost	Fair Value

Securities, Available for Sale Expected Maturity
Less than one year	$—	$—
Due after one year through five years	3,076,927	3,186,320
Due after five years through ten years	45,658,330	47,501,493
Due after ten years	64,107,533	65,855,200

	$112,842,790	$116,543,013

          The following table summarizes the investment securities with unrealized losses at September 30, 2009 and December 31, 2008 by aggregated major security type and length of time in a continuous unrealized loss position:

September 30, 2009

	Less than 12 months		More than 12 months		Total

	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

US Government Agency	$—	$—	$—	$—	$—	$—
FHLMC MBS	—	—	—	—	—	—
FNMA MBS	—	—	—	—	—	—
GNMA MBS	—	—	—	—	—	—
Whole Loan MBS	—	—	471,266	(18,504)	471,266	(18,504)
Collateralized mortgage obligations	6,246,670	(17,070)	2,111,121	(61,958)	8,357,791	(79,028)

	$6,246,670	$(17,070)	$2,582,387	$(80,462)	$8,829,057	$(97,532)

December 31, 2008

	Less than 12 months		More than 12 months		Total

	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

US Government Agency	$—	$—	$—	$—	$—	$—
FHLMC MBS	—	—	—	—	—	—
FNMA MBS	3,674,817	(34,814)	251,470	(3,265)	3,926,287	(38,079)
GNMA MBS	—	—	—	—	—	—
Whole Loan MBS	1,451,015	(54,787)	1,108,022	(7,141)	2,559,037	(61,928)
Collateralized mortgage obligations	13,662,143	(76,957)	8,808,164	(362,898)	22,470,307	(439,855)

	$18,787,975	$(166,558)	$10,167,656	$(373,304)	$28,955,631	$(539,862)

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

          At September 30, 2009, the unrealized loss on investment securities was caused by interest rate increases. We expect that these securities, at maturity, will not be settled for less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the securities and it is not more likely than not the Company will be required to sell the securities before recovery of the amortized cost basis less any current-period loss, these investments are not considered other-than-temporarily impaired. At September 30, 2009, there were no debt securities with unrealized losses with aggregate depreciation of 5% or more from the Company’s amortized cost basis. As the market value decline of these securities is caused by interest rate increases and management has the ability to hold these securities until maturity, or for the foreseeable future, if classified as available for sale, these securities are not deemed to be other-than-temporarily impaired.

          There were no sales of investment securities for the nine months ended September 30, 2009 and 2008.

4.       FAIR VALUE OF FINANCIAL INSTRUMENTS

          The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of FASB ASC 825, “Financial Instruments”. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

          The following methods and assumptions were used by the Company in estimating fair values of financial instruments:

Interest-bearing Bank Balances– Interest-bearing bank balances mature within one year and are carried at cost which are estimated to be reasonably close to fair value.

Money Market Investments– The fair value of these securities approximates their carrying value due to the relatively short time to maturity

Investment Securities, Available For Sale– The estimated fair value of these securities is determined by using available market information and appropriate valuation methodologies. The estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

Loans Receivable- The fair value of commercial and construction loans are approximated by the carrying value as the loans are tied directly to the Prime Rate and are subject to change on a daily basis. The fair value of the remainder of the portfolio is determined by discounting the future cash flows of the loans using the appropriate discount rate.

Other Financial Assets- The fair value of these assets, principally accrued interest receivable, approximates their carrying value due to their short maturity.

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

In accordance with FASB ASC 825, the carrying amounts and estimated fair values of financial instruments, at September 30, 2009 and December 31, 2008 are as follows:

	September 30, 2009		December 31, 2008

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial Assets:
Cash and cash equivalents	$37,037,519	$37,037,519	$21,240,223	$21,240,223
Investment securities, available for sale	116,543,013	116,543,013	120,288,588	120,288,588
Loans receivable	71,781,515	72,406,994	65,258,776	63,767,118
Other financial assets	705,461	705,461	723,473	723,473

Total Financial Assets	$226,067,508	$226,692,987	$207,511,060	$206,019,402

Financial Liabilities:
Non-interest bearing deposits	$65,453,297	$65,453,297	$58,907,451	$58,907,451
Interest bearing deposits	137,113,895	136,921,053	129,201,998	129,096,378
Other liabilities	37,514	37,514	162,731	162,731

Total Financial Liabilities	$202,604,706	$202,411,864	$188,272,180	$188,166,560

ASC 825 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at September 30, 2009 Using

	September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
FNMA MBS - Residential	$5,394,183	$—	$5,394,183	$—

GNMA MBS - Residential	1,402,771	—	1,402,771	—
Whole Loan MBS - Residential	2,146,251	—	2,146,251	—
Collateralized mortgage obligations	107,599,808	—	107,599,808	—

Total Available for sale Securities	$116,543,013	$—	$116,543,013	$—

	Fair Value Measurements at December 31, 2008 Using

	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
FNMA MBS - Residential	$6,690,594	$—	$6,690,594	$—
FHLMC MBS - Residential	37,642	—	37,642	—
GNMA MBS - Residential	1,632,790	—	1,632,790	—
Whole Loan MBS - Residential	2,559,037	—	2,559,037	—
Collateralized mortgage obligations	109,368,525	—	109,368,525	—

Total Available for sale Securities	$120,288,588	$—	$120,288,588	$—

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

Impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 3 inputs based on internally customized discounting criteria.

	Fair Value Measurements at September 30, 2009 Using

	September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Impaired loans	$50,000	—	—	$50,000

	Fair Value Measurements at December 31, 2008 Using

	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Impaired loans	$85,000	—	—	$85,000

          As of September 30, 2009, we had one impaired loan with a specific reserve that was collateral dependent. Collateral dependent impaired loans, which are measured for impairment using the fair value of the collateral, had a carrying amount of $50,000, with a valuation allowance of $50,000, causing an additional provision for loan losses of $20,000 for the period.

          As of December 31, 2008, we had one impaired loan with a specific reserve that was collateral dependent. Collateral dependent impaired loans, which are measured for impairment using the fair value of the collateral, had a carrying amount of $85,000, with a valuation allowance of $60,241, causing an additional provision for loan losses of $40,000 for the period.

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

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition at September 30, 2009

          Total assets were $230,023,012 at September 30, 2009, an increase of $17,365,284 or, 8.2%, from December 31, 2008. The increase resulted from the investment of funds available to us as the result of an increase in deposits. The deposit increase was caused generally by our efforts to grow our franchise and specifically by the deposit increases at our branch offices. We invested these funds primarily in cash and cash equivalents, and in loans. The net increase in assets can be summarized as follows:

•	A $15,797,296 net increase in cash and cash equivalents and
•	A $6,522,739 net increase in net loans receivable, partially offset by
•	A $3,745,575 net decrease in investment securities available for sale.

          In addition to these changes in major asset categories, we also experienced changes in other asset categories due to normal fluctuations in operations.

          Our deposits (including escrow deposits) were $202,567,192 at September 30, 2009, an increase of $14,457,743 or 7.7%, from December 31, 2008. The increase in deposits resulted from increases of $14,403,236 in NOW accounts, $6,545,846 in non-interest demand deposits, $1,667,090 in savings accounts and $3,997,022 in money market accounts, partially offset by a decrease of $12,155,451 in time deposits. The decrease in time deposits, and the primary increase in NOW accounts were primarily due to the conversion by the depositor of a $10 million municipal time deposit into a NOW account. This deposit had been made as part of the state’s Banking Development District program.

          Total stockholders’ equity was $25,332,763 at September 30, 2009, an increase of $2,128,996 from December 31, 2008. The increase reflected (i) net income of $1,306,817 for the nine months ended September 30, 2009, (ii) an increase of additional paid in capital of $118,624 due to the exercise by officers and directors of options to purchase 21,250 shares of common stock, (iii) an increase in the net unrealized gain on securities available for sale of $1,420,308 reflecting the positive effect of low market interest rates on the fair value of our securities portfolio and (iv) a reduction of $126,809 in Unearned ESOP shares reflecting the gradual payment of the loan we made to fund the ESOP’s purchase of our stock. These increases were partially offset by $323,438 of dividends paid, representing the three $0.06 per share quarterly cash dividends in 2009, and $462,972 representing the cost of 53,220 shares of common stock we repurchased in the first quarter of 2009 under our Company’s previously announced stock repurchase plans.

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

The Current Economic Turmoil

          The economy in the United States, including the economy in Staten Island, was and may still be in a recession. There is substantial stress on many financial institutions and financial products. The federal government has intervened by making hundreds of billions of dollars in capital contributions to the banking industry. We draw a substantial portion of our customer base from local businesses, especially those in the building trades and related industries. Our customers are already being adversely affected by the economic downturn, and if adverse conditions in the local economy continue, it will become more difficult for us to conduct prudent and profitable business in our community.

          Making permanent residential mortgage loans is not a material part of our business, and our investments in mortgage-backed securities and collateralized mortgage obligations have been made with a view towards avoiding the types of securities that are backed by low quality mortgage-related assets. However, one of the primary focuses of our local business is receiving deposits from, and making loans to, businesses involved in the construction and building trades industry on Staten Island. Construction loans represented a significant component of our loan portfolio, reaching 39.8% of total loans at year end 2005. As we monitored the economy and the strength of the local construction industry, we elected to reduce our portfolio of construction loans. By September 30, 2009, the percentage had declined to 16.8%. However, developers and builders provide not only a source of loans, but they also provide us with deposits and other business. If the weakness in the economy continues or worsens, then that could have a substantial adverse effect on our customers and potential customers, making it more difficult for us to find satisfactory loan opportunities and low-cost deposits. This could compel us to invest in lower yielding securities instead of higher-yielding loans and could also reduce low cost funding sources such as checking accounts and require that we replace them with higher cost deposits such as time deposits. Either or both of those shifts could reduce our net income.

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

          Our FDIC insurance premium was $122,869 in 2008. In 2009, the FDIC announced an increase in deposit insurance premiums so institutions like our Bank, even though we are in the lowest regulatory risk category, will be subject to an assessment rate between seven (7) and twelve (12) basis points per annum, which is higher than the assessment rate in 2008 of from five (5) to seven (7) basis points. Additionally, the FDIC imposed a 5 basis point special assessment, based on June 30, 2009 total assets net of Tier 1 capital, that we paid on September 30, 2009. The special assessment amounted to $101,950 and we accrued it prior to the quarter in which it was paid because it was based upon assets at June 30. The increase in the assessment rate and the special assessment have significantly increased our deposit insurance expense in 2009. The FDIC has also proposed that FDIC-insured banks prepay, in a lump sum to be paid by the end of 2009, their entire projected FDIC premium assessment through the end of 2012. The prepaid amount would be expensed for financial reporting purposes gradually each quarter during the prepayment period. If our actual FDIC assessment during that period is less than the amount we prepay, the excess prepayment will be applied to future premiums we owe, and any excess prepayment remaining on December 31, 2104 would be refunded to us. Although the prepayment should have no direct income statement effect when made, it will reduce the funds we have available for investment in interest-earning assets because the FDIC will not pay interest on the prepayment.

Results of Operations for the Three Months Ended September 30, 2009 and September 30, 2008

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

          General. We had net income of $474,469 for the quarter ended September 30, 2009, compared to net income of $542,704 for the comparable quarter in 2008. The principal categories which make up the 2009 net income are:

•	Interest income of $2,623,941
•	Reduced by interest expense of $314,989
•	Reduced by a provision for loan losses of $75,000
•	Increased by non-interest income of $597,084
•	Reduced by non-interest expense of $1,949,814
•	Reduced by income tax expense of $406,753

          We discuss each of these categories individually and the reasons for the differences between the quarters ended September 30, 2009 and 2008 in the following paragraphs. In general, the principal reason for the decrease in net income when comparing the third quarter of 2009 with the same quarter in 2008 was an increase in the provision for loan losses and an increase in FDIC and NYSBD assessments, partially offset by the positive effect on net interest income of an increase in average assets..

          Interest Income. Interest income was $2,623,941 for the quarter ended September 30, 2009, compared to $2,798,701 for the quarter ended September 30, 2008, a decrease of $174,760, or 6.2%. Interest income on loans increased by $84,241 in the third quarter of 2009. We generated a $7.0 million increase in the average loan balances for the third quarter of 2009 compared to the third quarter of 2008 as management sought to deploy funds in loans, our highest yielding major asset category. This volume increase was the principal reason for the increase in interest income on loans. However, the volume increase was partially offset by a 13 basis point decrease in loan yield as new loans were originated at slightly lower rates than the yields we were earning on existing loans being repaid. The decline in yields on loans was less than the decline in yields on overnight investments because we have introduced interest rate floors on most of our loans that limit the decrease in yield when market interest rates are declining. In addition, interest income on loans during the third quarter of 2009 included $28,110 of interest paid in 2009 on a loan that was classified as non-accrual in 2008 but restored to performing and accrual status in 2009, compared to $68,070 of such prior year interest that we recognized in the 2008 quarter.

          The increase in interest income on loans was partially offset by a $37,115 decline in interest income on cash and due from banks (other interest earning assets), which resulted from a 169 basis point decrease in the yield on those assets (principally overnight investments), corresponding to a 175 basis point decline in the average target federal funds rate between the two periods. Beginning October 9, 2008, average other interest-earning assets included the deposit balances held at the Federal Reserve Bank of New York (“FRBNY”) because the FRBNY started paying interest on deposit balances. Previously, the deposits held at the FRBNY were categorized as non-interest earning assets. This change represented more than one-quarter of the increase in average other interest earning assets and almost all of the corresponding decrease in average non-interest earning assets.

          We also experienced a 49 basis point decrease in the average yield on our investment securities portfolio, from 4.75% to 4.26%, because declining market rates caused us to purchase new investment securities at lower market rates than the yields on the principal paydowns we received. The average balance of our investment portfolio decreased by $6,704,305, or 5.4%, between the periods. The decrease in volume and the decrease in yield resulted in an overall $221,886 decrease in interest income from investment securities. The investment securities portfolio represented 74.5% of average non-loan interest earning assets in the 2009 period compared to 92.0% in the 2008 period. We elected to limit our purchases of new investment securities because the yields available were low and we did not want to lock in those low rates for the estimated terms to maturity or repricing that applied.

          Interest Expense. Interest expense was $314,989 for the quarter ended September 30, 2009, compared to $517,528 for the quarter ended September 30, 2008, a decrease of 39.1%. The decrease was primarily the result of a decrease in the rates we paid on deposits, principally on time deposits (a 78 basis point decrease) and money market accounts (a 43 basis point decrease), combined with the reduction in interest expense caused by our repayment of the subordinated debt in August 2008. Our average cost of funds, excluding the effect of interest-free demand deposits, decreased to 0.91% from 1.68% between the periods, due to the decline in market interest rates. We also note, however, that our interest rate spread and net interest margin may come under pressure in future periods if market interest rates rise. The yields on some of our loans may not adjust as rapidly as our cost of funds because those yields will not begin to adjust upwards until the prime rate rises sufficiently so that the yields exceed the interest rate floors.

          Net Interest Income Before Provision for Loan Losses. Net interest income before the provision for loan losses was $2,308,952 for the quarter ended September 30, 2009, an increase of $27,779, or 1.2% over the $2,281,173 in the comparable 2008 quarter. The increase in net interest income before the provision for loan losses was primarily due to an increase in the volume of interest earning assets as the result of management’s efforts to grow the size of our bank and reduced interest cost of deposits and subordinated debt. Our interest rate spread decreased to 3.62% in the third quarter of 2009 from 3.84% in the third quarter of 2008. Our net interest margin decreased to 3.98% in the third quarter of 2009 from 4.48% in the third quarter of 2008. The interest spread and margin decreased because the proceeds from payments on investment securities were reinvested at lower rates and overnight investment yields declined, both because of the dramatic decline in market interest rates. The margin is higher than the spread because it takes into account the effect of interest free demand deposits and capital.

          Provision for Loan Losses. We took a provision for loan losses of $75,000 for the quarter ended September 30, 2009 compared to a provision for loan losses of $40,000 for the quarter ended September 30, 2008. The $35,000 increase in the provision was due to an increase in loan delinquencies and continuing deterioration of the real estate market and local economy. We are aggressively collecting charged-off loans in an effort to recover amounts charged off. The provision for loan losses in any period depends upon the amount necessary to bring the allowance for loan losses to the level management believes is appropriate, after taking into account charge offs and recoveries. Our allowance for loan losses is based on management’s evaluation of the risks inherent in our loan portfolio and the general economy. Management periodically evaluates both broad categories of performing loans and problem loans individually to assess the appropriate level of the allowance.

          Although management uses available information to assess the appropriateness of the allowance on a quarterly basis in consultation with outside advisors and the board of directors, changes in national or local economic conditions, the circumstances of individual borrowers, or other factors, may change, increasing the level of problem loans and requiring an increase in the level of the allowance. The allowance for loan losses represented 1.41% of total loans at September 30, 2009. There can be no assurance that a higher level, or a higher provision for loan losses, will not be necessary in the future.

          Non-interest Income. Non-interest income was $597,084 for the quarter ended September 30, 2009, compared to $603,965 during the same period last year. The $6,881, or 1.1%, decrease in non-interest income was a direct result of normal fluctuations in fee based customer transactions such as non-sufficient funds charges, the purchase of money orders, late charges on loans and similar retail banking transactions.

          Non-interest Expense. Non-interest expense was $1,949,814 for the quarter ended September 30, 2009, compared to $1,835,730 for the quarter ended September 30, 2008, an increase of $114,084. The shifts in the individual categories were:

•

$57,500 increase in FDIC and NYSBD assessments due to an increase in the FDIC assessment rate to help replenish the FDIC insurance fund which has been substantially depleted by many current bank failures;

•	$53,834 increase in salaries and benefits due to additional staff and higher related benefit costs;
•	$15,100 increase in professional fees primarily due to the costs of initial compliance with Section 404 of the Sarbanes-Oxley Act; partially offset by a
•	$20,775 decrease in legal expense due to reduced collection costs due to the previous disposition of higher costing collections.

          Income Tax Expense. Income tax expense was $406,753 for the quarter ended September 30, 2009, compared to income tax expense of $466,704 for the quarter ended September 30, 2008. The decrease in income tax expense was due to the $128,186 decrease in income before income taxes in the 2009 quarter. Our effective tax rate for the quarter ended September 30, 2009 was 46.2%, the same as for the quarter ended September 30, 2008.

Results of Operations for the Nine Months Ended September 30, 2009 and September 30, 2008

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

          General. We had net income of $1,306,817 for the nine months ended September 30, 2009, compared to net income of $1,330,924 for the comparable period in 2008. The principal categories which make up the 2009 net income are:

•	Interest income of $7,985,556
•	Reduced by interest expense of $1,056,855
•	Reduced by a provision for loan losses of $450,000
•	Increased by non-interest income of $1,825,336
•	Reduced by non-interest expense of $5,874,950
•	Reduced by income tax expense of $1,120,270

          We discuss each of these categories individually and the reasons for the differences between the nine months ended September 30, 2009 and 2008 in the following paragraphs. In general, the principal reason for the decrease in net income when comparing the first nine months of 2009 with the same period in 2008 was an increase in provision for loan losses and an increase in FDIC and NYSBD assessments which was almost entirely offset by an improvement in our interest rate spread and an increase in average assets available for investment.

          Interest Income. Interest income was $7,985,556 for the nine months ended September 30, 2009, compared to $8,208,613 for the nine months ended September 30, 2008, a decrease of $223,057, or 2.7%. The principal reason for the decline was a decline in market interest rates, which was the primary cause of $203,526 decline in interest income from other interest earning assets (principally overnight investments) and a $340,259 decline in interest income on investment securities. On the positive side, interest income on loans increased by $320,728.

          The average yield on other interest earning assets (principally overnight investments) declined 221 basis points from 2.31% in the first nine months of 2008 to 0.10% in the first nine months of 2009 as the target federal funds rate declined from 4.25% at the beginning of 2008 to its current level of a range from 0.00% to 0.25%. Beginning October 9, 2008, average other interest-earning assets included the deposit balances held at the Federal Reserve Bank of New York (“FRBNY”) because the FRBNY started paying interest on deposit balances. Previously, the deposits held at the FRBNY were categorized as non-interest earning assets. This change represented more than half of the increase in average other interest earning assets and more than half of the corresponding decrease in average non-interest earning assets.

          We also experienced a 34 basis point decrease in the average yield on our investment securities portfolio, from 4.75% to 4.41%, due to the purchase of new investment securities at lower market rates than the yields on the principal paydowns we received. The average balance of our investment portfolio decreased by $967,770, or 0.80%, between the periods. The investment securities portfolio represented 80.9% of average non-loan interest earning assets in the 2009 period compared to 90.3% in the 2008 period as we deliberately limited our investment of available funds in investment securities due to the low yields available to us in the first nine months of 2009 and our desire to avoid locking in those low yields for long periods.

          There were three principal causes of the $320,728 increase in interest on loans. First, we received $164,708 of interest due in 2008 but not paid or accrued on various loans. That interest was paid in 2009 and included in 2009 interest income. Second, we experienced a $6,592,714 increase in the average balance of loans as the result of management’s efforts to increase the volume of loans, our highest yielding major asset category. Third, the interest rate floors on many of our prime-based loans buffered the effect of the declining prime rate so that our average yield on loans decline only 15 basis points, from 7.77% to 7.62%.

          Interest Expense. Interest expense was $1,058,855 for the nine months ended September 30, 2009, compared to $1,866,141 for the nine months ended September 30, 2008, a decrease of $807,286 or 43.3%. The decrease was primarily the result of a decrease in the rates we paid on deposits, principally on time deposits (a 101 basis point decrease) and money market accounts (a 51 basis point decrease), due to a decline in market interest rates. In addition our repayment of the subordinated debt in August 2008, which had previously had an interest cost of 6.91%, also reduced interest expense. As a result, our average cost of funds, excluding the effect of interest-free demand deposits, decreased to 1.06% from 2.03% between the periods due to the decline in market interest rates and the repayment of the subordinated debt.

          Net Interest Income Before Provision for Loan Losses. Net interest income before the provision for loan losses was $6,926,701 for the nine months ended September 30, 2009, an increase of $584,229, or 9.2% over the $6,342,472 in the comparable 2008 period. The increase was primarily due to the combined effect of an increase in average assets, as management sought to increase assets available for investment, and an increase in spread. Our interest rate spread increased to 3.82% in the first nine months of 2009 from 3.53% in the same period of 2008. We were able to increase the spread due principally to the combined effect of the interest rate floors on most of our loans; our purchases of investment securities during 2008 prior to the most recent series of market rate declines that began in the fourth quarter of 2008; and the repayment of the relatively high cost subordinated debt. Our net interest margin decreased to 4.23% in the first nine months of 2009 from 4.29% in the same period of 2008. The margin is higher than the spread because it takes into account the effect of interest free demand deposits and capital, but the improvement in margin is less than the improvement in spread because those interest-free funding sources are less valuable during periods of lower market interest rates.

          Provision for Loan Losses. We took a provision for loan losses of $450,000 for the nine months ended September 30, 2009 compared to a provision for loan losses of $125,000 for the nine months ended September 30, 2008. The $325,000 increase in the provision was due to a higher level of charge-offs, $467,336 for the first nine months of 2009 as compared to $301,731 in the same period in 2008, and the uncertainty in the condition of the real estate market and local economy. We are aggressively collecting these charged-off loans in an effort to recover the amounts charged off. The provision for loan losses in any period depends upon the amount necessary to bring the allowance for loan losses to the level management believes is appropriate, after taking into account charge offs and recoveries. Our allowance for loan losses is based on management’s evaluation of the risks inherent in our loan portfolio and the general economy. Management periodically evaluates both broad categories of performing loans and problem loans individually to assess the appropriate level of the allowance.

          Although management uses available information to assess the appropriateness of the allowance on a quarterly basis in consultation with outside advisors and the board of directors, changes in national or local economic conditions, the circumstances of individual borrowers, or other factors, may change, increasing the level of problem loans and requiring an increase in the level of the allowance. The allowance for loan losses represented 1.41% of total loans at September 30, 2009. There can be no assurance that a higher level, or a higher provision for loan losses, will not be necessary in the future.

          Non-interest Income. Non-interest income was $1,825,336 for the nine months ended September 30, 2009, compared to $1,794,101 during the same period last year. The $31,235, or 1.7%, increase in non-interest income was a direct result of normal fluctuations in retail banking transactions and the fees derived from them, such as insufficient funds fees, an increase in net rental income because the Bank was able to sublease a portion of a leased property that was previously vacant; and an increase in loan fees due to the higher level of originations in 2009. Other non-interest income declined because we lost a licensed check cashing company as a customer, which had previously generated substantial transaction fees, in the first quarter of 2008.

          Non-interest Expense. Non-interest expense was $5,874,950 for the nine months ended September 30, 2009, compared to $5,536,057 for the nine months ended September 30, 2008, an increase of $338,893 or 6.1%. The shifts in the individual categories were:

•

$141,500 increase in FDIC and NYSBD assessments due to an increase in the FDIC assessment rate and the imposition of a special assessment to help replenish the FDIC insurance fund which has be substantially depleted by many current bank failures;

•	$98,891 increase in salaries and benefits due to additional staff and higher related benefit costs;
•	$32,399 increase in occupancy expenses due to higher building repairs and higher depreciation due to the acquisition of new equipment;
•	$44,100 increase in professional fees primarily due the costs of preparing for initial compliance with Section 404 of the Sarbanes-Oxley Act; and
•	$31,666 increase in computer expenses primarily due to increased depreciation associated with the purchase and upgrade of software and fees associated with our disaster recovery program.

          Income Tax Expense. Income tax expense was $1,120,270 for the nine months ended September 30, 2009, compared to income tax expense of $1,144,592 for the same period ended September 30, 2008. The decrease in income tax expense was due to the $48,429 decrease in income before income taxes in the 2009 period. Our effective tax rate for the first nine months ended September 30, 2009 was 46.2%, the same as for the same period ended September 30, 2008.

VSB Bancorp, Inc.
Consolidated Average Balance Sheets
(unaudited)

	Three Months Ended September 30, 2009				Three Months Ended September 30, 2008				Nine Months Ended September 30, 2009				Nine Months Ended September 30, 2008

	Average Balance		Interest	Yield/ Cost	Average Balance		Interest	Yield/ Cost	Average Balance		Interest	Yield/ Cost	Average Balance		Interest	Yield/ Cost

Assets:
Interest-earning assets:
Loans receivable	$71,009,578		$1,360,529	7.48%	$64,032,229		$1,276,288	7.61%	$69,663,430		$4,014,424	7.62%	$63,070,716		$3,693,696	7.77%
Investment securities, afs	116,730,348		1,252,213	4.26	123,434,653		1,474,099	4.75	119,650,066		3,949,499	4.41	120,617,836		4,289,758	4.75
Other interest-earning assets	40,052,255		11,199	0.11	10,683,945		48,314	1.80	28,291,238		21,633	0.10	13,025,631		225,159	2.31

Total interest-earning assets	227,792,181		2,623,941	4.53	198,150,827		2,798,701	5.52	217,604,734		7,985,556	4.88	196,714,183		8,208,613	5.56

Non-interest earning assets	4,451,999				12,807,546				4,968,315				12,983,052

Total assets	$232,244,180				$210,958,373				$222,573,049				$209,697,235

Liabilities and equity:
Interest-bearing liabilities:
Savings accounts	$14,382,492		12,186	0.34	$12,625,903		19,754	0.62	$13,452,968		38,507	0.38	$11,813,603		56,927	0.64
Time accounts	63,615,847		202,074	1.26	71,347,390		365,462	2.04	67,189,776		733,391	1.46	68,528,843		1,265,289	2.47
Money market accounts	27,410,656		63,044	0.91	19,020,866		64,094	1.34	25,002,496		186,499	1.00	20,600,694		232,695	1.51
Now accounts	32,539,332		37,685	0.46	17,695,783		31,612	0.71	27,586,887		100,458	0.49	17,984,043		96,545	0.72
Subordinated debt	—		—	—	2,129,239		36,606	6.91	—		—	—	4,139,051		214,685	6.91

Total interest-bearing liabilities	137,948,327		314,989	0.91	122,819,181		517,528	1.68	133,232,127		1,058,855	1.06	123,066,234		1,866,141	2.03
Checking accounts	67,722,359				65,085,696				63,584,444				63,638,445

Total deposits and subordinated debt	205,670,686				187,904,877				196,816,571				186,704,679
Other liabilities	1,793,925				1,254,024				1,579,111				1,192,190

Total liabilities	207,464,611				189,158,901				198,395,682				187,896,869
Equity	24,779,569				21,799,472				24,177,367				21,800,366

Total liabilities and equity	$232,244,180				$210,958,373				$222,573,049				$209,697,235

Net interest income/net interest rate spread			$2,308,952	3.62%			$2,281,173	3.84%			$6,926,701	3.82%			$6,342,472	3.53%

Net interest earning assets/net interest margin	$89,843,854			3.98%	$75,331,646			4.48%	$84,372,607			4.23%	$73,647,949			4.29%

Ratio of interest-earning assets to interest-bearing liabilities	1.65	x			1.61	x			1.63	x			1.60	x

Return on Average Assets (1)	0.79%				0.97%				0.77%				0.84%

Return on Average Equity (1)	7.42%				9.40%				7.10%				8.07%

Tangible Equity to Total Assets	11.01%				10.72%				11.01%				10.72%

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

          During the nine months ended September 30, 2009, we had a net increase in total deposits of $14,457,743 due to increases of $14,403,236 in NOW accounts, $6,545,846 in non-interest demand deposits, $3,997,022 in money market accounts and $1,667,090 in savings accounts, partially offset by a decrease of $12,155,451 in time deposits. We also received proceeds from repayment of investment securities of $28,711,718. We used $22,414,623 of available funds to purchase new investment securities and we had a net loan increase of $6,883,891. These changes resulted in an overall increase in cash and cash equivalents of $15,797,296 because we elected not to use those funds to purchase investment securities, as discussed above.

          In contrast, during the nine months ended September 30, 2008, we had a net increase in total deposits of $6,938,974 due to increases of $6,172,292 in time deposits, $1,779,352 in savings accounts and $1,030,746 in NOW, partially offset by a decrease of $1,496,449 in non-interest demand deposits and a $546,967 decrease in money market accounts. We also received proceeds from repayment of investment securities of $20,423,422. We used $23,160,013 of available funds to purchase new investment securities, $5,155,000 to repay our subordinated debt and we had a net loan increase of $2,563,409. These changes resulted in an overall decrease in cash and cash equivalents of $2,087,659.

          At September 30, 2009, cash and cash equivalents represented 16% of total assets. We anticipate, based upon historical experience that these funds, combined with cash inflows we anticipate from payments on our loan and investment securities portfolios, will be sufficient to fund loan growth and unanticipated deposit outflows. As a secondary source of liquidity, at September 30, 2009 we had $117 million of investment securities classified available for sale. The disposition of these securities prior to maturity is an option available to us in the event, which we believe is unlikely, that our primary sources of liquidity and expected cash flows are insufficient to meet our need for funds. Additionally, we have the ability to borrow funds at the Federal Home Loan Bank of New York using securities in our investment portfolio as collateral if the need arises. Based upon our assets size and the amount of our securities portfolio that qualifies as eligible collateral, we had more than $57.6 million of unused borrowing capability from the FHLBNY at September 30, 2009. Victory State Bank also has a $2 million unsecured credit facility with Atlantic Central Bankers Bank, which the Bank has not drawn upon. We do not anticipate a need for additional capital resources and do not expect to raise funds through a stock offering in the near future. As a result of our strong capital resources and available liquidity, we did not participate in the Treasury Departments TARP Capital Purchase Program. We have sufficient resources to allow us to continue to make loans as appropriate opportunities arise without having to rely on government funds to support our lending activities.

          Victory State Bank satisfied all capital ratio requirements of the Federal Deposit Insurance Corporation at September 30, 2009, with a Tier I Leverage Capital ratio of 9.88%, a ratio of Tier I Capital to Risk-Weighted Assets ratio of 23.89%, and a Total Capital to Risk-Weighted Assets ratio of 24.96%.

          VSB Bancorp, Inc. satisfied all capital ratio requirements of the Federal Reserve at September 30, 2009, with a Tier I Leverage Capital ratio of 10.04%, a ratio of Tier I Capital to Risk-Weighted Assets ratio of 23.71%, and a Total Capital to Risk-Weighted Assets ratio of 24.75%.

          The following table sets forth our contractual obligations and commitments for future lease payments, time deposit maturities and loan commitments.

Contractual Obligations and Commitments at September 30, 2009

Contractual Obligations	Payment due by Period

	Less than One Year	One to three years	Four to five years	After five years	Total Amounts committed

Minimum annual rental payments under non-cancelable operating leases	$403,154	$829,865	$823,409	$1,499,098	$3,555,526
Remaining contractual maturities of time deposits	60,417,592	1,175,012	2,575,439	—	64,168,043

Total contractual cash obligations	$60,820,746	$2,004,877	$3,398,848	$1,499,098	$67,723,569

Other commitments	Amount of commitment Expiration by Period

	Less than One Year	One to three years	Four to five years	After five years	Total Amounts committed

Loan commitments	$28,919,983	$2,474,151	$—	$—	$31,394,134

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

Non-Performing Loans

          Management closely monitors non-performing loans and other assets with potential problems on a regular basis. We had twelve non-performing loans, totaling $1,755,994, at September 30, 2009, compared to thirteen non-performing loans, totaling $2,279,067, at December 31, 2008. The following is information about the four largest non-performing loans, totaling $1,256,964 in outstanding principal balance at September 30, 2009. Management believes it has taken appropriate steps with a view towards maximizing recovery and minimizing loss on these loans.

•

$859,968 in three construction loans to a builder secured and cross-collateralized by first mortgage liens on three lots in Staten Island on which single family houses are near completion. The loans are past maturity and we have commenced foreclosure actions. The judge has signed the Judgment of Foreclosure and Sale and we will be proceeding with the foreclosure sale as soon as practicable.

•

$396,996 in a loan to a local business in which we are a participant in the loan with another bank. We are not the lead lender. The loan is in arrears and the lead lender is commencing a foreclosure action. The loan is secured by a first mortgage on a commercial building, a security interest in the business, and the personal guaranties of the principals.

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

Item 4 – Controls and Procedures

          Evaluation of Disclosure Controls and Procedures: As of September 30, 2009, we undertook an evaluation of our disclosure controls and procedures under the supervision and with the participation of Raffaele M. Branca, President, CEO and CFO and Jonathan B. Lipschitz, Vice President and Controller. Disclosure controls are the systems and procedures we use that are designed to ensure that information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934 (such as annual reports on Form 10-K and quarterly periodic reports on Form 10-Q) is recorded, processed, summarized and reported, in a manner which will allow senior management to make timely decisions on the public disclosure of that information. Mr. Branca concluded that our current disclosure controls and procedures are effective in ensuring that such information is (i) collected and communicated to senior management in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Since our last evaluation of our disclosure controls, we have not made any significant changes in, or taken corrective actions regarding, either our internal controls or other factors that could significantly affect those controls.

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

Part II

Item 1 – Legal Proceedings

          There have been no material developments in the legal action pending in Supreme Court, Richmond County, commenced by IndyMac Bank, F.S.B. against the Bank, LaMattina & Associates, Inc. and others which was described in the report on Form 10-Q for the company for the quarter ended March 31, 2009. Discovery has recently completed and the attorneys for the Bank expect to be making a motion for summary judgment

          VSB Bancorp, Inc. is not involved in any pending legal proceedings. The Bank, from time to time, is involved in routine collection proceedings in the ordinary course of business on loans in default. Management believes that such other routine legal proceedings in the aggregate are immaterial to our financial condition or results of operations.

Signature Page

          In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VSB Bancorp, Inc.

Date: November 10, 2009	/s/ Raffaele M. Branca

Raffaele M. Branca, President & CEO
and Principal Executive Officer and

Date: November 10, 2009	/s/ Jonathan B. Lipschitz

Jonathan B. Lipschitz,
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