Form 10-K
period 2009-12-31
VSB BANCORP INC
filed 2010-03-18
CIK 1225874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

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
Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K o.

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
Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2009 was $17,743,638.
Number of shares of the registrant’s common stock outstanding as of March 12, 2010: 1,762,191 shares.

Documents incorporated by reference:

Portions of the registrant’s definitive proxy statement filed on or about March 26, 2010 into Part III of this Form 10-K.

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

●
deterioration in local, regional, national or global economic conditions which could result in, among other things, an increase in loan delinquencies, a decrease in property values, or a change in the real estate turnover rate;

●	changes in market interest rates or changes in the speed at which market interest rates change;
●	changes in laws and regulations affecting the financial service industry;
●	changes in the public’s perception of financial institutions in general and banks in particular;
●	changes in competition; and
●	changes in consumer preferences by our customers or the customers of our business borrowers.

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

Until the recent decline in the residential housing market, the median sales price of existing single family homes increased steadily from 2000 through 2006. According to the New York State Association of Realtors, the median price increased from $211,000 to $425,000 during that period. According to a report by the Center for an Urban Future, this means that the cost of a single family home on Staten Island is now out of reach to many middle-class families. As the population grew during the 1990s, total housing units increased as well, to 163,993 in 2000, as compared to 139,726 in 1990, an increase of 17.4%. However, perhaps confirming the reduction in affordability to the middle class, the growth in housing units has slowed, with an estimated 177,368 housing units at June 30, 2006, an increase of 8.2% since April 1, 2000. This slowing growth presents challenges to management because of our focus on the home building industry and related sectors of the local economy.

Declines in the residential housing market in the past few years creates problems faced by Staten Island, its residents and its businesses. According to Zillow.com, a real estate information service, the estimated median home value has declined 2.5% in the past year. The Center for an Urban Future report already noted an increase in foreclosures on Staten Island during 2006 which exceeded the increase in the rest of New York City. The decline in the price of homes and the economic downturn may accelerate this increase in foreclosed properties, which could exacerbate the decline in real estate values.

The New York City metropolitan area has a high density of financial institutions, many of which are significantly larger and have greater financial resources than we have, and all of which are our competitors to varying degrees. Our competition for loans comes principally from commercial banks, savings banks and insurance companies. Our most direct competition for deposits has come from commercial banks and savings banks. In addition, we face competition for deposits from non-bank institutions such as brokerage firms and insurance companies in such areas as short-term money market funds, corporate and government securities funds, mutual funds and annuities.

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

The current turmoil in the economy in general and among financial institutions in particular could adversely affect our customers and thus have an indirect adverse effect on us. The economy in the United States, including the economy in Staten Island, was, and may still be, in a recession. There is substantial stress on many financial institutions and financial products. The federal government has intervened by making hundreds of billions of dollars in capital contributions to the banking industry. We draw a substantial portion of our customer base from local businesses, especially those in the building trades and related industries. Some of our customers have been adversely affected by the economic downturn, and if the recession continues, or the recovery is slow, it will become more difficult for us to conduct prudent and profitable business in our community.

Making permanent residential mortgage loans is not a material part of our business, and our investments in mortgage-backed securities and collateralized mortgage obligations have been made with a view towards avoiding the types of securities that are backed by low quality mortgage-related assets. However, one of the primary focuses of our local business is receiving deposits from, and making loans to, businesses involved in the construction and building trades industry on Staten Island. Construction loans represented a significant component of our loan portfolio, reaching 39.8% of total loans at year end 2005. As we monitored the economy and the strength of the local construction industry, we elected to reduce our portfolio of construction loans, which totaled 16.8% of total loans at December 31, 2009. However, developers and builders provide not only a source of loans, but they also provide us with deposits and other business. If the weakness in the economy continues or worsens, then that could have a substantial adverse effect on our customers and potential customers, making it more difficult for us to find satisfactory loan opportunities and low-cost deposits. This could compel us to invest in lower yielding securities instead of higher-yielding loans and could also reduce low cost funding sources such as checking accounts and require that we replace them with higher cost deposits such as time deposits. Either or both of those shifts could reduce our net income.

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

In general, the interest rates we pay on deposits adjust more slowly than the interest rates we earn on loans because our loan portfolio consists primarily of loans with interest rates that fluctuate based upon the prime rate. In contrast, although many of our deposit categories have interest rates that could adjust immediately, such as interest checking accounts and savings accounts, changes in the interest rates on those accounts are at our discretion. Thus, the rates on those accounts, as well as the rates we pay on certificates of deposit, tend to adjust more slowly. As a result, the declines in market interest rates that occurred through the end of 2008 initially had an adverse effect on our net income because the yields we earn on our loans declined more rapidly than our cost of funds. However, many of our prime-based loans had minimum interest rates, or floors, below which the interest rate does not decline despite further decreases in the prime rate. As our loans reached their interest rate floors, our loan yields stabilized while our deposit costs continued to decline.  This had a positive effect on our net interest income.  When market interest rates begin increasing, which we expect will occur at some point in the future, we anticipate an initial adverse effect on our net income. We anticipate that this will occur because our deposit rates should begin to rise while loan yields remain relatively steady until the prime rate increases sufficiently that our loans begin to reprice above their interest rate floors.  Once our loan rates exceed the interest rate floors, increases in market interest rates should increase our net interest income because our cost of deposits should probably increase more slowly than the yields on our loans. However, customer preferences and competitive pressures may negate this positive effect because customers may choose to move funds into higher-earning deposit types as higher interest rates make them more attractive, or competitors offer premium rates to attract deposits.  We also have a substantial portfolio of investment securities with fixed rates of interest, most of which are mortgage-backed securities with an estimated average life of not more than 5 years.

The limited trading market for our common stock may make it difficult for stockholders to sell their stock for full value. Our common stock is listed on the NASDAQ Global Market, which listing was effective on August 4, 2008. We continue to trade under the symbol “VSBN.” We are listed on the Global Market in the hope that it would increase the trading market in our stock and make it easier for individuals to buy and sell our stock. However, our stock does not trade every day and the average daily trading volume is limited. During the twelve months ended February 26, 2010, there were trades reported on only 91 out of 251 trading days, or slightly more than one out of every three trading days, and our average daily trading volume during that period was 928 shares for all trading days and 2,560 shares per day for the 91 days on which trades occurred. During the twelve months ended February 26, 2010, 43.2% of all reported trading volume represented stock repurchases by us pursuant to our announced stock repurchase programs. We currently have approximately 149 stockholders of record and we believe based upon reports we have received from broker/dealers, that there are approximately an additional 250 stockholders who own their shares in street name.

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

Adverse financial results of other financial institutions could adversely affect our net income or our reputation.  In the past two years, there have been many failures and near-failures among financial institutions. The number of FDIC-insured banks that have failed has increased, and the FDIC insurance fund reserve ratio, representing the ratio of the fund to the level of insured deposits, has declined due to losses caused by bank failures. As a result, the FDIC has increased its deposit insurance premiums on remaining institutions, including well-capitalized institutions like Victory State Bank, in order to replenish the insurance fund. If bank failures continue to occur, and more so if the level of failures increases, the FDIC insurance fund will further decline, and the FDIC may impose higher premiums on healthy banks. Thus, despite the prudent steps we may take to avoid the mistakes made by other banks, our costs of operations may increase as a result of those mistakes by others.  Furthermore, the public perception of banks in general may decline due to the failures of other banks, which could cause some of our customers to reduce or terminate their business with us.

Our FDIC insurance premium was $369,965 in 2009.  In 2009, the FDIC announced an increase in deposit insurance premiums so institutions like our Bank, even though we pay premiums in the lowest premium category, will be subject to an assessment rate between seven (7) and twelve (12) basis points per annum. This is higher than the lowest assessment rate in 2008 of from five (5) to seven (7) basis points.  Additionally, the FDIC imposed a 5 basis point special assessment, based on June 30, 2009 total assets net of Tier 1 capital, that we paid on September 30, 2009. The special assessment amounted to $101,950 and we accrued it prior to the quarter in which it was paid because it was based upon assets at June 30. The increase in the assessment rate and the special assessment significantly increased our deposit insurance expense in 2009. The FDIC also required that FDIC-insured banks prepay, by the end of 2009, their entire projected FDIC premium assessment through the end of 2012. The prepaid amount will be expensed for financial reporting purposes gradually each quarter during the prepayment period. If our actual FDIC assessment during that period is less than the amount we prepay, the excess prepayment will be applied to future premiums we owe, and any excess prepayment remaining on December 31, 2014 would be refunded to us. Although the prepayment had no direct income statement effect when made, it reduced the funds we have available for investment in interest-earning assets because the FDIC will not pay interest on the prepayment.  At December 31, 2009, we prepaid $1,025,945 to satisfy this requirement.

Changes in the federal or state regulation of financial institutions could have an adverse effect on future operations.  Federal and New York State banking laws and regulations have a substantial, regular and every-day effect on our business. Federal and state regulatory authorities have extensive discretion in connection with their supervision of Victory State Bank, such as the right to impose restrictions on operations and the insistence that we increase our allowance for loan losses. Any change in the regulatory structure or statutes or regulations applicable to banks, bank holding companies, or their competitors, whether by the Congress, the FDIC, the Federal Reserve System, the New York State legislature, the New York State Banking Department or any other regulator, could have a material impact on our operations and profitability.

Since the substantial decline in the national housing market and the advent of the increase in bank failures over the past few years, there have been many proposals at both the state and federal level to change the way banks do business or change the entire structure under which banks and their operations are regulated and examined. Proposals at the federal level could, for example, increase competition by facilitating cross-state branching or increase competitive pressures by permitting banks to pay interest on business checking accounts.

There have recently been changes at both the state and the federal level in the laws and regulations applicable to residential mortgage lenders and other entities in the residential real estate business. We are not a residential mortgage lender and we do not expect that these proposals, if adopted, will have a direct negative effect on us. However, the proposals could reduce residential development, increase the cost of housing, and restrict the ability of small local businesses in that sector to compete with larger companies with greater resources. That could have an adverse effect on our customer base.  Furthermore, proposals to permit what are commonly known as “cram downs” in bankruptcies involving residential mortgage loans could have a direct adverse effect on the value of the collateral for existing residential mortgage loans, and thus an indirect effect on mortgage-backed securities in which we invest.

Delays in foreclosure proceedings may adversely affect our ability to realize upon the value of collateral.  The length of time it takes to prosecute a foreclosure action and be able to sell real estate collateral in New York has substantially lengthened. It is not unusual for it to take more than a full year from the date a foreclosure action is commenced until the property is sold even in uncontested cases, and some uncontested cases can take as long as two years. This problem, if it continues or gets worse, could have a substantial adverse effect on the value of the Bank’s collateral for loans in default. Especially in the case of construction loans, where property value deterioration during a lengthy foreclosure is more likely, the inability to realize upon collateral increases the loss to the Bank in the event of a default.

We operate in an extremely competitive environment.  We operate in one of the most competitive environments for financial products in the world. Many of the world’s largest financial institutions have offices in our local communities, and they have far greater financial resources than we have. We seek to distinguish ourselves from those institutions by providing personalized service and providing the same level of care to small community based businesses that only Fortune 500 companies can obtain from the largest banks.  Furthermore, changes in statutes and regulations, such as a proposal now being discussed in Congress to increase interstate bank branch flexibility, could increase competition.

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

Lending Activities

Loan Portfolio Composition.  Our loan portfolio consists primarily of commercial mortgage loans and unsecured commercial loans. At December 31, 2009, we had total unsecured commercial loans outstanding of $10,966,874, or 13.9% of total loans, and commercial real estate loans of $48,767,729, or 61.7% of total loans.  There were $13,258,000 of construction loans secured by real estate, $10,964,000 of which were construction loans to businesses for the construction of either commercial property or residential property for sale, representing 13.9% of  total loans. Other loans in our portfolio principally included commercial loans secured by assets other than real estate totaling $1,138,308 or 1.4% of total loans at December 31, 2009; residential mortgage loans of $2,914,956, or 3.7% of total loans and consumer non-mortgage loans of $532,498 or 0.7% of total loans. Although we generally do not make traditional permanent residential mortgage loans, we occasionally make residential mortgage loans to the principals of commercial customers.  For the year ended December 31, 2009, approximately $57,748,986, or 73.1%, of loans for business purposes had adjustable interest rates based on the prime rate of interest.

The following table sets forth the composition of our loan portfolio in dollar amounts and in percentages at the dates indicated.

	At December 31,
	2009		2008		2007		2006		2005
		%		%		%		% of		% of
	Amount	of Total	Amount	of Total	Amount	of Total	Amount	Total	Amount	Total

Commercial loans:
Commercial secured	$1,138,308	1.4%	$1,177,796	1.8%	$1,171,152	1.9%	$1,231,880	1.8%	$1,584,484	2.1%
Commercial unsecured	10,966,874	13.9	9,558,296	14.4	10,981,044	17.5	10,882,002	16.3	11,078,101	14.9
Total commercial loans	12,105,182	15.3	10,736,092	16.2	12,152,196	19.4	12,113,882	18.1	12,662,585	17.0
Real Estate loans:
Commercial	48,767,729	61.7	39,918,879	60.1	31,607,039	50.6	33,215,627	49.9	29,794,108	40.1
One-to-four family	2,914,956	3.7	2,548,159	3.8	2,314,716	3.7	165,801	0.2	298,779	0.4
Total real estate loans	51,682,685	65.4	42,467,038	63.9	33,921,755	54.3	33,381,428	50.1	30,092,887	40.5
Construction loans:
Commercial	10,964,000	13.9	10,996,432	16.5	13,585,698	21.7	17,552,797	26.4	26,623,846	35.8
Owner occupied one-to-four family	2,294,000	2.9	900,000	1.4	1,523,895	2.4	1,825,000	2.7	2,987,500	4.0
Total construction loans	13,258,000	16.8	11,896,432	17.9	15,109,593	24.1	19,377,797	29.1	29,611,346	39.8
Other loans:
Consumer loans	532,498	0.7	599,293	0.9	566,356	0.9	826,528	1.2	1,477,366	2.0
Other loans	1,455,224	1.8	757,481	1.1	827,122	1.3	974,278	1.5	486,009	0.7
Total other loans	1,987,722	2.5	1,356,774	2.0	1,393,478	2.2	1,800,806	2.7	1,963,375	2.7

Total loans	79,033,589	100.0%	66,456,336	100.0%	62,577,022	100.0%	66,673,913	100.0%	74,330,193	100.0%

Less:
Unearned discounts, net and deferred loan fees, net	199,433		209,684		203,944		263,236		386,088
Allowance for loan losses	1,063,454		987,876		927,161		1,128,824		1,153,298
Loans, net	$77,770,702		$65,258,776		$61,445,917		$65,281,853		$72,790,807

The following table sets forth our loan originations and principal repayments for the periods indicated.  We did not purchase or sell any loans in 2009, 2008 or 2007.

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2009	2008	2007

Commercial Loans (gross):
At beginning of period	$10,736,092	$12,152,196	$12,113,882
Commercial loans originated:
Secured	1,178,006	1,841,943	857,106
Unsecured	30,778,779	30,451,244	66,749,010
Total commercial loans	31,956,785	32,293,187	67,606,116
Principal repayments	(30,587,695)	(33,709,291)	(67,567,802)
At end of period	$12,105,182	$10,736,092	$12,152,196

Real Estate loans:
At beginning of period	$42,467,038	$33,921,755	$33,381,428
Real estate loans originated:
Commercial	16,934,000	12,217,500	7,735,374
One-to-four family	535,000	4,180,000	2,200,000
Total real estate loans	17,469,000	16,397,500	9,935,374
Principal repayments	(8,253,353)	(7,852,217)	(9,395,047)
At end of period	$51,682,685	$42,467,038	$33,921,755
Construction loans
At beginning of period	$11,896,432	$15,109,593	$19,377,797
Construction loans originated	5,938,000	8,422,000	17,280,000
Principal repayments	(4,576,432)	(11,635,161)	(21,548,204)
At end of period	$13,258,000	$11,896,432	$15,109,593
Other loans (gross):
At beginning of period	$1,356,774	$1,393,478	$1,800,806
Other loans originated	798,536	769,067	717,098
Principal repayments	(167,588)	(805,771)	(1,124,426)
At end of period	$1,987,722	$1,356,774	$1,393,478

Loan Maturity. The following table shows the contractual maturity of our loans at December 31, 2009. As we have decreased construction loans as a percentage of our loan portfolio and increased other real estate mortgage loans, we have increased the average contractual maturity of our loan portfolio. However, to limit interest rate risk, we have continued to concentrate our efforts principally on the origination of loans with adjustable interest rates and minimum interest rate floors.

	At December 31, 2009

	Commercial	Commercial			Other
	Unsecured	Secured	Construction	Real Estate	Loans	Total

Amounts due:
Within one year	$7,376,870	$626,320	$11,190,500	$10,290,041	$1,851,091	$31,334,822
After one year:
One to five years	3,590,004	511,988	2,067,500	7,909,943	136,631	14,216,066
After five years	—	—	—	33,482,701	—	33,482,701
Total amount due	10,966,874	1,138,308	13,258,000	51,682,685	1,987,722	79,033,589

Less:
Unearned fees	—	—	31,076	168,357	—	199,433
Allowance for loan losses	460,474	8,124	71,968	458,517	64,371	1,063,454
Loans, net	$10,506,400	$1,130,184	$13,154,956	$51,055,811	$1,923,351	$77,770,702

The following table sets forth at December 31, 2009, the dollar amount of all loans, due after December 31, 2010, and whether such loans have fixed or variable interest rates.

	Due After December 31, 2010
	Fixed	Variable	Total

Commercial Business Loans:
Unsecured	$139,906	$3,450,098	$3,590,004
Secured	349,531	162,457	511,988
Real Estate
Commercial	5,809,626	34,868,062	40,677,688
One-to-four	714,956	—	714,956
Construction	880,000	1,187,500	2,067,500
Other loans	136,631	—	136,631
Total loans	$8,030,650	$39,668,117	$47,698,767

Commercial Business Lending. We originate commercial business loans directly to the professional and business community in our market area.  We target small to medium sized businesses and professionals such as lawyers, doctors and accountants. Applications for commercial business loans are obtained primarily from the efforts of our directors and senior management, who have extensive contacts in the local business community, or from branch referrals.  As of December 31, 2009, commercial business loans totaled $12,105,182 or 15.3% of total loans.

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

Commercial Real Estate Lending. We originate commercial real estate loans that are generally secured by properties used for business purposes such as retail stores, other mixed-use (business and residential) properties, restaurants, light industrial buildings and small office buildings located in our primary market area. Our commercial real estate loans are generally made in amounts up to 70% of the appraised value of the property.  These loans are most commonly made with terms up to five years with interest rates that adjust to 100 or 150 basis points above the floating prime rate.  A significant portion of these loans are subject to an interest rate floor ranging between 7.00% and 8.00%.  Our underwriting standards consider the collateral of the borrower, the net operating income of the property and the borrower’s expertise, credit history and profitability.  We require personal guarantees from the borrower or the principals of the borrowing entity.  At December 31, 2009, our commercial real estate loans totaled $51,682,685, or 65.4% of total loans.

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

Construction Lending. Our construction loans primarily have been made to builders and developers to finance the construction of one- to four-family residential properties and, to a lesser extent, multi-family residential real estate properties. Our policies provide that construction loans may be made in amounts up to the lesser of 80% of the total hard and soft costs of the project. We generally require personal guarantees. Construction loans generally are made with prime-based interest rates with terms up to 18 months.  Loan proceeds are disbursed in increments as construction progresses and as inspections warrant.  At December 31, 2009, our construction loans totaled $13,258,000 or 16.8% of total loans. This represents a reduction of our construction loan portfolio over the past three years as economic conditions in the construction industry caused us to be more cautious in originating these loans while also reducing the number of satisfactory loan opportunities available to us.

Construction loans on non-owner occupied real estate generally carry greater credit risks than permanent mortgage loans on comparable completed properties because their repayment is more dependent on the borrower’s ability to sell or rent units under construction and the general as well as local economic conditions. Because payments on construction loans are often dependent on the successful completion of construction project and the management of the project, repayment of such loans may be subject to adverse conditions in the real estate market or the economy, to a greater extent than other types of loans.  In addition, in the event of a default, buildings under construction may deteriorate rapidly and it may be more difficult to realize upon the value of the building compared to an existing building that is ready for occupancy or already rented to third party tenants.

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

At December 31, 2009, we had thirty two (32) loans, in the aggregate amount of $11,191,987, designated as special mention.  We had seventeen (17) loans, in the aggregate amount of $4,098,640, classified as substandard, thirteen of which, in the aggregate amount of $4,028,909, are secured by real estate. Special mention loans totaled $4,402,731 and substandard loans totaled $3,999,240 at year end 2008. We believe that the increase in loans designated special mention reflects the effects of the adverse conditions in the economy on our borrowers. The Bank actively monitors all special mention loans to seek to avoid deterioration in the quality of the loan. The Bank is actively collecting the substandard loans and expects to collect substantially all the amounts due.  We had no loans classified as doubtful or loss as of December 31, 2009.

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

The following table sets forth delinquencies in our loan portfolio as of the dates indicated:

	At December 31, 2009
	60-89 Days		90 Days or more
	Number	Principal	Number	Principal

Commercial real estate	9	$3,848,990	7	$1,176,114
Commercial construction	—	—	2	480,000
Commercial unsecured	4	61,907	1	41,037
Real Estate - one-to-four family	3	2,299,322	—	—
Total	16	$6,210,219	10	$1,697,151
Delinquent loans to total loans		7.86%		2.15%

	At December 31, 2008
	60-89 Days		90 Days or more
	Number	Principal	Number	Principal

Commercial real estate	2	$207,047	5	$1,453,846
Commercial construction	—	—	2	480,000
Commercial unsecured	—	—	7	345,221
Total	2	$207,047	14	$2,279,067
Delinquent loans to total loans		0.31%		3.43%

	At December 31, 2007
	60-89 Days		90 Days or more
	Number	Principal	Number	Principal

Commercial real estate	2	$1,406,936	3	$459,371
Commercial construction	2	2,944,000	6	2,505,134
Commercial unsecured	1	300,000	2	14,970
Other	—	—	1	5,877
Total	5	$4,650,936	12	$2,985,352
Delinquent loans to total loans		7.43%		4.77%

	At December 31, 2006
	60-89 Days		90 Days or more
	Number	Principal	Number	Principal

Commercial real estate	—	$—	3	$773,924
Commercial unsecured	2	29,648	1	20,709
Other	1	9,676	—	—
Total	3	$39,324	4	$794,633
Delinquent loans to total loans		0.06%		1.19%

	At December 31, 2005
	60-89 Days		90 Days or more
	Number	Principal	Number	Principal

Commercial real estate	—	$—	6	$1,123,081
Commercial construction	—	—	2	579,000
Commercial unsecured	1	8,420	—	—
Total	1	$8,420	8	$1,702,081
Delinquent loans to total loans		0.01%		2.29%

Loans 90 days or more past due represent non-accrual loans and loans that are contractually past due maturity but are still accruing interest. Loans past due 90 days or more and still on accrual were $0 for 2009 and 2008, $2,025,000 for 2007, $585,000 for 2006, and $46,000 for 2005.

Non-performing Assets.  The following table sets forth information about our non-performing assets at December 31, 2009, 2008 and 2007.

	At December 31,	At December 31,	At December 31,
	2009	2008	2007

Non-performing assets:
Commercial loans:
Unsecured	$41,037	$345,221	$14,970
Commercial real estate	1,176,114	1,453,846	459,371
Construction	480,000	480,000	480,000
Consumer loan	—	—	5,877

Total non-performing assets	$1,697,151	$2,279,067	$960,218

Non-performing loans to total loans	2.15%	3.43%	1.53%
Non-performing loans to total assets	0.72%	1.07%	0.47%
Non-performing assets to total assets	0.72%	1.07%	0.47%

The gross interest income that would have been recorded in 2009 if the non-accrual loans had been current in accordance with their original terms was $108,719. The amount of interest income on those loans that was included in net income for 2009 was $15,447.

The following table sets forth the aggregate carrying value of our assets classified as Substandard, Doubtful and Loss according to asset type:

	At December 31, 2009
	Substandard		Doubtful
	Number	Amount	Number	Amount
Classification of assets:
Commercial Loans:
Unsecured	4	$69,731	—	$—
Commercial Real Estate	11	3,548,909	—	—
Construction	2	480,000	—	—
Total loans	17	$4,098,640	—	—

No assets were classified as Loss at year end 2009 or 2008.

Non-Performing Loans

Management closely monitors non-performing loans and other assets with potential problems on a regular basis. We had ten non-performing loans, totaling $1,697,151, at December 31, 2009, compared to thirteen non-performing loans, totaling $2,279,067, at December 31, 2008.  The following is information about the four largest non-performing loans, totaling $1,256,964 in outstanding principal balance at December 31, 2009. Management believes it has taken appropriate steps with a view towards maximizing recovery and minimizing loss on these loans.

●
$859,968 in three construction loans to a builder secured and cross-collateralized by first mortgage liens on three lots in Staten Island on which single family houses are near completion. The loans are past maturity and we commenced foreclosure actions in 2008.  The foreclosure sale was held in January 2010 and the Bank was the successful bidder.  We have an agreement with a builder to assign our bid to the builder upon the payment to us of an amount sufficient to exceed the value of the loans on our books, and thus we will not record any loss upon the foreclosure sale and the subsequent assignment of our bid to the builder.

●
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

When analyzing whether the level of the allowance for loan losses is appropriate, management considers performing loans in our loan portfolio that have no material identified weaknesses. Management establishes an amount equal to a fixed percentage of the performing loans in each of our five principal loan categories to be included in the allowance to cover inherent weaknesses in the broad category of loans. The fixed percentages are based upon historical loss experience in each category, the state of the economy, special risks in that particular category, and other factors that management deems relevant.  Management also analyzes each loan that has been identified as having specific weaknesses to determine the appropriate level of the allowance for that loan. This analysis considers both the general factors which are considered in assessing performing loans as well as specific facts pertinent to each loan, such as collateral value, borrower’s income and ability to repay, payment history, the reasons for and length of the delinquency, and the value of any credit support. Although loans may be analyzed individually or in groups to determine the allowance, the entire allowance is available for any losses that occur.

In order to assist in determining the allowance, an independent loan review firm, senior management and the Bank’s Board of Directors review the allowance for loan losses quarterly. If they determine that the allowance is inappropriate, then management increases or decreases the provision for loan losses to bring the allowance to the appropriate level.

As of December 31, 2009, our allowance for loan losses was $1,063,454 or 1.35% of total loans.  Based upon all relevant and presently available information, management believes that the allowance for loan losses is appropriate. We continue to monitor and modify the level of the allowance for loan losses in order to maintain the allowance at a level which management considers appropriate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary, based on changes in economic and local market conditions beyond management’s control. In addition, federal and state bank regulatory agencies periodically review Victory State Bank’s loan loss allowance as part of their periodic safety and soundness examinations of the Bank. They may recommend or seek to compel increases in the allowance if they believe that weaknesses in the loan portfolio are more significant than management’s assessment.

The following table sets forth the activity in our allowance for loan losses:

			For the Year Ended
	December 31,
	2009	2008	2007	2006	2005

Allowance for Loan Losses:
Balance at beginning of period	$987,876	$927,161	$1,128,824	$1,153,298	$1,299,520
Charge-offs:
Real estate loans:
Commercial	(110,241)	—	—	—	—
Commercial loans:
Unsecured	(412,112)	(483,326)	(254,986)	(62,181)	(318,399)
Consumer loan	(18,606)	(7,959)	—	(17,511)	—
Other loans	(15,679)	(3,503)	(8,639)	(28,111)	(25,302)
Total charge-offs	(556,638)	(494,788)	(263,625)	(107,803)	(343,701)
Recoveries	72,216	270,503	66,962	148,329	257,479
Net (charge-offs) / recoveries	(484,422)	(224,285)	(196,663)	40,526	(86,222)
Provision charged to income	560,000	285,000	(5,000)	(65,000)	(60,000)
Balance at end of period	$1,063,454	$987,876	$927,161	$1,128,824	$1,153,298

Ratio of net charge-offs / (recoveries) during the period to average loans outstanding during the period	0.68%	0.35%	0.32%	-0.06%	0.12%
Ratio of allowance for loan losses to total loans at the end of period	1.35%	1.49%	1.48%	1.69%	1.55%
Ratio of allowance for loan losses to non-performing loans at the end of the period	62.66%	43.35%	96.56%	538.61%	72.03%
Ratio of allowance for loan losses to non-performing assets at the end of the period	62.66%	43.35%	96.56%	538.61%	72.03%

The following table sets forth the allocation of our allowance for loan losses among each of the categories listed.

	At December 31,		At December 31,		At December 31,		At December 31,		At December 31,
	2009		2008		2007		2006		2005
		% of Loans		% of Loans		% of Loans		% of Loans		% of Loans
		in Category		in Category		in Category		in Category		in Category
		to		to		to		to		to
	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans

Allowance:
Commercial loans:
Unsecured	$460,474	13.9%	$372,803	14.4%	$330,355	17.5%	$337,054	16.3%	$360,532	14.9%
Secured	8,124	1.4	7,451	1.8	19,877	1.9	10,859	1.8	2,349	2.1
Commercial real estate	418,215	61.7	449,525	60.1	345,407	50.6	518,620	49.9	363,072	40.1
Residential real estate	40,302	3.7	25,686	3.8	15,887	3.7	12,501	0.2	7,835	0.4
Construction loans	71,968	16.8	100,737	17.9	166,437	24.1	198,901	29.1	362,590	39.8
Other loans	64,371	2.5	31,674	2.0	49,198	2.2	50,889	2.7	56,920	2.7
Total allowances	$1,063,454	100.0%	$987,876	100.0%	$927,161	100.0%	$1,128,824	100.0%	$1,153,298	100.0%

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

Our policies generally limit investments to government and federal agency securities or AAA rated securities, including corporate debt obligations, which are investment grade with weighted average lives of seven years or less.  Our policies provide that all investment purchases be ratified by the Bank’s Board and may only be initiated by the President or Chief Financial Officer of the Bank.  Investment securities consist of collateralized mortgage obligations (“CMO”) with estimated average lives, based upon prepayment assumptions that management believes are reasonable, of 4.5 years or less, mortgage-backed securities (“MBS”) with maturities of seven years or less and U.S. Agency notes with a maturity of less than 15 years.  These CMOs and MBS are backed by federal agencies such as Federal National Mortgage Association (“FNMA”) and the Federal Home Loan Mortgage Corporation (“FHLMC”) or are “AAA” rated whole loan securities.  No investment securities in our portfolio have experienced ratings down grades.  At December 31, 2009, we had investment securities with a cost basis of $110,914,773 and a fair value of $113,912,404.  All investment securities at December 31, 2009, were either CMO’s or MBS’s.  The entire investment portfolio at December 31, 2009 was classified as available for sale and is accounted on a fair market value basis.

The following table sets forth certain information regarding the amortized cost and fair values of the investment securities, available for sale portfolio at the dates indicated.   The excess of fair value over amortized cost at year end 2009 is the result of the effect of recent low market interest rates on the value of previously-purchased investment securities. If market interest rates were to increase, we anticipate that this excess would decrease and, under certain circumstances depending upon the timing of securities purchases and the rate of increase in interest rates, amortized cost may exceed fair value.

	At December 31,
	2009		2008		2007
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value

Investments securities, available for sale
FNMA	$4,855,213	$5,040,820	$6,646,320	$6,690,593	$5,762,683	$5,746,955
FHLMC	—	—	37,411	37,643	161,513	162,752
GNMA	1,265,428	1,321,240	1,576,764	1,632,790	1,892,949	1,849,267
Whole Loan MBS	1,860,603	1,856,893	2,620,965	2,559,037	3,135,102	3,103,907
Collateralized mortgage obligations	102,933,529	105,693,451	108,331,330	109,368,525	107,571,610	106,951,236

	$110,914,773	$113,912,404	$119,212,790	$120,288,588	$118,523,857	$117,814,117

The table below sets forth certain information regarding the amortized cost, weighted average yields and stated maturities of our investment securities at December 31, 2009 and 2008.

	At December 31, 2009
		Weighted		Weighted		Weighted		Weighted
	Less Than	Average	1 To 5	Average	5 To 10	Average	Over 10	Average
	1 Year	Yield	Years	Yield	Years	Yield	Years	Yield	Total

Investment Securities:
FNMA	$—	-%	$1,390,603	4.49%	$1,682,752	4.42%	$1,781,857	3.95%	$4,855,212
FHLMC	—	—	—	—	—	—	—	—	—
GNMA	—	—	—	—	1,265,428	4.38	—	—	1,265,428
Whole Loan MBS	—	—	—	—	1,860,603	4.64	—	—	1,860,603
Collateralized Mortgage Obligations	—	—	1,941,530	4.82	37,530,714	4.43	63,461,286	4.32	102,933,530

Total	$—	-%	$3,332,133	4.68%	$42,339,497	4.44%	$65,243,143	4.31%	$110,914,773

	At December 31, 2008
		Weighted		Weighted		Weighted		Weighted
	Less Than	Average	1 To 5	Average	5 To 10	Average	Over 10	Average
	1 Year	Yield	Years	Yield	Years	Yield	Years	Yield	Total

Investment Securities:
FNMA	$—	-%	$1,897,587	4.47%	$2,190,239	4.41%	$2,558,494	3.74%	$6,646,320
FHLMC	37,411	2.79	—	—	—	—	—	—	37,411
GNMA	—	—	—	—	1,576,764	4.39	—	—	1,576,764
Whole Loan MBS	—	—	—	—	2,620,965	4.44	—	—	2,620,965
Collateralized Mortgage Obligations	—	—	2,187,168	5.13	47,617,983	4.41	58,526,179	4.76	108,331,330

Total	$37,411	2.79%	$4,084,755	4.82%	$54,005,951	4.41%	$61,084,673	4.72%	$119,212,790

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

Deposits.  We offer a variety of deposit accounts having a range of interest rates and terms.  Our deposits consist of non-interest bearing checking accounts, money market accounts, time deposit (“certificate”) accounts, statement savings and NOW accounts.  The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition.  Our deposits are obtained primarily from the areas in which our offices are located.  We do not actively solicit certificate accounts in excess of $100,000, nor do we use brokers to obtain deposits. However, in connection with our efforts in establishing banking development districts in Staten Island, we accept large balance municipal deposits as part of the New York State and New York City banking development district programs.  These municipal deposits total $35 million, are at a subsidized rate, and mature on a quarterly or an annual basis.  There can be no assurance that the Bank will be able to retain these municipal deposits or be able to renew them at subsidized rates as compared to current market rates at that time. Management constantly monitors our deposit accounts and, based on historical experience, management believes it will retain a large portion of such accounts upon maturity.  Deposit account terms we offer vary according to the minimum balance required, the time periods that the funds must remain on deposit and the interest rates, among other factors.  In determining the characteristics of the deposit account programs we offer, we consider potential profitability, matching terms of the deposits with loan products, the attractiveness to the customers and the rates offered by our competitors.

Our focus on customer service, primarily for the business and professional community in our marketplace, has facilitated our retention of non-interest bearing checking accounts and low costing NOW and savings accounts, which generally have interest rates substantially less than certificate of deposits.  At December 31, 2009, these types of low cost deposit accounts amounted to $117,876,314, or 55.9% of total deposits.

The following table presents deposit activity for the periods indicated.

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2009	2008	2007

Beginning balance	$188,109,449	$176,334,443	$186,683,150
Net increase/(decrease) before interest credited	21,511,428	9,646,073	(13,454,165)
Interest credited on deposits	1,365,209	2,128,933	3,105,458

Ending balance	$210,986,086	$188,109,449	$176,334,443

The following table provides information regarding the remaining term to maturity of our time deposits over $100,000 at December 31, 2009:

Maturity Period	Amount

Three months or less	$27,672,441
Over three through six months	19,101,428
Over six through 12 months	1,924,642
Over 12 months	5,429,035
Total	$54,127,546

The following table presents by various rate categories, the amount and the periods to maturity of the certificate accounts outstanding at December 31, 2009.

		Over Six Mos.	Over One Year	Over Two Years
	Six Months	Through One	Through Two	Through Three	Over Three
	And Less	Year	Years	Years	Years	Total
Certificate accounts:
0.50% to 1.99%	$51,945,231	$3,112,912	$6,397,000	$—	$—	$61,455,143
2.00% to 2.99%	—	335,000	—	748,000	2,130,985	3,213,985

	$51,945,231	$3,447,912	$6,397,000	$748,000	$2,130,985	$64,669,128

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

Personnel

As of December 31, 2009, we had 45 full-time employees and 15 part-time employees. These employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be good.

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

We are subject to capital adequacy guidelines of the Federal Reserve. The guidelines apply on a consolidated basis and require bank holding companies to maintain a minimum ratio of Tier 1 capital to total assets of 4.0%. The minimum ratio is 3.0% for the most highly rated bank holding companies. The Federal Reserve’s capital adequacy guidelines also require bank holding companies to maintain a minimum ratio of qualifying total capital to risk-weighted assets of 8.0%, and a minimum ratio of Tier 1 capital to risk-weighted assets of 4.0%. As of December 31, 2009, the ratio of Tier 1 capital to total assets was 9.67%, the ratio of Tier 1 capital to risk-weighted assets was 21.88%, and the ratio of qualifying total capital to risk-weighted assets was 22.89%.

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

The Sarbanes-Oxley Act. The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) imposes a broad range of corporate governance and accounting requirements for public companies (including VSB Bancorp, Inc.) designed to promote honesty and transparency in corporate America. Among many other provisions, Section 404 of Sarbanes-Oxley requires that public company annual reports describe the responsibility of management to establish and maintain an internal control structure and contain an assessment of the effectiveness of the internal control structure and procedures of the issuer for financial reporting. The Securities and Exchange Commission had extended the deadline for non-accelerated filers (such as VSB Bancorp, Inc.) to comply with all of the requirements under Section 404. This is our third Annual Report for which we are required to include a report under Section 404 and we have included such a report as Item 9A of this Annual Report. We are not yet required to include an audit report by our independent registered public accountants as to management’s assessment under Section 404. Management’s assessment did not result in substantial additional cost because the financial nature of our business makes internal control and monetary reporting a fundamental component of the operation of much of our business. However, the Securities and Exchange Commission has stated that it will not approve any further extensions in the requirement that we include an accountant’s audit report of management’s assessment, so we expect to have to include that assessment in our annual report for 2010. That will result in a substantial increase in our accounting and auditing expense.

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

At December 31, 2009, the Bank exceeded all of the capital ratio standards for a well-capitalized bank.

The following table shows the Bank’s actual capital amounts and ratios.

					To be well-capitalized
			For capital		under prompt corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2009
Tier 1 Capital (to Average Assets)	$22,468,000	9.51%	$9,454,548	4.00%	$11,818,185	5.00%
Tier 1 Capital (to Risk Weighted Assets)	22,468,000	21.94%	4,095,720	4.00%	6,143,580	6.00%
Total Capital (to Risk Weighted Assets)	23,531,000	22.98%	8,191,440	8.00%	10,239,300	10.00%

There have been a number of recent proposals and suggestions by regulators, politicians and commentators that the capital ratio standards should be increased. Our current capital ratios are more than sufficient to satisfy any reasonably anticipated increase. However, an increase in the amount of capital that the Bank must maintain in order to support a given level of assets would reduce the amount of leverage that our capital could support. This might adversely affect our ability to increase our level of interest-earning assets.

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

At December 31, 2009, the Company and the Bank had capital levels which qualified them as “well-capitalized” institutions.

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

Our FDIC insurance premium was $369,965 in 2009.  In 2009, the FDIC announced an increase in deposit insurance premiums so institutions like our Bank, even though we are in the lowest regulatory risk category, will be subject to an assessment rate between seven (7) and twelve (12) basis points per annum, which is higher than the assessment rate in 2008 of from five (5) to seven (7) basis points.  Additionally, the FDIC imposed a 5 basis point special assessment, based on June 30, 2009 total assets net of Tier 1 capital, that we paid on September 30, 2009. The special assessment amounted to $101,950 and we accrued it prior to the quarter in which it was paid because it was based upon assets at June 30, 2009. The increase in the assessment rate and the special assessment have significantly increased our deposit insurance expense in 2009. The FDIC also required that FDIC-insured banks prepay, by the end of 2009, their entire projected FDIC premium assessment through the end of 2012. The prepaid amount will be expensed for financial reporting purposes gradually each quarter during the prepayment period. If our actual FDIC assessment during that period is less than the amount we prepay, the excess prepayment will be applied to future premiums we owe, and any excess prepayment remaining on December 31, 2014 would be refunded to us.  Although the prepayment had no direct income statement effect when made, it reduced the funds we have available for investment in interest-earning assets because the FDIC will not pay interest on the prepayment.  At December 31, 2009, we prepaid $1,025,945 to satisfy this requirement.

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

Troubled Asset Relief Program and Capital Purchase Program

In late 2008, the United States Department of the Treasury implemented a Capital Purchase Program (“CPP”) under the Troubled Asset Relief Program (“TARP”) pursuant to which the Treasury purchased preferred stock from approved institutions, with certain limitations and restrictions.  The TARP CPP was entirely voluntary.  VSB Bancorp, Inc. and Victory State Bank had, at the time of announcement, and still have, strong capital (Tier 1 Capital ratio in excess of 9% and Total Risk Based Capital ratio in excess of 20%). We did not originate or invest in subprime mortgages, nor in FNMA and FHLMC preferred stock.  Upon reviewing all of the details of the Treasury’s TARP CPP, we elected not to participate in it. We have continued to make loans to creditworthy customers throughout 2009 as we increased the size of our loan portfolio, so our decision to refuse the federal government’s TARP CPP money did not have an adverse effect on our ability to make loans.

Brokered Deposits

Under federal law and applicable regulations, (i) a well capitalized bank may solicit and accept, renew or roll over any brokered deposit without restriction, (ii) an adequately capitalized bank may not accept, renew or roll over any brokered deposit unless it has applied for and been granted a waiver of this prohibition by the FDIC and (iii) an undercapitalized bank may not (x) accept, renew or roll over any brokered deposit or (y) solicit deposits by offering an effective yield that exceeds by more than 75 basis points the prevailing effective yields on insured deposits of comparable maturity in such institution’s normal market area or in the market area in which such deposits are being solicited. The term “undercapitalized insured depository institution” is defined to mean any insured depository institution that fails to meet the minimum regulatory capital requirement prescribed by its appropriate federal banking agency. The FDIC may, on a case-by-case basis and upon application by an adequately capitalized insured depository institution, waive the restriction on brokered deposits upon a finding that the acceptance of brokered deposits does not constitute an unsafe or unsound practice with respect to such institution. The Bank had no brokered deposits outstanding at December 31, 2009.

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

Assessments

Banking institutions are required to pay assessments to both the FDIC and the NYSBD to fund their operations.  The assessments are based upon the amount of the Bank’s total assets.  The Bank must also pay an examination fee to the NYSBD when they conduct an examination. The Bank paid federal and state assessments and examination fees of $1,337,844 in 2009 which includes the FDIC special assessment paid in September 2009 and the prepayment of FDIC assessments for 2010, 2011 and 2012 paid in December 2009.

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

Federal Reserve System

The Federal Reserve Board regulations require banks to maintain non-interest earning reserves against their transaction accounts (primarily regular checking accounts and interest-bearing checking accounts). The Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $44.5 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement is 3%; for accounts greater than $44.5 million, the reserve requirement is $1.0 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $44.5 million. The first $10.7 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The Bank is in compliance with these requirements. The Federal Reserve now permits the payment of interest on reserve deposits so such deposits are now classified as interest-earning assets. However, due to the extremely low target federal funds rate in 2009 as established by the Federal Reserve, the amount of interest we earned on reserve deposits was negligible. The effect of this reserve requirement is to reduce the amount of our interest-earning assets that are available to invest in higher yielding assets, such as loans. However, due to the high level of overnight investments that we elected to maintain during 2009, the reserve deposit requirement and the low rate available on those deposits in 2009 did not cause us to forgo material income.

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

Method of Accounting

We report our income and expenses on the accrual method of accounting and use a tax year ending December 31 for filing our consolidated federal income tax returns. The Company files consolidated tax returns with the Bank and previously with VSB Capital Trust I.

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

State and Local Taxation

New York State and New York City Taxation.

New York State Franchise Tax on corporations is imposed in an amount equal to the greater of (a) 7.1% of “entire net income” allocable to New York State (b) 3% of “alternative entire net income” allocable to New York State (c) 0.01% of the average value of assets allocable to New York State or (d) a nominal minimum tax. Entire net income is based on federal taxable income, subject to certain modifications. Alternative entire net income is equal to entire net income without certain modifications. The New York City Corporation Tax is imposed using similar alternative taxable income methods and rates.

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

Item 2. Properties.

At December 31, 2009, we conducted our business through five banking offices. Our main office and banking facility is at 4142 Hylan Boulevard.

			Original		Net Book Value
			Date	Date of	of Leasehold
		Leased or	Leased or	Lease	Improvements at
Location	Description	Owned	Acquired	Expiration	December 31, 2009

4142 Hylan Boulevard Staten Island, N.Y. 10308	Main Office	Leased	2005	3/25/2020	$1,826,318

755 Forest Avenue Staten Island, N.Y. 10310	Branch	Leased	1999	11/30/2013	$40,444

One Hyatt Street Staten Island, N.Y. 10301	Branch	Leased	1999	10/30/2014	$14,524

1762 Hylan Boulevard Staten Island, N.Y. 10305	Branch	Leased	2001	6/30/2016	$278,209

1766 Hylan Boulevard (1) Staten Island, N.Y. 10305	Retail Stores	Leased	2001	6/30/2016	$67,095

1065 Bay Street Staten Island, N.Y. 10305	Branch	Leased	2006	04/26/2021	$138,724

Total net book value					$2,365,314

(1)	We leased the retail stores at 1766 Hylan Boulevard as a component of the lease for the 1762 Hylan Boulevard branch and we sublease the property to retail tenants.

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

IndyMac Bank, F.S.B. (“Old IndyMac”), was closed by the Office of Thrift Supervision (“OTS”) and the Federal Deposit Insurance Corporation (“FDIC”) was appointed as its conservator in July 2008. The OTS then created a new bank (“New IndyMac”) and many of the assets of Old IndyMac were transferred to New IndyMac.  The Bank has been advised by opposing legal counsel that the claim in the litigation is owned by Old IndyMac, which is being liquidated by the FDIC. The Bank has been advised that the holder of the claim against the Bank intends to continue to pursue its claim against the Bank. The Bank intends to diligently defend the litigation. The Bank made a motion for summary judgment and oral arguments on the motion are scheduled for March 18, 2010. We are awaiting a decision on that motion.

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

	2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High Bid	$8.90	$12.98	$12.50	$11.90
Low Bid	$7.65	$8.08	$10.21	$10.92

	2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High Bid	$12.25	$10.25	$13.00	$11.24
Low Bid	$10.00	$9.09	$9.09	$8.00

We have approximately 149 stockholders of record.  We paid our first cash dividend of $0.06 per common share on January 2, 2008 to stockholders of record on November 29, 2007, and we paid quarterly dividends of $0.06 per share with respect to each calendar quarter thereafter through the end of 2009.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2009 to October 31, 2009	None	None	94,643	105,357
November 1, 2009 to November 30, 2009	85,800	$11.06	180,443	19,557
December 1, 2009 to December 31, 2009	2,500	$11.13	182,943	17,057
Total	88,300	$11.06	182,943	17,057

 (1) On April 21, 2009, we announced a second stock repurchase program for the repurchase of up to 100,000 shares of our common stock. All purchases shown in the table were pursuant to such plan.

The following table sets forth information regarding our outstanding stock option plans and includes options issued to directors and officers and remaining options issuable to officers and directors.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	118,498	$12.21	24,727
Equity compensation plans not approved by security holders	None	N/A	None
Total	118,498	$12.21	24,727

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

Our results of operations are dependent primarily on net interest income, which is the difference between the income we earn on our loan and investment portfolios and our costs of funds, consisting primarily of interest paid on our deposits. Our operating expenses principally consist of employee compensation and benefits, occupancy expenses, professional fees, advertising and marketing expenses and other general and administrative expenses.  Our results of operations are significantly affected by general economic and competitive conditions, particularly the general strength of the local economy, changes in market interest rates, government policies and actions of regulatory authorities.

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

We experienced an overall increase in deposits in 2009 due to factors we discuss below. We anticipate that our existing branch network will generate an increase in funds for investment in the future.

In order to support branch expansion and asset growth, we had not paid cash dividends prior to the fourth quarter of 2007. Our Board of Directors approved our first $0.06 cash dividend to stockholders of record on November 29, 2007, payable on January 2, 2008 and we paid quarterly dividends of $0.06 per share with respect to each calendar quarter thereafter through the end of 2009. We paid $443,996 of dividends out of net income of $1,931,774, for a dividend payout ratio of 23% in 2008 and we paid $423,679 of dividends out of net income of $1,822,277, for a dividend payout ratio of 23% in 2009. Thus, we retained the majority of our net income to increase our capital base to support our efforts to expand our franchise in the future.

During 2009, we faced a number of challenges, including low market interest rates that pushed down our yields on assets.  Our cost of funds, however, due to the downward pressure of deposit rates, declined faster than our yield on assets.  The real estate market continued to soften, which reduced deposit balances and loan originations from real estate attorneys who form a segment of our customer base.  We incurred additional provisions for loan loss due to the increased level of delinquencies and charge-offs.  Due to the weak economic and real estate market other financial institutions failed, which caused our FDIC assessments to increase significantly during 2009 to help capitalize the Deposit Insurance Fund.

Also important in 2009 was a shift in our deposit mix. The decrease in time deposits, and the primary increase in NOW accounts, was primarily due to the conversion of a $10 million municipal certificate of deposit into a NOW account. This deposit had been made in conjunction with the New York City Bank Development District program. We also increased our no and low cost deposit base throughout 2009.

Management intends to exert efforts to continue growing our company in the future. However, both internal and external factors could adversely affect our future growth. The down turn in the economy has made it more difficult for us to originate new loans that meet our underwriting standards. Not only does that cause us to invest available funds in lower-yielding securities and deposits with other banks, but it also slows the development of non-loan relationships which sometimes flow from cross-selling to loan customers.

A continuation of adverse general economic conditions could make it difficult for us to execute our growth plans. Additionally, an increase in market rates may have a negative impact on our net interest income.  Furthermore, regulatory capital requirements could have a negative effect on our ability to grow if growth outpaces our ability to support that growth with increased capital.

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

Asset/Liability Management

We maintain the interest rate sensitivity of our assets by investing primarily in CMO’s and MBS’s with short and intermediate average lives to generate cash flows and by originating and retaining primarily loans with interest rates that adjust based on the prime rate.  As of December 31, 2009, prime based loans totaled $57,748,986, or 73.1% of total loans.  Many of these prime based loans are subject to interest rate floors of 7.00% to 8.00%.  We anticipate that we will continue to concentrate on originating prime based loans in our principal market areas.  We also expect to continue to invest other available funds that we cannot invest in loans in short-term investment grade securities.

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

During a period of falling interest rates, the net income of an institution with a positive gap can be expected to be adversely affected because the yield on its interest-earning assets should reprice downward faster than the decline in its cost of funds. Conversely, during a period of rising interest rates, the net income of an institution with a positive gap position can be expected to increase as it is able to invest in higher yielding interest-earning assets at a more rapid rate than its interest-earning liabilities reprice. A positive gap may not protect an institution with a large portfolio of adjustable rate based loans or mortgage-backed securities from increases in interest rates for extended time periods if such loans or securities have annual and lifetime interest rate caps. In a low interest rate environment, such as the one that we are experiencing, once the yields on assets reach their interest rate floors, the yields do not further decline even if the index used to determine the interest rate continues to decline. When market interest rates then increase, the assets that have floors will not reprice upwards until the index rises sufficiently to cause the interest rates to exceed their floors. This delay in the upward adjustment of the interest rate may negatively affect net interest income.  Our prime rate based loans and our securities investments generally do not have any annual or lifetime maximum interest rates, or caps. Caps can adversely affect net interest income if market interest rates rise substantially.

In the current interest rate environment, we generally have been investing available funds not needed for lending in CMOs and MBSs with estimated average lives of four and one-half years or less and we invested the increase in funds resulting from our growth in deposits in overnight liquid investments to the extent not needed to fund an increase in loans.  As a result of this strategy, and based upon the assumptions used in the following table at December 31, 2009, our total interest-bearing assets maturing within one year exceeded our total interest-bearing liabilities maturing in the same period by $9,425,369, representing a one year cumulative positive gap ratio of 4.24%. In many cases, a positive gap ratio means that in an increasing rate environment, the interest that we earn on assets will reprice upward faster than the rates we pay on deposits.  However, for a number of important reasons, that may not be the results we will experience if market interest rates begin to rise.

•
As explained above, an increase in the target federal funds rate, which normally presages an immediate increase in the prime rate, will not have an immediate positive effect on most of our adjustable rate loans because they have interest rate floors that must be surpassed before yields on those assets being to increase. However, the increase in the prime rate is likely to put prompt upward pressure on the rates we pay to depositors, at least in the case of certificates of deposit.

•
The gap table does not consider the effects of customer discretion. When market interest rates are very low, the difference between the rates paid on different deposit types is relatively small, and customers may elect to keep funds in very liquid deposits with the lowest interest rates because those deposits provide the greatest flexibility when market rates increase. Those customers may elect to switch a deposit to a higher cost category, such as from NOW accounts to a time deposit, if the increase in market rates makes the difference in rates between those two deposit types more meaningful. Our cost of a specific customer’s deposit could go up faster than market rates are rising if the customer decides to do so.

•
The gap table does not take into account discretion by the Bank in making deposit pricing decisions. Other external factors, such as changes in competition or the decision by a local competitor to aggressively seek local deposits by offering premium rates on deposits, may cause the Bank to increase deposit rates more rapidly to match competitors.

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

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2009 which we estimate, based upon certain assumptions, will mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown which mature during a particular period were determined in accordance with the earlier of estimated repayment or runoff or the contractual terms of the asset or liability.  There can be no assurance that deposits would reprice to peer bank’s historical levels if interest rates were to increase. Certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities, they may react in different degrees to changes in market interest rates.  Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates.  Additionally, certain assets may have features which restrict changes in interest rates on a short-term basis and over the life of the asset.  For example, if a prime rate loan has a minimum interest rate of 7.0%, an increase in a very low prime rate might not be sufficient to increase the interest rate on the loan to more than the minimum.  Further, in the event of a change in interest rates, prepayment and early withdrawal levels may deviate significantly, in a manner we cannot predict, from those assumed in calculating the table.  Finally, the ability of many borrowers to service their prime rate loans may decrease in the event of interest rate increases.

	At December 31, 2009
	Three	Four	More than
	months	to twelve	One year to	More than
	or less	months	five years	five years	Total
Interest-earning assets:
Commercial loans (1)	$63,344,045	$298,518	$1,409,553	$4,691,145	$69,743,261
Consumer loans (1)	3,743,192	1,833,918	1,868,733	150,834	7,596,677
Mortgage-backed securities	9,313,796	27,941,388	73,416,812	—	110,671,996
Other interest-earning assets	34,089,544	—	—	—	34,089,544
Total interest-earning assets	110,490,577	30,073,824	76,695,098	4,841,979	222,101,478
Less:
Unearned (discount) and deferred fees(2)	(29,427)	(88,281)	161,051	—	43,343
Net interest-earning assets	110,461,150	29,985,543	76,856,149	4,841,979	222,144,821

Interest-bearing liabilities:
Savings accounts	15,001,936	—	—	—	15,001,936
NOW accounts	32,501,930	—	—	—	32,501,930
Money market accounts	28,124,315	—	—	—	28,124,315
Certificate accounts	31,346,739	24,046,404	9,275,984	—	64,669,127
Total interest-bearing liabilities	106,974,920	24,046,404	9,275,984	—	140,297,308

Interest sensitivity gap	$3,486,230	$5,939,139	$67,580,165	$4,841,979	$81,847,513
Cumulative gap	$3,486,230	$9,425,369	$77,005,534	$81,847,513	$81,847,513
Cumulative gap as a percentage of total interest-earning assets	1.57%	4.24%	34.67%	36.85%	36.85%
Cumulative net interest-earning assets as a percentage of total interest-bearing liabilities	103.26%	107.19%	154.89%	158.34%	158.34%

(1)	For purposes of the gap analysis, mortgage and other loans are reduced by non-performing loans but are not reduced by the allowance for possible loan losses.
(2)	For purposes of the gap analysis, unearned discount and deferred fees are pro-rated.

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

Average Balance Sheet

The following table sets forth certain information relating to our consolidated statements of financial condition and the consolidated statements of earnings for the fiscal years ended December 31, 2009, 2008 and 2007 and reflects the average yield on assets and average cost of liabilities for the period indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The average balance of loans receivable does not include loans on which we have discontinued accruing interest. The yields and costs include net fees, which are considered adjustments to yields. No tax equivalent adjustments have been made.

	Year Ended December 31,				Year Ended December 31,				Year Ended December 31,
	2009				2008				2007
	Average			Yield/	Average			Yield/	Average			Yield/
	Balance		Interest	Cost	Balance		Interest	Cost	Balance		Interest	Cost

Assets:
Interest-earning assets:
Loans receivable	$71,655,679		$5,465,368	7.63%	$64,186,215		$5,078,576	7.91%	$61,107,477		$5,980,133	9.79%
Other interest earning assets	27,440,096		33,050	0.12	14,864,864		237,490	1.60	20,652,598		994,334	4.81
Investment securities	118,475,481		5,149,770	4.35	119,976,379		5,699,228	4.75	112,178,675		5,303,886	4.73
Total interest-earning assets	217,571,256		10,648,188	4.89	199,027,458		11,015,294	5.53	193,938,750		12,278,353	6.33

Non-interest earning assets	8,472,431				11,105,146				14,624,973
Total assets	$226,043,687				$210,132,604				$208,563,723

Liabilities and equity:
Interest-bearing liabilities:
Savings accounts	$13,733,980		50,145	0.37	$12,046,954		76,011	0.63	$11,942,515		97,900	0.82
Time accounts	66,249,743		925,793	1.40	69,562,982		1,615,142	2.32	66,237,498		2,436,688	3.68
Money market accounts	25,387,152		246,866	0.97	21,092,188		310,714	1.47	21,366,204		439,236	2.06
Now accounts	29,304,494		142,405	0.49	17,607,727		127,066	0.72	19,258,479		131,634	0.68
Subordinated debt	—		—	—	3,098,634		214,685	6.91	5,155,000		356,159	6.91
Total interest-bearing liabilities	134,675,369		1,365,209	1.01	123,408,485		2,343,618	1.90	123,959,696		3,461,617	2.79
Checking accounts	65,241,462				63,545,525				63,596,060
Total	199,916,831				186,954,010				187,555,756
Other liabilities	1,740,429				1,308,257				1,909,693
Total liabilities	201,657,260				188,262,267				189,465,449
Equity	24,386,427				21,870,337				19,098,274
Total liabilities and equity	$226,043,687				$210,132,604				$208,563,723
Net interest income/net interest
rate spread			$9,282,979	3.88%			$8,671,676	3.63%			$8,816,736	3.54%
Net interest earning assets/net
interest margin	$82,895,887			4.27%	$75,618,973			4.36%	$69,979,054			4.55%
Ratio of interest-earning assets to interest-bearing liabilities	1.62	x			1.61	x			1.56	x

Return On Average Assets:				0.81%				0.92%				0.98%
Return On Average Equity:				7.47%				8.83%				10.72%
Equity To Assets:				10.33%				10.91%				10.25%

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

	Year Ended December 31, 2009			Year Ended December 31, 2008			Year Ended December 31, 2007
	Compared to			Compared to			Compared to
	December 31, 2008			December 31, 2007			December 31, 2006
	Increase/(Decrease)			Increase/(Decrease)			Increase/(Decrease)
	In Net Interest Income			In Net Interest Income			In Net Interest Income
	Due to			Due to			Due to
	Volume	Rate	Net	Volume	Rate	Net	Volume	Rate	Net

Interest-earning assets:
Loans receivable	$590,835	$(204,043)	$386,792	$301,408	$(1,202,965)	$(901,557)	$(862,149)	$(142,918)	$(1,005,067)
Other interest-earning assets	201,204	(405,644)	(204,440)	(278,390)	(478,454)	(756,844)	90,772	15,899	106,671
Investment securities, afs	(71,293)	(478,165)	(549,458)	368,831	26,511	395,342	(91,276)	194,073	102,797
Total	720,746	(1,087,852)	(367,106)	391,850	(1,654,909)	(1,263,059)	(862,653)	67,054	(795,599)

Interest-bearing liabilities:
Savings accounts	10,628	(36,494)	(25,866)	856	(22,745)	(21,889)	(9,467)	21,954	12,487
Time accounts	(76,867)	(612,482)	(689,349)	122,378	(943,924)	(821,546)	(130,662)	265,586	134,924
Money market accounts	63,136	(126,984)	(63,848)	(5,645)	(122,877)	(128,522)	36,566	49,714	86,280
Now accounts	84,217	(68,878)	15,339	(11,225)	6,657	(4,568)	(11,250)	34,911	23,661
Short term borrowings	—	—	—	—	—	—	(1,112)	—	(1,112)
Subordinated debt	(214,685)	—	(214,685)	(141,474)	—	(141,474)	—	—	—
Total	(133,571)	(844,838)	(978,409)	(35,110)	(1,082,889)	(1,117,999)	(115,925)	372,165	256,240
Net change in net interest income	$854,317	$(243,014)	$611,303	$426,959	$(572,019)	$(145,060)	$(746,728)	$(305,110)	$(1,051,839)

Effect of Adverse Conditions in the Residential Mortgage Market

We do not expect that adverse conditions in the residential mortgage market throughout the United States will have a direct adverse effect on our financial condition or results of operations.  We are not a residential mortgage lender.  At December 31, 2009, we owned $113.9 million of securities that are either collateralized by residential mortgage loans or that represent shares in pools of such loans.  However, 96.8% of those securities are issued or guaranteed by FNMA, GNMA or FHLMC.  The remainder of the securities’ portfolio are all investment grade fixed-rate securities rated AAA that are at least five years old. None of those securities have experienced ratings downgrades. We do not hold any loans in our portfolio of the type that are commonly known as subprime residential mortgage loans.

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

The Effect of Rising Market Interest Rates that Many Commentators Are Predicting.

Market interest rates, especially short term market interest rates, declined substantially from September 2007 to December 2008 as the Federal Reserve reduced the target federal funds rate, which resulted in an immediate and equal reduction in the prime lending rate. The prime rate and the target overnight federal funds rate both declined by 500 basis points during that period. As a result, our loan yields (usually based on the prime rate) and our overnight investment yields (based upon the target federal funds rate) declined as market interest rates declined.

The decline in loan yields and earnings on investments securities was slower than the decline in our cost of funds for a number of reasons. For most of our loans, once the prime rate fell below 6% (which occurred on March 18, 2008), the interest rate on the loan remained at 7% per annum regardless of further declines in interest rates. The interest rate floors are one reason for the modest decline in our spread that we have recently experienced, with spread being 3.89% for the first quarter of 2009 and dropping to 3.75% in the fourth quarter of 2009.   Also moderating the decline in spread was investment portfolio, which primarily had fixed rates that are not directly affected by changes in market interest rates.  The principal payments on these securities, however, are subject to reinvestment risk and were re-invested at the lower market rates.  This caused the overall average yield on investment securities to drop by 40 basis points from 2008 to 2009. Conversely, this also constrains the rise in the yield on investment securities in an increasing rate environment because repricing is not immediate.

The cost of deposits declined in greater magnitude, during the period that the Federal Reserve was maintaining low market interest rates, as evidenced by the 89 basis point drop in our average deposit cost.  If market interest rate trend upward, the rates we pay on interest-bearing deposits, because of their lower starting point, can increase more in step with the basis point increases in market rates because of the need to maintain customer relationships, competitive pressures.  This could have an adverse effect on net interest income. In addition, customers have the ability to exercise discretion in moving funds between different types of deposits to maximize their interest earnings.

One tool we use to manage market interest rate increases is to increase overnight investments, as these investments are highly correlated with the change in market interest rates.  Additionally, approximately one-third of our deposits are interest-free checking accounts and the rates on those accounts (already at zero) do not rise as market rates increases.

We have some flexibility in allocating our investment choices between the three categories of earning assets – loans, investment securities and other investments (principally overnight investments). As interest rates declined, we elected to invest more of our available liquid assets into investment securities instead of overnight investments. This shift in the mix of our investments allowed us to reduce the effect of declining interest rates because investment securities tend to have higher yields than overnight investments. We reinvested the payments we received on existing investment securities in securities with rates that were lower than the rates we were earning on the securities being repaid because many of the securities being repaid were purchased a number of years ago before market interest rates reached their recent peak towards the end of 2006.

Comparative Results for the Years Ended December 31, 2009 and December 31, 2008

   General. We had net income of $1,822,277 for the year ended December 31, 2009, compared to net income of $1,931,744 for the comparable period in 2008. The principal categories which make up the 2009 net income are:

●	Interest income of $10,648,188
●	Reduced by interest expense of $1,365,209
●	Reduced by a provision for loan losses of $560,000
●	Increased by non-interest income of $2,418,857
●	Reduced by non-interest expense of $7,829,796
●	Reduced by income tax expense of $1,489,763

     We discuss each of these categories individually and the reasons for the differences between the years ended December 31, 2009 and 2008 in the following paragraphs. In general, the principal reason for the decrease in net income from 2008 to 2009 was an increase in provision for loan losses and an increase in FDIC and NYSBD assessments which was almost entirely offset by an improvement in our interest rate spread and an increase in average assets available for investment.

    Interest Income. Interest income was $10,648,188 for the year ended December 31, 2009, compared to $11,015,294 for the year ended December 31, 2008, a decrease of $367,106, or 3.3%.  The principal reason for the decline was a decline in market interest rates, which was the primary cause of $204,440 decline in interest income from other interest earning assets (principally overnight investments) and a $549,458 decline in interest income on investment securities. On the positive side, interest income on loans increased by $386,792.

    During 2009, management continued its efforts to originate loans, our highest-yielding asset category, which resulted in a $7,469,464 increase in the average balance of loans from 2008 to 2009. Despite the public perception that banks have reduced their lending, our Bank’s loans, net increased during 2009 from $65,268,776 at year end 2008 to $77,770,702 at year end 2009, reaching the highest year-end level in our history. In addition, the interest rate floors on many of our prime-based loans buffered the effect of the low prime rate so that our average yield on loans declined by only 28 basis points, from 7.91% in 2008 to 7.63% in 2009. The combined effect of these two factors was to generate the $386,792 increase in interest income from loans.

    The average yield on other interest earning assets (principally overnight investments) declined 148 basis points from 1.60% in the year ended December 31, 2008 to 0.12% in the year ended December 31, 2009 as the target federal funds rate declined from 4.25% at the beginning of 2008 to its current level of a range from 0.00% to 0.25%, which was reached in December 2008. We chose to invest the excess proceeds from our deposit growth into overnight investments as a tool to increase our liquidity in a volatile market and to help establish a buffer for when market interest rates begin to rise.

    We also experienced a 40 basis point decrease in the average yield on our investment securities portfolio, from 4.75% to 4.35%, due to the purchase of new investment securities at lower market rates than the yields on the principal paydowns we received. The average balance of our investment portfolio decreased by $1,500,898, or 1.25%, between the periods.  The investment securities portfolio represented 81.2% of average non-loan interest earning assets in the 2009 period compared to 89.0% in the 2008 period as we deliberately limited our investment of available funds in investment securities due to the low yields available to us in the year ended December 31, 2009 and our desire to avoid locking in those low yields for long periods.

    Interest Expense. Interest expense was $1,365,209 for the year ended December 31, 2009, compared to $2,343,615 for the year ended December 31, 2008, a decrease of $978,409 or 41.8%. The decrease was primarily the result of a decrease in the rates we paid on deposits, principally on time deposits (a 92 basis point decrease) and money market accounts (a 50 basis point decrease), due to a decline in market interest rates. In addition our repayment of the subordinated debt in August 2008, which had previously had an interest cost of 6.91%, also reduced interest expense.  As a result, our average cost of funds, excluding the effect of interest-free demand deposits, decreased to 1.01% from 2.90% between the periods due to the decline in market interest rates and the repayment of the subordinated debt.

    Net Interest Income Before Provision for Loan Losses. Net interest income before the provision for loan losses was $9,282,979 for the year ended December 31, 2009, an increase of $611,303, or 7.1% over the $8,671,676 in the comparable 2008 period.  The increase was primarily due to the combined effect of an increase in average assets, due to the growth of our deposit base, and an increase in interest rate spread. Our interest rate spread increased to 3.88% in the year ended December 31, 2009 from 3.63% in the same period of 2008. We were able to increase the spread due principally to the combined effect of the following four factors:

•	The interest rate floors on most of our loans slowed the decline in our average asset yields.
•	Our efforts to increase our loan portfolio were successful, thereby increasing our highest yielding asset category.
•	Our repayment of the relatively high cost subordinated debt, which was our highest cost funding source, in the second half of 2008.
•
Our purchases of fixed-rate investment securities during 2008 prior to the most recent series of market interest rate declines that began in the fourth quarter of 2008, which allowed us to avoid a precipitous decline in the yield on that portfolio.

Our net interest margin decreased to 4.27% in the year ended December 31, 2009 from 4.36% in the same period of 2008. The margin is higher than the spread because it takes into account the effect of interest free demand deposits and capital. However, the average margin declined because those interest free sources of funds are less valuable during periods of low market interest rates because we are able to invest them in lower average yielding assets. In addition, we shifted more marginal, excess funds not needed to fund loans into overnight investments rather than purchasing investment securities to position ourselves to better address an increase in market interest rates that many experts are predicting will occur in the foreseeable future.

    Provision for Loan Losses. We took a provision for loan losses of $560,000 for the year ended December 31, 2009 compared to a provision for loan losses of $285,000 for the year ended December 31, 2008. The $275,000 increase in the provision was due to a higher level of charge-offs, which totaled $556,638 for the year ended December 31, 2009 as compared to $494,788 in 2008, increased levels of delinquencies in 2009 and the uncertainty in the condition of the real estate market and local economy.  We are aggressively collecting these charged-off loans in an effort to recover the amounts charged off whenever we believe that collection efforts are likely to be fruitful.

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

    Although management uses available information to assess the appropriateness of the allowance on a quarterly basis in consultation with outside advisors and the board of directors, changes in national or local economic conditions, the circumstances of individual borrowers, or other factors, may change, increasing the level of problem loans and requiring an increase in the level of the allowance. The allowance for loan losses represented 1.35% of total loans at December 31, 2009. There can be no assurance that a higher level, or a higher provision for loan losses, will not be necessary in the future.

    Non-interest Income. Non-interest income was $2,418,857 for the year ended December 31, 2009, compared to $2,400,915 during the same period last year. The $17,942, or 0.75%, increase in non-interest income was a direct result of normal fluctuations in retail banking transactions and the fees derived from them, such as insufficient funds fees, in 2009.

    Non-interest Expense. Non-interest expense was $7,829,796 for the year ended December 31, 2009, compared to $7,339,594 for the year ended December 31, 2008, an increase of $490,202 or 6.7%. The shifts in the individual categories were:

●
$195,000 increase in FDIC and NYSBD assessments due to an increase in the FDIC assessment rate and the imposition of a special assessment to help replenish the FDIC insurance fund which has been substantially depleted by many recent bank failures;

●	$160,251 increase in salaries and benefits due to additional staff and higher related benefit costs;
●	$51,600 increase in professional fees primarily due the costs of hiring key employees and preparing for the initial full compliance with Section 404 of the Sarbanes-Oxley Act;
●	$36,054 increase in legal expense primarily due to increased collection costs; and
●	$34,138 increase in computer expenses primarily due to increased depreciation associated with the purchase and upgrade of software and fees associated with our disaster recovery program.

    Income Tax Expense. Income tax expense was $1,489,763 for the year ended December 31, 2009, compared to income tax expense of $1,516,253 for the same period ended 2008.  The decrease in income tax expense was due to the $135,957 decrease in income before income taxes in the 2009 period. Our effective tax rate for the year ended December 31, 2009 was 45.0% and for the year ended December 31, 2008 was 44.0%.

Changes in Financial Condition

    Total assets were $236,999,872, at December 31, 2009, an increase of $24,342,144 or, 11.4%, from December 31, 2008.  The increase resulted from the investment of funds available to us as the result of an increase in deposits. The deposit increase was caused generally by our efforts to grow our franchise and specifically by the deposit increases at our branch offices. We invested these funds primarily in cash and cash equivalents, and in loans.  The net increase in assets can be summarized as follows:

•	An $18,476,696 net increase in cash and cash equivalents as we elected to invest excess cash in overnight investments to facilitate redeployment when appropriate opportunities arise, and
•	A $12,511,926 net increase in net loans receivable as a result of our efforts to increase the size of its loan portfolio, partially offset by
•	A $6,376,184 net decrease in investment securities available for sale as we reduced purchases of fixed rate debt securities at a time when the available yields on those securities were very low.

In addition to these changes in major asset categories, we also experienced changes in other asset categories due to normal fluctuations in operations.

    Our deposits (including escrow deposits) were $210,986,086 at December 31, 2009, an increase of $22,876,637 or 12.2%, from December 31, 2008, due to our efforts to increase funds available for investment into interest earning assets.  The increase in deposits is represented by increases of $14,865,776 in NOW accounts, $11,781,326 in non-interest demand deposits, $2,589,375 in savings accounts and $5,294,526 in money market accounts, partially offset by a decrease of $11,654,366 in time deposits. The decrease in time deposits, and most of the increase in NOW accounts were primarily due to the conversion by the depositor of a $10 million municipal time deposit into a NOW account. This deposit had been made as part of the New York City’s Banking Development District program.

    Total stockholders’ equity was $24,483,949 at December 31, 2009, an increase of $1,280,182 from December 31, 2008. The increase reflected (i) net income of $1,822,277 for the year ended December 31, 2009, (ii) an increase of additional paid in capital of $118,624 due to the exercise by officers and directors of options to purchase 21,250 shares of common stock, (iii) an increase in the net unrealized gain on securities available for sale of $1,039,152 reflecting the positive effect of low market interest rates on the fair value of our securities portfolio and (iv) a reduction of $169,078 in Unearned ESOP shares reflecting the gradual payment of the loan we made to fund the ESOP’s purchase of our stock.   These increases were partially offset by $423,679 of dividends paid, representing the four $0.06 per share quarterly cash dividends in 2009, and $1,444,358 from the purchase of treasury stock representing the cost of 141,520 shares of common stock we repurchased in 2009 under our Company’s previously announced stock repurchase plans.

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

    In 2009, we had a net increase in total deposits of $22,876,637 due to increases of $14,865,776 in NOW accounts, $11,781,326 in non-interest demand deposits, $5,294,526 in money market accounts and $2,589,375 in savings accounts, partially offset by a decrease of $11,654,366 in time deposits.  We also received proceeds from repayment of investment securities of $37,675,927.  We used $29,480,949 of available funds to purchase new investment securities and we had a net loan increase of $12,953,701. These changes resulted in an overall increase in cash and cash equivalents of $18,476,696.  Total cash and equivalents at December 31, 2009 were $39,716,919.

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

    At year end 2009, cash and cash equivalents represented 17% of total assets. We anticipate, based upon historical experience that these funds, combined with cash inflows we anticipate from payments on our loan and investment securities portfolios, will be sufficient to fund loan growth and unanticipated deposit outflows. As a secondary source of liquidity, at December 31, 2009 we had $114 million of investment securities classified available for sale. The disposition of these securities prior to maturity is an option available to us in the event, which we believe is unlikely, that our primary sources of liquidity and expected cash flows are insufficient to meet our need for funds. Additionally, we have the ability to borrow funds at the Federal Home Loan Bank of New York using securities in our investment portfolio as collateral if the need arises.  Based upon our asset size and the amount of our securities portfolio that qualifies as eligible collateral, we had more than $58.6 million of unused borrowing capability from the FHLBNY at December 31, 2009. Victory State Bank also has a $2 million unsecured credit facility with Atlantic Central Bankers Bank, which the Bank has not drawn upon. We do not anticipate a need for additional capital resources and do not expect to raise funds through a stock offering in the near future. As a result of our strong capital resources and available liquidity, we did not participate in the Treasury Department’s TARP Capital Purchase Program. We have sufficient resources to allow us to continue to make loans as appropriate opportunities arise without having to rely on government funds to support our lending activities.

    In August 2008, we unwound our trust preferred securities transaction by calling (and repaying) the $5,155,000 subordinated debenture we had on our balance sheet at June 30, 2008. We used available cash to repay the debenture and the repayment has had no material adverse effect on our liquidity. We elected to repay the debenture and end the trust preferred transaction because we believe that the future cost to us (3 month LIBOR plus 300 basis points per annum, adjusted every three months) would have exceeded the value of the additional capital that the transaction gave us for regulatory capital purposes. Victory State Bank and VSB Bancorp, Inc. were both well-capitalized for regulatory capital purposes after the debenture was repaid.

    The following table sets forth our contractual obligations and commitments for future lease payments, time deposit maturities and loan commitments.

Contractual Obligations and Commitments at December 31, 2009

Contractual Obligations	Payment due by Period

	Less than	One to three	Four to five	After	Total Amounts
	One Year	years	years	five years	committed

Minimum annual rental payments under non-cancelable operating leases	$404,951	$834,055	$810,167	$1,406,153	$3,455,326
Remaining contractual maturities of time deposits	55,393,143	7,145,000	2,130,985	—	64,669,128
Total contractual cash obligations	$55,798,094	$7,979,055	$2,941,152	$1,406,153	$68,124,454

Other commitments	Amount of commitment Expiration by Period

	Less than	One to three	Four to five	After	Total Amounts
	One Year	years	years	five years	committed

Loan commitments	$19,071,707	$4,890,972	$—	$—	$23,962,679

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

Item 8.

The company’s financial statements appear on the following pages:

    Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
VSB Bancorp, Inc.
Staten Island, New York

We have audited the accompanying consolidated statements of financial condition of VSB Bancorp, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of earnings, stockholders’ equity and comprehensive income, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of VSB Bancorp, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Horwath LLP

Livingston, New Jersey
March 18, 2010

VSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 2009 AND 2008

	2009	2008

ASSETS
Cash and cash equivalents	$39,716,919	$21,240,223
Investment securities, available for sale	113,912,404	120,288,588
Loans receivable (net of allowance for loan losses of $1,063,454 and $987,876, respectively)	77,770,702	65,258,776
Accrued interest receivable	722,228	723,473
Premises and equipment, net	3,204,063	3,695,822
Prepaid and other assets	1,673,556	1,450,846

Total assets	$236,999,872	$212,657,728

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits
Non-interest bearing	$70,688,777	$58,907,451
Interest bearing	140,297,309	129,201,998
Total deposits	210,986,086	188,109,449
Accounts payable, accrued expenses and other liabilities	1,529,837	1,344,512

Total liabilities	212,515,923	189,453,961

Commitments and contigent liabilities (Note 12)	—	—

STOCKHOLDERS’ EQUITY
Common stock ($.0001 par value, 3,000,000 shares authorized, 1,945,134 issued, 1,762,191 outstanding at December 31, 2009; 1,923,884 issued, 1,882,461 outstanding at December 31, 2008,)	195	192
Additional paid-in capital	9,317,719	9,200,010
Retained earnings	16,112,741	14,714,143
Treasury stock, at cost (182,943 shares at December 31, 2009 and 41,423 shares at December 31, 2008)	(1,840,249)	(395,891)
Unearned Employee Stock Ownership Plan shares	(732,672)	(901,750)
Accumulated other comprehensive gains, net of taxes of $1,371,416 and $488,735, respectively	1,626,215	587,063

Total stockholders’ equity	24,483,949	23,203,767

Total liabilities and stockholders’ equity	$236,999,872	$212,657,728

See notes to consolidated financial statements.

VSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF EARNINGS FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008

INTEREST INCOME:
Loans receivable	$5,465,368	$5,078,576
Investment securities	5,149,770	5,699,228
Other interest income	33,050	237,490
Total interest income	10,648,188	11,015,294

INTEREST EXPENSE:
Deposits	1,365,209	2,128,933
Subordinated Debt	—	214,685
Total interest expense	1,365,209	2,343,618

Net interest income	9,282,979	8,671,676

PROVISION FOR LOAN LOSSES	560,000	285,000

Net interest income after provision for loan losses	8,722,979	8,386,676

NON-INTEREST INCOME:
Deposit service fees	2,137,676	2,120,769
Other income	281,181	280,146
Total non-interest income	2,418,857	2,400,915

NON-INTEREST EXPENSES:
Salaries and employee benefits	3,675,149	3,514,898
Occupancy and equipment	1,482,300	1,469,898
Data processing service fees	279,152	245,014
Legal fees	225,172	189,118
Professional fees	308,100	256,500
Director fees	218,225	217,450
FDIC and NYSBD assessments	392,000	197,000
Supplies and service	351,015	324,546
Checkbook charges	147,048	124,196
Other	751,635	800,974
Total non-interest expenses	7,829,796	7,339,594

INCOME BEFORE INCOME TAXES	3,312,040	3,447,997

PROVISION/(BENEFIT) FOR INCOME TAXES:
Current	1,373,021	1,870,198
Deferred	116,742	(353,945)

Total income taxes	1,489,763	1,516,253

NET INCOME	$1,822,277	$1,931,744
Earnings per share:
Basic	$1.02	$1.04
Diluted	$1.01	$1.03
Comprehensive income	$2,861,429	$2,897,879

See notes to consolidated financial statements.

VSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME FOR
THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	Number of		Additional		Treasury	Unearned	Other	Total
	Common	Common	Paid-in	Retained	Stock,	ESOP	Comprehensive	Stockholders’
	Shares	Stock	Capital	Earnings	at cost	Shares	Gain / (Loss)	Equity

Balance at December 31, 2007	1,900,509	$190	$9,107,119	$13,226,395	$—	$(1,070,827)	$(379,072)	$20,883,805
Exercise of stock options, including tax benefit	23,375	2	164,857					164,859
Stock-based compensation			1,278					1,278
Amortization of earned portion of ESOP common stock						169,077		169,077
Amortization of cost over fair value - ESOP			(73,244)					(73,244)

Cash dividends declared ($0.24 per share)				(443,996)				(443,996)
Purchase of treasury stock, at cost	(41,423)				(395,891)			(395,891)
Comprehensive income:
Net income				1,931,744				1,931,744
Other comprehensive income, net:
Change in unrealized loss on securities available for sale, net of tax effects	—	—	—	—	—	—	966,135	966,135
Total comprehensive income								2,897,879

Balance at December 31, 2008	1,882,461	$192	$9,200,010	$14,714,143	$(395,891)	$(901,750)	$587,063	$23,203,767

Exercise of stock options, including tax benefit	21,250	3	118,624					118,627
Stock-based compensation			1,278					1,278
Amortization of earned portion of ESOP common stock						169,078		169,078
Amortization of cost over fair value - ESOP			(2,193)					(2,193)
Cash dividends declared ($0.24 per share)				(423,679)				(423,679)
Purchase of treasury stock, at cost	(141,520)				(1,444,358)			(1,444,358)
Comprehensive income:
Net income				1,822,277				1,822,277
Other comprehensive income, net:
Change in unrealized gain on securities available for sale, net of tax effects	—	—	—	—	—	—	1,039,152	1,039,152
Total comprehensive income								2,861,429

Balance at December 31, 2009	1,762,191	$195	$9,317,719	$16,112,741	$(1,840,249)	$(732,672)	$1,626,215	$24,483,949

See notes to consolidated financial statements.

VSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2009 and 2008

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,822,277	$1,931,744
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	665,422	630,692
Accretion of discount, net amortization of premium	(15,186)	(222,974)
ESOP compensation expense	94,370	95,833
Stock-based compensation expense	1,278	1,278
Provision for loan losses	560,000	285,000
Changes in operating assets and liabilities:
(Increase)/decrease in prepaid and other assets	(748,549)	189,424
Decrease in accrued interest receivable	1,245	75,776
Decrease/(increase) in deferred income taxes	116,742	(353,945)
Decrease in accrued expenses, income tax payable and other liabilities	(215,744)	(75,809)
Net cash provided by operating activities	2,281,855	2,557,019

CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in loans receivable	(12,953,701)	(3,960,909)
Proceeds from repayments and calls of investment securities, available for sale	37,675,927	25,554,513
Purchase of investment securities, available for sale	(29,480,949)	(26,157,422)
Purchases of premises and equipment, net	(173,663)	(394,835)
Net used in investing activities	(4,932,386)	(4,958,653)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	22,876,637	11,775,006
Payment of subordinated debt	—	(5,155,000)
Cash dividends paid	(423,679)	(443,996)
Exercise of stock options	118,627	164,859
Purchase of treasury stock, at cost	(1,444,358)	(395,891)
Net cash provided by financing activities	21,127,227	5,944,978

NET INCREASE IN CASH AND CASH EQUIVALENTS	18,476,696	3,543,344

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	21,240,223	17,696,879

CASH AND CASH EQUIVALENTS, END OF YEAR	$39,716,919	$21,240,223

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,486,955	$2,594,736
Income taxes	$1,303,405	$1,697,259

See notes to consolidated financial statements.

VSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2009 and 2008

1.    GENERAL

    VSB Bancorp, Inc. (referred to using terms such as “we,” “us,” or the “Company”) became the holding company for Victory State Bank (the “Bank”), a New York chartered commercial bank.  Our primary business is owning all of the issued and outstanding stock of the Bank.  Our common stock is listed on the NASDAQ Global Market, effective on August 4, 2008.  We continue to trade under the symbol “VSBN”.

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

    Cash and Cash Equivalents – Cash and cash equivalents consists of cash on hand, due from banks and interest-bearing deposits.  Net cash flows are reported for customer loan and deposit transactions and interest-bearing deposits with original maturities of 90 days or less.  Regulation D of the Board of Governors of the Federal Reserve System requires that Victory State Bank maintain non-interest-bearing deposits or cash on hand as reserves against its demand deposits. The amount of reserves which Victory State Bank is required to maintain depends upon its level of transaction accounts. During the fourteen day period from December 31, 2009 through January 13, 2010, Victory State Bank was required to maintain reserves, after deducting vault cash, of $4,895,000. Reserves are required to be maintained on a fourteen day basis, so, from time to time, Victory State Bank may use available cash reserves on a day to day basis, so long as the fourteen day average reserves satisfy Regulation D requirements.  Victory State Bank is required to report transaction account levels to the Federal Reserve on a weekly basis.

    Interest-bearing bank balances – Interest-bearing bank balances mature overnight and are carried at cost.

    Investment Securities, Available for Sale - Investment securities, available for sale, are to be held for an unspecified period of time and include securities that management intends to use as part of its asset/liability strategy.  These securities may be sold in response to changes in interest rates, prepayments or other factors and are carried at estimated fair value.  Gains or losses on the sale of such securities are determined by the specific identification method.  Interest income includes amortization of purchase premium and accretion of purchase discount.  Premiums and discounts are recognized in interest income using a method that approximates the level yield method without anticipating prepayments, except for mortgage-backed securities where prepayments are estimated.  Unrealized holding gains or losses, net of deferred income taxes, are excluded from earnings and reported as other comprehensive income in a separate component of stockholders’ equity until realized.  Declines in the fair value of securities below their cost that are other than temporary are reflected as realized losses.  In estimating other-than-temporary losses, management considers: (1) the length of time and extent that fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, and (3) the Company’s intent and probability of being required to sell the securities.

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

    The Company considers a loan to be impaired when, based on current information, it is probable that the Company will be unable to collect all principal and interest payments due according to the contractual terms of the loan agreement.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Impairment is measured on a loan by loan basis for commercial and construction loans.  Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral.  Loans, for which the terms have been modified, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired.  The fair value of the collateral, as reduced by costs to sell, is utilized if a loan is collateral dependent.  Large groups of smaller balance homogeneous loans, such as consumer loans and residential loans, are collectively evaluated for impairment.  Troubled debt restructurings are measured at the present value of estimated future cash flows using the loan’s effective rate at inception.

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

    Subordinated Debt - In August of 2003, the Company formed VSB Capital Trust I (the “Trust”). The Trust was a statutory business trust organized under Delaware law and the Company owned all of its common securities. The Trust issued $5.0 million of Trust Preferred Capital Securities to an independent investor and $155,000 of common securities to the Company. The Company issued a $5.16 million subordinated debenture to the Trust. The subordinated debenture was the sole asset of the Trust. On August 8, 2008, the Company repaid the subordinated debenture in full at par, received payment of $155,000 on account of its common securities of the Trust, and all the outstanding Trust Preferred Capital Securities were likewise redeemed, thereby ending the entire arrangement. The Trust was not consolidated with the Company.

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

    Basic and Diluted Net Income Per Common Share -  Basic net income per share of common stock is based on 1,791,756 shares and 1,854,339 shares, the weighted average number of common shares outstanding for the years ended December 31, 2009 and 2008, respectively.  Diluted net income per share of common stock is based on 1,809,538 and 1,881,782, the weighted average number of common shares and potentially dilutive common shares outstanding for the years ended December 31, 2009 and 2008, respectively.  The weighted average number of potentially dilutive common shares excluded in calculating diluted net income per common share due to the anti-dilutive effect is 45,831 and 50,207 shares for the years ended December 31, 2009 and 2008, respectively.  Common stock equivalents were calculated using the treasury stock method.

    The reconciliation of the numerators and the denominators of the basic and diluted per share computations for the years ended December 31, are as follows:

Reconciliation of EPS
	2009			2008
		Weighted			Weighted
	Net	Average	Per Share	Net	Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount

Basic earnings per common share
Net income available to common stockholders	$1,822,277	1,791,756	$1.02	$1,931,744	1,854,339	$1.04

Effect of dilutive shares
Weighted average shares, if converted		17,782			27,443

Diluted earnings per common share
Net income available to common stockholders	$1,822,277	1,809,538	$1.01	$1,931,744	1,881,782	$1.03

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

    Stock Repurchase Programs – On September 8, 2008, the Company announced that its Board of Directors had authorized a Rule 10b5-1 stock repurchase program for the repurchase of up to 100,000 shares of the Company’s common stock. On April 21, 2009, the Company announced that its Board of Directors had authorized a second Rule 10b5-1 stock repurchase program for the repurchase of up to an additional 100,000 shares of the Company’s common stock. At December 31, 2009, the Company had repurchased a total of 182,943 shares of its common stock under these stock repurchase programs.  Stock repurchases under the program have and will be accounted for using the cost method, in which the Company will reflect the entire cost of repurchased shares as a separate reduction of stockholders’ equity on its balance sheet.

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

    In August 2009, the FASB issued Accounting Standards Update (ASU) 2009-05, ”Measuring Liabilities at Fair Value”, as a subset of Topic 820 – “Fair Value Measurements and Disclosure”. Among other clarifying points, ASU 2009-05 provides clarification that in circumstance in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques:  (1) The quoted price of the identical liability when traded as an asset, (2) Quoted prices for similar liabilities or similar liabilities  when traded as assets, or (3) Another valuation technique that is consistent  with the principles of Topic 820 such as an income approach or  market  approach.   The ASU was effective as of September 30, 2009.  The adoption of the ASU did not have a material impact on the Company’s consolidated financial statements.

    ASU 2010-09 was issued February 24, 2010 and is effective upon issuance, except for conduit debt obligors for which the ASU is effective for interim and annual periods ending after June 15, 2010. The ASU clarifies several matters that were identified in practice after the issuance of SFAS 165.  Clarifies that an entity that is an SEC filer or a conduit debt obligor is required to evaluate subsequent events through the date its financial statements are issued, which is generally the filing date.  The ASU eliminates the requirement for an entity that meets the definition of an SEC filer to disclose the date through which subsequent events were evaluated through in its financial statements.  The adoption of this standard did not have a material effect on the Company’s results of operations or financial position.

    Recently Issued but Not Yet Effective Standards — In June 2009, the FASB amended previous guidance relating to transfers of financial assets and eliminated the concept of a qualifying special purpose entity.  This guidance must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. This guidance must be applied to transfers occurring on or after the effective date. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. Therefore, formerly qualifying special-purpose entities should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance. The disclosure provisions were also amended and apply to transfers that occurred both before and after the effective date of this guidance.  The effect of adopting this new guidance is expected to not materially impact the consolidated financial statements.

    In June 2009, the FASB amended guidance for consolidation of variable interest entity guidance by replacing the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. Additional disclosures about an enterprise’s involvement in variable interest entities are also required. This guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Early adoption is prohibited. The effect of adopting this new guidance is expected to not materially impact the consolidated financial statements.

3.    INVESTMENT SECURITIES, AVAILABLE FOR SALE

    The following table summarizes the amortized cost and fair value of the available-for-sale investment securities portfolio at December 31, 2009 and December 31, 2008 and the corresponding amounts of unrealized gains and losses therein:

	December 31, 2009
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

FNMA MBS - Residential	$4,855,213	$185,607	$—	$5,040,820
FHLMC MBS - Residential	—	—	—	—
GNMA MBS - Residential	1,265,428	55,812	—	1,321,240
Whole Loan MBS - Residential	1,860,603	15,135	(18,845)	1,856,893
Collateralized mortgage obligations	102,933,529	3,085,224	(325,302)	105,693,451
	$110,914,773	$3,341,778	$(344,147)	$113,912,404

	December 31, 2008
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

FNMA MBS - Residential	$6,646,322	$82,351	$(38,079)	$6,690,594
FHLMC MBS - Residential	37,410	232	—	37,642
GNMA MBS - Residential	1,576,764	56,026	—	1,632,790
Whole Loan MBS - Residential	2,620,965	—	(61,928)	2,559,037
Collateralized mortgage obligations	108,331,329	1,477,051	(439,855)	109,368,525
	$119,212,790	$1,615,660	$(539,862)	$120,288,588

    There were no sales of investment securities for the years ended December 31, 2009 and 2008.

    The amortized cost and fair value of the investment securities portfolio are shown by expected maturity.  Expected maturities may differ from contractual maturities, especially for collateralized mortgage obligations, if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2009
Securities, Available for Sale Expected Maturity	Amortized Cost	Fair Value

Less than one year	$—	$—
Due after one year through	3,332,133	3,436,517
five years
Due after five years through	42,339,497	43,961,503
ten years
Due after ten years	65,243,143	66,514,384
	$110,914,773	$113,912,404

   The following table summarizes the investment securities with unrealized losses at December 31, 2009 and December 31, 2008 by aggregated major security type and length of time in a continuous unrealized loss position:

December 31, 2009	Less than 12 months		More than 12 months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
FHLMC MBS	$—	$—	$—	$—	$—	$—
FNMA MBS	—	—	—	—	—	—
GNMA MBS	—	—	—	—	—	—
Whole Loan MBS	—	—	433,666	(18,845)	433,666	(18,845)
Collateralized mortgage obligations	10,036,242	(280,961)	1,750,950	(44,341)	11,787,192	(325,302)
	$10,036,242	$(280,961)	$2,184,616	$(63,186)	$12,220,858	$(344,147)

December 31, 2008	Less than 12 months		More than 12 months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
FHLMC MBS	$—	$—	$—	$—	$—	$—
FNMA MBS	3,674,817	(34,814)	251,470	(3,265)	3,926,287	(38,079)
GNMA MBS	—	—	—	—	—	—
Whole Loan MBS	1,451,015	(54,787)	1,108,022	(7,141)	2,559,037	(61,928)
Collateralized mortgage obligations	13,662,143	(76,957)	8,808,164	(362,898)	22,470,307	(439,855)
	$18,787,975	$(166,558)	$10,167,656	$(373,304)	$28,955,631	$(539,862)

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

   At December 31, 2009, the unrealized loss on investment securities was caused by interest rate increases.  We expect that these securities, at maturity, will not be settled for less than the amortized cost of the investment.  Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the securities and it is not more likely than not the Company will be required to sell the securities before recovery of the amortized cost basis less any current-period loss, these investments are not considered other-than-temporarily impaired.  At December 31, 2009, there were no debt securities with unrealized losses with aggregate depreciation of 5% or more from the Company’s amortized cost basis.

   Securities pledged at year end 2009 and 2008 had a carrying amount of $54,199,477 and $48,483,833, respectively and were pledged to secure public deposits and balances in excess of the deposit insurance limit on certain customer accounts.

4.    LOANS RECEIVABLE, NET

     Loans receivable, net at December 31, 2009 and 2008 are summarized as follows:

	2009	2008

Commercial loans (principally variable rate):
Secured	$1,138,308	$1,177,796
Unsecured	10,966,874	9,558,296
Total commercial loans	12,105,182	10,736,092

Real estate loans:
Commercial	48,767,729	39,918,879
One-to-four family	2,914,956	2,548,159
Total real estate loans	51,682,685	42,467,038

Construction loans (net of undisbursed funds of $3,168,000 and $5,270,500, respectively)	13,258,000	11,896,432

Consumer loans	532,498	599,293
Other loans	1,455,224	757,481
	1,987,722	1,356,774

Total loans receivable	79,033,589	66,456,336

Less:
Unearned loans fees, net	(199,433)	(209,684)
Allowance for loan losses	(1,063,454)	(987,876)

Total	$77,770,702	$65,258,776

     The activity in the allowance for loan losses, for the years ended December 31, 2009 and 2008 are summarized as follows:

	2009	2008

Beginning balance	$987,876	$927,161
Charge-offs	(556,639)	(494,788)
Recoveries	72,217	270,503
Provision	560,000	285,000

Ending balance	$1,063,454	$987,876

     Nonaccrual loans outstanding at December 31, 2009 and 2008 are summarized as follows:

	2009	2008
Nonaccrual loans:
Unsecured commercial loans	$41,037	$345,221
Commercial real estate	1,176,114	1,453,846
Construction	480,000	480,000

Total nonaccrual loans	$1,697,151	$2,279,067

	2009	2008

Interest income that would have been recorded during the year on nonaccrual loans outstanding at year-end in accordance with original terms	$108,719	$114,464

At December 31, 2009 and 2008, there were no loans 90 days past due and still accruing interest.

Nonaccrual loans includes smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The Company has not allocated specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2009.  The Company has not committed to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.

    Individually impaired loans were as follows:

	2009	2008

Year-end loans with no allocated allowance for loan losses:
Construction	$480,000	$—
Commercial real estate	820,469	—
Year-end loans with allocated allowance for loan losses:
Commercial and financial	41,037	316,775
Commercial real estate	—	145,241
	$1,341,506	$462,016

Amount of the allowance for loan losses allocated:
Commercial and financial	$8,207	$63,355
Commercial real estate	—	60,241
	$8,207	$123,596

    The following table sets forth certain information about impaired loans at December 31:

	2009	2008

Average of individually impaired loans during year	$1,371,850	$462,016

Interest income recognized during time period that loans were impaired, using cash-basis method of accounting	$—	$—

    The Company’s loan portfolios are primarily comprised of commercial and commercial real estate loans made to small businesses and individuals located in the Borough of Staten Island. As of December 31, 2009, the Company had one restructured loan in the amount of $41,037 and at December 31, 2008, the Company had no restructured loans.

5.         ACCRUED INTEREST RECEIVABLE

   Accrued interest receivable at December 31, 2009 and 2008 are summarized as follows:

	2009	2008

Loans receivable	$313,203	$253,535
Investment securities, available for sale	409,025	469,938

Total	$722,228	$723,473

6.         PREMISES AND EQUIPMENT

   Premises and equipment at December 31, 2009 and 2008 are summarized as follows:

	2009	2008

Leasehold improvements	$3,823,772	$4,238,498
Computer equipment and software	376,178	342,290
Furniture, fixtures and equipment	1,092,349	1,308,825
Other	52,697	52,697
	5,344,996	5,942,310

Less accumulated depreciation and amortization	(2,140,933)	(2,246,488)

Total	$3,204,063	$3,695,822

   Depreciation and amortization expense amounted to $665,422 and $630,692 for the years ended December 31, 2009 and 2008, respectively.

   At December 31, 2009 and 2008, the Company was obligated under five non-cancelable operating leases on property used for banking purposes.   Rental expense under these leases was $407,002 and $407,002 for the years ended December 31, 2009 and 2008, respectively.

   The projected minimum rental payments under the terms of the leases at December 31, 2009 are summarized as follows:

Year Ending
December 31,	Amount

2010	$404,951
2011	413,067
2012	420,988
2013	425,980
2014	384,187
Thereafter	1,406,153

Total	$3,455,326

7.         PREPAID AND OTHER ASSETS

   Prepaid and other assets at December 31, 2009 and 2008 are summarized as follows:

	2009	2008

Accounts receivable and other assets	$61,286	$646,276
Security deposit receivable	11,200	11,200
Prepaid assets	1,189,203	278,875
Equity securities, primarily FHLB stock	345,400	320,400
Income tax receivable	9,422	157,978
Late charges receivable	57,045	36,117

	$1,673,556	$1,450,846

8.         DEPOSITS

   Deposits are summarized, according to their original terms, at December 31, 2009 and 2008 as follows:

	2009			2008
			Weighted			Weighted
			Average			Average
	Amount	Percent	Stated Rate	Amount	Percent	Stated Rate

Checking	$70,372,448	33.36%	—%	$58,598,579	31.15%	—%
Variable-rate money market	28,124,315	13.33	0.68	22,829,789	12.14	0.71
Statement savings	15,001,936	7.11	0.34	12,412,561	6.60	0.55
Interest-bearing checking	32,501,930	15.40	0.23	17,636,154	9.38	0.30

	146,000,629	69.20	0.22	111,477,083	59.27	0.25

Time deposits:
Less than six months	17,999,752	8.53	0.91	32,788,378	17.43	1.69
Six months to one year	41,590,066	19.71	1.49	39,017,479	20.74	2.50
More than one year	5,079,310	2.41	1.84	4,517,637	2.40	3.45

	64,669,128	30.65	1.36	76,323,494	40.57	2.21

Other deposits	316,329	0.15	—	308,872	0.16	—

Total	$210,986,086	100.00%	0.57%	$188,109,449	100.00%	0.54%

   The aggregate amount of jumbo certificates of deposit with a minimum denomination of $100,000 was approximately $54,127,546 and $65,526,186 at December 31, 2009 and 2008 respectively.

   Scheduled maturities of time deposits at December 31, 2009 are as follows:

	Amount	Percent

Within six months	$51,945,231	80.32%
Six months to one year	3,447,912	5.33
Over one year to two years	6,397,000	9.89
Over two years to three years	748,000	1.16
Over three years to four years	607,000	0.94
Over four years to five years	1,523,985	2.36

Total	$64,669,128	100.00%

9.         INCOME TAXES

   The Company files consolidated federal, state and local income tax returns on a calendar-year basis.  For federal, state and local income tax purposes, the Company uses the specific charge-off method in computing its federal, state and local tax bad debt deduction.

     The basis for the determination of state and local tax is the greater of a tax on entire net income or a tax computed on taxable assets.  Federal, state and city income tax provisions were determined based on the tax computed on net income for the years ended December 31, 2009 and 2008.

    The components of the income tax expense/(benefit) for the years ended December 31, 2009 and 2008 are summarized as follows:

	2009	2008

Current:
Federal	$877,307	$1,168,969
State and local	495,714	701,229
	1,373,021	1,870,198

Deferred:
Federal	72,698	(220,421)
State and local	44,044	(133,524)
	116,742	(353,945)
	$1,489,763	$1,516,253

    The components of the deferred income tax asset/(liability), net as of December 31, 2009 and 2008 are summarized as follows:

	2009	2008

Deferred tax assets:
Deferred loan fees	$89,991	$123,680
Excess book allowance for loan losses	328,927	323,000
Other	478,914	567,894

	897,832	1,014,574
Deferred tax liabilities:
Unrealized (gain)/loss on investment securities	(1,371,416)	(488,735)

Net deferred tax asset (liability):	$(473,584)	$525,839

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

    The Company is subject to United States federal income tax, New York State income tax and New York City income tax.

    The Company is no longer subject to examination by taxing authorities for years before 2006 unless specifically directed by the taxing authorities during an audit.

    The Company’s effective tax rates differ from the statutory Federal tax rate for the years ended December 31, 2009 and 2008 and are as follows:

	2009		2008

Federal income tax provision at statutory rates	$1,126,094	34.0%	$1,172,319	34.0%
State and local taxes, net of Federal income tax benefit	356,240	11.0	383,527	11.1
Other	7,429	0.0	(39,593)	(1.1)

	$1,489,763	45.0%	$1,516,253	44.0%

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

    As of the latest notification from the FDIC, the Bank was classified as “well capitalized” under the regulatory framework for prompt corrective action.  To be categorized as “well capitalized,” the Bank must maintain Tier 1 Leverage, Tier 1 Risk-Based and minimum Total Risk-based ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.  Management believes, as of December 31, 2009, that the Bank meets all capital adequacy requirements to which it is subject.

    The Bank is subject to certain restrictions on the availability of its undistributed earnings for payment of dividends to stockholders, including prior regulatory approval.

    In accordance with the New York State Banking Law and the New York State Banking Board Regulations, the Bank credits 10% of quarterly net income to regulatory surplus and is required to do so until such time as shareholders’ equity is equal to 10% of amounts due to depositors. As of December 31, 2009, regulatory surplus equals 10% of deposits.

    The following table is the Bank’s actual capital amounts and ratios, as well as the minimum required levels for both “capital adequacy purposes” and to be considered “well capitalized”.  No deductions were made for qualitative judgments by regulators:

					To be well-capitalized
			For capital		under prompt corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2009:
Tier 1 Capital (to Average Assets)	$22,468,000	9.51%	$9,454,548	4.00%	$11,818,185	5.00%
Tier 1 Capital (to Risk Weighted Assets)	22,468,000	21.94	4,095,720	4.00	6,143,580	6.00
Total Capital (to Risk Weighted Assets)	23,531,000	22.98	8,191,440	8.00	10,239,300	10.00

					To be well-capitalized
			For capital		under prompt corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2008:
Tier 1 Capital (to Average Assets)	$22,087,000	10.45%	$8,516,543	4.00%	$10,645,678	5.00%
Tier 1 Capital (to Risk Weighted Assets)	22,087,000	24.34	3,681,128	4.00	5,521,692	6.00
Total Capital (to Risk Weighted Assets)	23,075,000	25.43	7,362,255	8.00	9,202,819	10.00

      The Company’s consolidated capital ratios as of December 31, 2009 were as follows: Tier 1 Capital to Average Assets of 9.67%; Tier 1 Capital to Risk Weighted Assets of 21.88%; and Total Capital to Risk Weighted Assets of 22.89%, which are not substantially different than the Bank’s capital ratios at December 31, 2009 and therefore are not presented separately.

11.         EMPLOYEE BENEFITS

    The Company sponsors an incentive savings plan (401(k) plan) which started March 1, 1999.  All eligible employees, who have reached the age of 21, have at least one year of service and work a minimum of 1,000 hours per year will be permitted to make tax deferred contributions up to certain limits.  The Bank may reduce or cease matching contributions if it is determined that the current or accumulated net earnings or undivided profits of the Bank are insufficient to pay the full contributions in a plan year.  The Bank contributed $128,852 to the 401(k) plan in 2009 and $126,072 in 2008.

Stock Options

    The Company has granted options pursuant to five different stock option plans. Options to buy stock are granted to directors, officers and employees under the VSB Bancorp, Inc. 2000 Incentive Plan, the 1998 Incentive Plan, the 2004 Directors’ Plan, the 2000 Directors’ Plan and the 1998 Directors’ Plan which, in the aggregate, provide for issue up to 243,750 options. Exercise price is the market price at the date of grant, and compensation expense will be recognized in the income statement over the vesting period.  The maximum option term is ten years, and the options vesting period is up to five years.

    Total compensation expense charged against income for 2009 and 2008 was $1,278 and $1,278.

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

     The stock option components of the 2000 Incentive Plan, the 1998 Incentive Plan and the 2004 Directors’ Plan, the 2000 Directors’ Plan and the 1998 Directors’ Plan, as of December 31, 2009, and changes during the year ended, consist of the following:

	2009
		Weighted
		Average	Aggregate
		Exercise	Intrinsic
	Shares	Price	Value

Options outstanding at the beginning of the year	144,914	$11.35

Granted	—	—
Canceled	(6,916)	17.41
Exercised	(21,250)	5.02

Options outstanding at the end of the year	116,748	$12.16	$(35,024)

Options exercisable at the end of the year	114,798	$12.09	$(26,404)

Weighted average remaining contractual life of options outstanding at the end of the year		3.0 Years

		Weighted Average
Nonvested Shares	Shares	Grant Date Fair Value

Nonvested at January 1, 2009	2,600	$1.18
Granted	—
Vested	650	1.18
Forfeited	—

Nonvested at December 31, 2009	1,950	$1.18

    All non-exercisable options are expected to vest.

    Information related to the stock option plan during each year follows:

	2009	2008

Intrinsic value of options exercised	$145,350	$54,230
Cash received from option exercise	$106,625	$149,600
Tax benefit realized from option exercise	$12,002	$15,259
Weighted average fair value of options exercised	$6.84	$2.32

    As of December 31, 2009, there was $3,673 of total unrecognized compensation cost related to nonvested stock options granted under the Plan.  The cost is expected to be recognized over a weighted-average period of 3 years.

    Described below is the range of exercise prices for options granted under the following option plans:

	Number of	Weighted Average	Weighted Average
Plan Description	Exercisable Shares	Exercise Price	Contractual Life
1998 Director Stock Option Plan	5,000	$4.90	1.60
1998 Incentive Stock Option Plan	5,625	8.94	4.66
2000 Director Stock Option Plan	20,000	4.75	0.40
2000 Incentive Stock Option Plan	37,373	10.66	2.33
2004 Director Stock Option Plan	48,750	17.60	4.50
All Plans	116,748	$12.16	2.99

12.      COMMITMENTS, CONTINGENCIES AND FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

    The Company is a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the financing needs of its customers.  Such financial instruments primarily include commitments to extend credit.

    A summary of these commitments and contingent liabilities, all of which are variable rate commitments, at December 31:

	2009	2008
	Amount	Amount

Commitments to fund secured construction loans	$3,168,000	$3,500,000
Commitments to fund all other commercial loans	20,794,679	22,219,911
	$23,962,679	$25,719,911

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

In accordance with FASB ASC 825, the carrying amounts and estimated fair values of financial instruments, at December 31, 2009 and December 31, 2008 are as follows:

	December 31, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial Assets:
Cash and cash equivalents	$39,716,919	$39,716,919	$21,240,223	$21,240,223
Investment securities, available for sale	113,912,404	113,912,404	120,288,588	120,288,588
Loans receivable	77,770,702	78,515,058	65,258,776	63,767,118
Other financial assets	722,228	722,228	723,473	723,473

Total Financial Assets	$232,122,253	$232,866,609	$207,511,060	$206,019,402

Financial Liabilities:
Non-interest bearing deposits	$70,688,777	$70,688,777	$58,907,451	$58,907,451
Interest bearing deposits	140,297,309	140,258,492	129,201,998	129,096,378
Other liabilities	45,695	45,695	162,731	162,731

Total Financial Liabilities	$211,031,781	$210,992,964	$188,272,180	$188,166,560

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

	Fair Value Measurements at December 31, 2009 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
Assets:
FNMA MBS - Residential	$5,040,820	$—	$5,040,820	$—

GNMA MBS - Residential	1,321,240	—	1,321,240	—
Whole Loan MBS-
Residential	1,856,893	—	1,856,893	—
Collateralized mortgage obligations	105,693,451	—	105,693,451	—
Total Available for sale Securities	$113,912,404	$—	$113,912,404	$—

	Fair Value Measurements at December 31, 2008 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)
Assets:
FNMA MBS - Residential	$6,690,594	$—	$6,690,594	$—
FHLMC MBS - Residential	37,642	—	37,642	—
GNMA MBS - Residential	1,632,790	—	1,632,790	—
Whole Loan MBS- Residential	2,559,037	—	2,559,037	—
Collateralized mortgage obligations	109,368,525	—	109,368,525	—
Total Available for sale Securities	$120,288,588	$—	$120,288,588	$—

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

 Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

Impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 3 inputs based on internally customized discounting criteria, for existing appraisals.

Fair Value Measurements at December 31, 2009 Using
Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans	$43,505	—	—	$43,505

Fair Value Measurements at December 31, 2008 Using
Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans	$85,000	—	—	$85,000

    As of December 31, 2009, we had one impaired loan with a specific reserve that was collateral dependent. Collateral dependent impaired loans, which are measured for impairment using the fair value of the collateral, had a carrying amount of $43,505.  As of December 31, 2008, we had one impaired loan with a specific reserve that was collateral dependent. Collateral dependent impaired loans, which are measured for impairment using the fair value of the collateral, had a carrying amount of $85,000, with a valuation allowance of $60,241, causing an additional provision for loan losses of $40,000 for the period.

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

15.         RELATED PARTIES

    The Bank at times has had loans, and other financial transactions, with its executive officers and directors.  At December 31, 2009, the aggregate amount of loans outstanding to directors was $91,010.  There were no loans granted to executive officers.

    The change in aggregate amount of loans outstanding to directors as of December 31, 2009 and 2008 are as follows:

	2009	2008

Beginning balance	$159,664	$192,219
Originations	81,187	84,514
Payments	(149,841)	(117,069)

Ending balance	$91,010	$159,664

    The interest income that was paid on these loans was $9,500 and $12,189 for 2009 and 2008, respectively.

    Certain officers and directors own, in the aggregate, 27.7% and 33.4% of the common shares outstanding at December 31, 2009 and 2008, respectively.

16.     CONDENSED FINANCIAL STATEMENTS OF THE PARENT COMPANY ONLY

VSB BANCORP, INC.

STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 2009 and 2008

	2009	2008
ASSETS

Cash and cash equivalents	$—	$542
Money market	297,496	496,371
Investment in subsidiaries	24,093,862	22,673,688
Deferred taxes	30,922	31,293
Other assets	78,007	20,332

Total assets	$24,500,287	$23,222,226

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Accounts payable, accrued expenses and other liabilities	$16,338	$18,459

Total liabilities	16,338	18,459

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS’ EQUITY
Common stock ($.0001 par value, 3,000,000 shares authorized, 1,945,134 issued and 1,762,191 outstanding at December 31, 2009; 1,923,884 issued and 1,882,461 outstanding at December 31, 2008)	195	192
Additional paid-in capital	9,317,719	9,200,010
Retained earnings	16,112,741	14,714,143
Treasury stock, at cost (182,943 shares at December 31, 2009 and 41,423 shares at December 31, 2008)	(1,840,249)	(395,891)
Unearned Employee Stock Ownership Plan shares	(732,672)	(901,750)
Accumulated other comprehensive gain, net of taxes of $1,371,416 and $488,735), respectively	1,626,215	587,063

Total stockholders’ equity	24,483,949	23,203,767

Total liabilities and stockholders’ equity	$24,500,287	$23,222,226

VSB BANCORP, INC.

STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008
INTEREST INCOME:
Loans receivable	$36,051	$42,815
Other interest income	4,710	70,656
Total interest income	40,761	113,471

INTEREST EXPENSE:
Subordinated debt	—	214,685
Total interest expense	—	214,685

Net interest income (loss)	40,761	(101,214)

NON-INTEREST INCOME:
Dividend income	1,500,000	2,768,723
Other	—	6,455
	1,500,000	2,775,178

NON-INTEREST EXPENSES:
Legal fees	38,000	56,000
Other	74,763	86,722
Total non-interest expenses	112,763	142,722

INCOME BEFORE INCOME TAXES	1,427,998	2,531,242

PROVISION/(BENEFIT) FROM INCOME TAXES:
Current	(49,678)	(104,725)
Deferred	371	(72,768)

Total income taxes	(49,307)	(177,493)

EQUITY IN UNDISTRIBUTED EARNINGS (LOSS), NET OF TAXES	344,972	(776,991)

NET INCOME	$1,822,277	$1,931,744

VSB BANCORP, INC.

STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,822,277	$1,931,744
Adjustments to reconcile net income to net cash used in operating activities:
Changes in operating assets and liabilities:
ESOP compensation expense	(73,431)	(71,966)
Undistributed (loss) income of subsidiaries	(344,972)	776,991
(Increase) decrease in other assets	(57,675)	23,238
Decrease/(increase) in deferred income taxes	371	(31,293)
Increase/(decrease) in accounts payable, accrued expenses, and other liabilities	34,345	(131,260)
Net cash provided by operating activities	1,380,915	2,497,454

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease in loan receivable	169,078	169,077
Net decrease/(increase) in money market deposit	198,875	3,009,039
Net cash provided by investing activities	367,953	3,178,116

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise stock option	118,627	164,859
Payment of subordinated debt	—	(5,155,000)
Return of VSB Capital Trust - common stock	—	155,000
Purchase of treasury stock, at cost	(1,444,358)	(395,891)
Payment of dividends	(423,679)	(443,996)
Net cash used in financing activities	(1,749,410)	(5,675,028)

NET INCREASE IN CASH AND CASH EQUIVALENTS	(542)	542

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	542	—

CASH AND CASH EQUIVALENTS, END OF YEAR	$—	$542

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$259,088
Income taxes	$—	$—

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

    The contribution to the ESOP was $169,078 for each of the years ended December 31, 2009 and 2008.  ESOP expense was $95,647 and $97,112, for the years ended December 31, 2009 and 2008, respectively.

    Shares held by the ESOP at December 31, 2009 and 2008 were as follows:

	2009	2008

Shares allocated to participants	56,396	47,151
Shares released to participants	(5,070)	(3,885)
Unearned shares	36,504	45,749

Total ESOP Shares	87,830	89,015
Fair value of unearned shares	$432,937	$398,931

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework as amplified by the Guidance for Smaller Public Companies. The five principal components of the Framework that management analyzed in connection with its assessment were our Control Environment, Risk Assessment, Control Activities, Information and Communication, and Monitoring.  Based on that assessment, management believes that we maintained effective internal control over financial reporting as of December 31, 2009.

This annual report does not include an audit report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Item 9B. Other Information.

    Not applicable.

 PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Incorporated by reference to pages 5 through 7 of the Proxy Statement under the caption “General Information Regarding Nominees and Our Other Directors;” page 16 of the Proxy Statement under the caption “Section 16a Beneficial Ownership Reporting Compliance;” and pages 8 and 9 of the Proxy Statement under the caption “Audit Committee.”

The Company has a Code of Ethics that applies to all officers and employees. The Code of Ethics is posted on our web site – www.victorystatebank.com – and can be found under the “Investor Relations” tab.

Item 11. Executive Compensation

    The information required by this Item is incorporated by reference to pages 11 through 14 of the Proxy Statement under the caption Compensation through and including the sub-caption “Directors Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

    The information required by this Item is incorporated by reference to page 15 of the Proxy Statement under the caption “Security Ownership of Management and Certain Beneficial Owners.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

    The information required by this Item is incorporated by reference to pages 15 through 16 of the Proxy Statement under the caption “Transactions with Directors and Officers and Their Related Interests.”

Item 14. Principal Accounting Fees and Services.

    The information required by this Item is incorporated by reference to page 24 of the Proxy Statement under the caption “Audit and Other Fees.”

Item 15. Exhibits, Financial Statement Schedules

(a) Financial Statements

(b) Exhibits

Exhibit No.	Title of Exhibit

3.1	Restated Certificate of Incorporation of VSB Bancorp, Inc.*
3.2	Bylaws of VSB Bancorp, Inc.*
10.1	VSB Bancorp, Inc. Restated 2000 Incentive Stock Option Plan*
10.2	VSB Bancorp, Inc. Restated 2000 Directors Stock Option Plan*
10.3	VSB Bancorp, Inc. Restated 1998 Incentive Stock Option Plan*
10.4	VSB Bancorp, Inc. Restated 1998 Directors Stock Option Plan*
10.5	VSB Bancorp, Inc. 2004 Directors Stock Option Plan**
10.6	Employment Agreement among Raffaele M. Branca, VSB Bancorp, Inc. and Victory State Bank***
21.	Subsidiaries of the Registrant
23.	Consent of Independent Registered Public Accounting Firm
31.1	Rule 13A-14(a)/15D-14(a) Certification of Chief Executive Officer
31.2	Rule 13A-14(a)/15D-14(a) Certification of Principal Accounting Officer
32.1	Certification by CEO pursuant to 18 U.S.C. 1350
32.2	Certification by Principal Accounting Officer pursuant to 18 U.S.C. 1350

* - previously filed as an exhibit on Form 10-KSB (File No. 0-05237) as filed with the Securities and Exchange Commission on March 26, 2008.
** - previously filed as an exhibit included in the Issuer’s proxy statement for its 2004 Annual Meeting of Stockholders on Form 14A on March 24, 2004, SEC Accession Number 0001019056-04-000401, Film Number 04685677.
*** - previously filed as exhibit on Form 8-K (File No. 0-50237) as filed with the Securities and Exchange Commission on November 16, 2007.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

VSB Bancorp, Inc.
(Registrant)
Date: March 18, 2010
	By:	/s/ Raffaele M. Branca
Raffaele M. Branca, President & CEO,
Principal Executive Officer and
Principal Financial Officer

Date: March 18, 2010		/s/ Jonathan B. Lipschitz
Jonathan B. Lipschitz
Vice President, Controller and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated below.

/s/ Raffaele M. Branca	March 18, 2010
Raffaele M. Branca, President and Chief Executive	Date
Officer and Director

/s/ Joseph J. LiBassi	March 18, 2010
Joseph J, LiBassi, Chairman of the Board	Date

/s/ Joan Nerlino Caddell	March 18, 2010
Joan Nerlino Caddell, Director	Date

/s/ Robert S. Cutrona, Sr.	March 18, 2010
Robert S. Cutrona, Sr., Director	Date

/s/ Chaim Farkas	March 18, 2010
Chaim Farkas, Director	Date

/s/ Alfred C. Johnsen	March 18, 2010
Alfred C. Johnsen, Director	Date

/s/ Robert P. Moore	March 18, 2010
Robert P. Moore, Director	Date

/s/ Carlos Perez	March 18, 2010
Carlos Perez, Director	Date

/s/ Bruno Savo	March 18, 2010
Bruno Savo, Director	Date