Form 10-Q
period 2010-03-31
VSB BANCORP INC
filed 2010-05-11
CIK 1225874

UNITED STATES
SECURITY AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20849

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD

COMMISSION FILE NUMBER 0-50237

VSB Bancorp, Inc.
(Exact name of registrant as specified in its charter)

New York
(State or other jurisdiction of incorporation or organization)

11-3680128
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
Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,“ “accelerated filer“ and “smaller reporting company“ in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☐ No ☒

Par Value: $0.0001 Class of Common Stock

The Registrant had 1,855,500 common shares outstanding as of May 5, 2010.

CROSS REFERENCE INDEX

Forward-Looking Statements

When used in this periodic report, or in any written or oral statement made by us or our officers, directors or employees, the words and phrases “will result,“ “expect,“ “will continue,“ “anticipate,“ “estimate,“ “project,“ or similar terms are intended to identify “forward-looking statements.“ A variety of factors could cause our actual results and experiences to differ materially from the anticipated results or other expectations expressed in any forward-looking statements. Some of the risks and uncertainties that may affect our operations, performance, development and results, the interest rate sensitivity of our assets and liabilities, and the adequacy of our loan loss allowance, include, but are not limited to:

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

VSB Bancorp, Inc.
Consolidated Statements of Financial Condition
(unaudited)

	March 31, 2010	December 31, 2009

Assets:
Cash and due from banks	$44,640,167	$39,716,919
Investment securities, available for sale	112,989,150	113,912,404
Loans receivable	77,997,578	78,834,156
Allowance for loan loss	(1,161,562)	(1,063,454)
Loans receivable, net	76,836,016	77,770,702
Bank premises and equipment, net	3,073,451	3,204,063
Accrued interest receivable	658,764	722,228
Other assets	1,568,403	1,673,556
Total assets	$239,765,951	$236,999,872

Liabilities and stockholders’ equity:
Liabilities:
Deposits:
Demand and checking	$69,822,290	$70,372,448
NOW	33,384,458	32,501,930
Money market	29,156,607	28,124,315
Savings	15,041,529	15,001,936
Time	64,862,522	64,669,128
Total deposits	212,267,406	210,669,757
Escrow deposits	383,412	316,329
Accounts payable and accrued expenses	2,052,126	1,529,837
Total liabilities	214,702,944	212,515,923

Stockholders’ equity:

Common stock, ($.0001 par value, 3,000,000 shares authorized, 1,945,134 issued, 1,762,191outstanding at March 31, 2010 and December 31, 2009)	195	195
Additional paid in capital	9,303,081	9,317,719
Retained earnings	16,441,421	16,112,741
Treasury stock, at cost (182,943 shares at March 31, 2010 and December 31, 2009)	(1,840,249)	(1,840,249)
Unearned Employee Stock Ownership Plan shares	(690,402)	(732,672)
Accumulated other comprehensive gain, net of taxes of $1,559,262 and $1,371,416, respectively	1,848,961	1,626,215

Total stockholders’ equity	25,063,007	24,483,949

Total liabilities and stockholders’ equity	$239,765,951	$236,999,872

See notes to consolidated financial statements.

VSB Bancorp, Inc.
Consolidated Statements of Operations
(unaudited)

	Three months	Three months
	ended	ended
	March 31, 2010	March 31, 2009
Interest and dividend income:
Loans receivable	$1,390,296	$1,330,706
Investment securities	1,162,222	1,382,619
Other interest earning assets	9,207	4,741
Total interest income	2,561,725	2,718,066
Interest expense:
NOW	39,252	26,783
Money market	62,486	60,511
Savings	11,460	13,102
Time	160,117	310,552
Total interest expense	273,315	410,948
Net interest income	2,288,410	2,307,118
Provision for loan loss	90,000	275,000
Net interest income after provision for loan loss	2,198,410	2,032,118

Non-interest income:
Loan fees	2,304	25,751
Service charges on deposits	540,701	545,862
Net rental income	11,983	11,517
Other income	46,686	30,039
Total non-interest income	601,674	613,169
Non-interest expenses:
Salaries and benefits	963,616	911,983
Occupancy expenses	363,790	379,081
Legal expense	89,521	74,649
Professional fees	66,200	77,000
Computer expense	66,955	66,800
Directors’ fees	58,950	51,100
FDIC and NYSBD assessments	94,000	75,500
Other expenses	300,344	316,350
Total non-interest expenses	2,003,376	1,952,463
Income before income taxes	796,708	692,824
Provision/(benefit) for income taxes:
Current	442,310	425,850
Deferred	(77,824)	(106,077)
Total provision for income taxes	364,486	319,773
Net income	$432,222	$373,051
Earnings per share:
Basic	$0.25	$0.21

Diluted	$0.25	$0.20

Comprehensive income	$654,968	$1,274,942

Book value per common share	$14.22	$13.08

See notes to consolidated financial statements.

VSB Bancorp, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
Year Ended December 31, 2009 and Three Months Ended March 31, 2010
(unaudited)

							Accumulated
	Number of		Additional		Treasury	Unearned	Other	Total
	Common	Common	Paid-In	Retained	Stock,	ESOP	Comprehensive	Stockholders’
	Shares	Stock	Capital	Earnings	at cost	Shares	Gain	Equity

Balance at January 1, 2009	1,882,461	$192	$9,200,010	$14,714,143	$(395,891)	$(901,750)	$587,063	$23,203,767

Exercise of stock option, including tax benefit	21,250	3	118,624					118,627
Stock-based compensation			1,278					1,278
Amortization of earned portion of ESOP common stock						169,078		169,078
Amortization of cost over fair value - ESOP			(2,193)					(2,193)
Cash dividends declared ($0.24 per share)				(423,679)				(423,679)
Purchase of treasury stock, at cost	(141,520)				(1,444,358)			(1,444,358)
Comprehensive income:
Net income				1,822,277				1,822,277
Other comprehensive income, net:
Change in unrealized gain on securities available for sale, net of tax effects	—	—	—	—	—	—	1,039,152	1,039,152
Total comprehensive income								2,861,429

Balance at December 31, 2009	1,762,191	$195	$9,317,719	$16,112,741	$(1,840,249)	$(732,672)	$1,626,215	$24,483,949

Stock-based compensation			1,944					1,944
Amortization of earned portion of ESOP common stock						42,270		42,270
Amortization of cost over fair value - ESOP			(16,582)					(16,582)
Cash dividends declared ($0.06 per share)				(103,542)				(103,542)
Comprehensive income:
Net income				432,222				432,222
Other comprehensive income, net:
Change in unrealized gain on securities available for sale, net of tax effects	—	—	—	—	—	—	222,746	222,746
Total comprehensive income								654,968

Balance at March 31, 2010	1,762,191	$195	$9,303,081	$16,441,421	$(1,840,249)	$(690,402)	$1,848,961	$25,063,007

See notes to consolidated financial statements.

VSB Bancorp, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	Three months	Three months
	ended	ended
	March 31, 2010	March 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$432,222	$373,051
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	152,206	170,554
Accretion of income, net of amortization of premium	8,770	(15,347)
ESOP compensation expense	25,688	19,704
Stock-based compensation expense	1,944	320
Provision for loan losses	90,000	275,000
Decrease in prepaid and other assets	105,153	240,150
Decrease in accrued interest receivable	63,464	3,283
Increase in deferred income taxes	(77,824)	(241,086)
Increase in accrued expenses and other liabilities	412,267	366,439
Net cash provided by operating activities	1,213,890	1,192,068

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease/(increase) in loan receivable	868,869	(2,780,229)
Proceeds from repayment and calls of investment securities, available for sale	10,242,054	7,343,401
Purchases of investment securities, available for sale	(8,941,161)	(5,799,823)
Purchases of premises and equipment, net	(21,594)	(58,961)
Net cash provided by/(used in) investing activities	2,148,168	(1,295,612)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	1,664,732	8,923,103
Purchase of treasury stock, at cost	—	(462,972)
Cash dividends paid	(103,542)	(106,867)
Net cash provided by financing activities	1,561,190	8,353,264

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,923,248	8,249,720

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	39,716,919	21,240,223

CASH AND CASH EQUIVALENTS, END OF PERIOD	$44,640,167	$29,489,943

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$302,984	$555,899
Taxes	$86,725	$68,850

See notes to consolidated financial statements.

VSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)

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

Cash and Cash Equivalents – Cash and cash equivalents consists of cash on hand, due from banks and interest-bearing deposits. Net cash flows are reported for customer loan and deposit transactions and interest-bearing deposits with original maturities of 90 days or less. Regulation D of the Board of Governors of the Federal Reserve System requires that Victory State Bank maintain interest-bearing deposits or cash on hand as reserves against its demand deposits. The amount of reserves which Victory State Bank is required to maintain depends upon its level of transaction accounts. During the fourteen day period from March 25, 2010 through April 7, 2010, Victory State Bank was required to maintain reserves, after deducting vault cash, of $3,605,000. Reserves are required to be maintained on a fourteen day basis, so, from time to time, Victory State Bank may use available cash reserves on a day to day basis, so long as the fourteen day average reserves satisfy Regulation D requirements. Victory State Bank is required to report transaction account levels to the Federal Reserve on a weekly basis.

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

The Company considers a loan to be impaired when, based on current information, it is probable that the Company will be unable to collect all principal and interest payments due according to the contractual terms of the loan agreement. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Impairment is measured on a loan by loan basis for commercial and construction loans. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral. The fair value of the collateral, as reduced by costs to sell, is utilized if a loan is collateral dependent. Loans with modified terms that the Company would not normally consider, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired. Large groups of smaller balance homogeneous loans, such as consumer loans and residential loans, are collectively evaluated for impairment.

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

        Basic and Diluted Net Income Per Common Share - Basic net income per share of common stock is based on 1,725,522 shares and 1,807,984 shares, the weighted average number of common shares outstanding for the three months ended March 31, 2010 and 2009, respectively. Diluted net income per share of common stock is based on 1,744,620 and 1,830,651, the weighted average number of common shares and potentially dilutive common shares outstanding for the three months ended March 31, 2010 and 2009, respectively. The weighted average number of potentially dilutive common shares excluded in calculating diluted net income per common share due to the anti-dilutive effect is 34,120 and 75,758 shares for the three months ended March 31, 2010 and 2009, respectively. Common stock equivalents were calculated using the treasury stock method.

The reconciliation of the numerators and the denominators of the basic and diluted per share computations for the three months ended March 31, are as follows:

Reconciliation of EPS	Three months ended March 31, 2010			Three months ended March 31, 2009
	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount

Basic earnings per common share
Net income available to common stockholders	$432,222	1,725,522	$0.25	$373,051	1,807,984	$0.21

Effect of dilutive shares
Weighted average shares, if converted		19,098			22,667

Diluted earnings per common share
Net income available to common stockholders	$432,222	1,744,620	$0.25	$373,051	1,830,651	$0.20

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

Stock Repurchase Programs - On September 8, 2008, the Company announced that its Board of Directors had authorized a Rule 10b5-1 stock repurchase program for the repurchase of up to 100,000 shares of the Company’s common stock. On April 21, 2009, the Company announced that its Board of Directors had authorized a second Rule 10b5-1 stock repurchase program for the repurchase of up to an additional 100,000 shares of the Company’s common stock. At March 31, 2010, the Company had repurchased a total of 182,943 shares of its common stock under these stock repurchase programs. Stock repurchases under the program have and will be accounted for using the cost method, in which the Company will reflect the entire cost of repurchased shares as a separate reduction of stockholders’ equity on its balance sheet.

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

On June 29, 2009, the FASB issued FASB Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – A Replacement of FASB Statement No. 162, which is now ASC 105. With the issuance of this statement, the FASB Accounting Standards CodificationTM (Codification) became the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification became nonauthoritative. The issuance of the Codification is not intended to change GAAP. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this standard did not have a material impact on the Company’s results of operations or financial position.

In August 2009, the FASB issued Accounting Standards Update (ASU) 2009-05, “Measuring Liabilities at Fair Value”, as a subset of Topic 820 – “Fair Value Measurements and Disclosure”. Among other clarifying points, ASU 2009-05 provides clarification that in circumstance in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: (1) The quoted price of the identical liability when traded as an asset, (2) Quoted prices for similar liabilities or similar liabilities when traded as assets, or (3) Another valuation technique that is consistent with the principles of Topic 820 such as an income approach or market approach. The ASU was effective as of September 30, 2009. The adoption of this standard did not have a material impact on the Company’s results of operations or financial position.

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

Recently Issued but Not Yet Effective Standards - In January 2010, the FASB issued guidance to improve disclosure requirements related to fair value measurements and disclosures. The guidance requires that a reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers and that activity in Level 3 should be presented on a gross basis rather than one net number for information about purchases, issuances, and settlements. The guidance also requires that a reporting entity should provide fair value measurement disclosures for each class of assets and liabilities and about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. This guidance is effective for interim and annual reporting periods beginning after December 31, 2009 except for the roll forward of activity in Level 3 which is effective for interim and annual reporting periods beginning after December 31, 2010. Adopting this pronouncement did not have a material effect on the results of operations or financial condition of the Company.

3. INVESTMENT SECURITIES, AVAILABLE FOR SALE

The following table summarizes the amortized cost and fair value of the available-for-sale investment securities portfolio at March 31, 2010 and December 31, 2009 and the corresponding amounts of unrealized gains and losses therein:

	March 31, 2010
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

FNMA MBS - Residential	$4,693,683	$192,628	$—	$4,886,311
GNMA MBS - Residential	1,227,408	66,356	—	1,293,764
Whole Loan MBS - Residential	1,703,238	32,036	—	1,735,274
Collateralized mortgage obligations	101,956,598	3,244,389	(127,186)	105,073,801
	$109,580,927	$3,535,409	$(127,186)	$112,989,150

	December 31, 2009
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

FNMA MBS - Residential	$4,855,213	$185,607	$—	$5,040,820
GNMA MBS - Residential	1,265,428	55,812	—	1,321,240
Whole Loan MBS - Residential	1,860,603	15,135	(18,845)	1,856,893
Collateralized mortgage obligations	102,933,529	3,085,224	(325,302)	105,693,451
	$110,914,773	$3,341,778	$(344,147)	$113,912,404

        There were no sales of investment securities for the three months ended March 31, 2010 and the year ended December 31, 2009.

The amortized cost and fair value of the investment securities portfolio are shown by expected maturity. Expected maturities may differ from contractual maturities, especially for collateralized mortgage obligations, if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2010
Securities, Available for Sale	Amortized	Fair
Expected Maturity	Cost	Value

Less than one year	$—	$—
Due after one year through five years	4,044,070	4,204,744
Due after five years through ten years	37,797,063	39,457,122
Due after ten years	67,739,794	69,327,284
	$109,580,927	$112,989,150

The following table summarizes the investment securities with unrealized losses at March 31, 2010 and December 31, 2009 by aggregated major security type and length of time in a continuous unrealized loss position:

March 31, 2010	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

FNMA MBS	$—	$—	$—	$—	$—	$—
GNMA MBS	—	—	—	—	—	—
Whole Loan MBS	—	—	—	—	—	—
Collateralized mortgage obligations	10,401,975	(109,296)	1,276,720	(17,890)	11,678,695	(127,186)
	$10,401,975	$(109,296)	$1,276,720	$(17,890)	$11,678,695	$(127,186)

December 31, 2009	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

FNMA MBS	$—	$—	$—	$—	$—	$—
GNMA MBS	—	—	—	—	—	—
Whole Loan MBS	—	—	433,666	(18,845)	433,666	(18,845)
Collateralized mortgage obligations	10,036,242	(280,961)	1,750,950	(44,341)	11,787,192	(325,302)
	$10,036,242	$(280,961)	$2,184,616	$(63,186)	$12,220,858	$(344,147)

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

At March 31, 2010, the unrealized loss on investment securities was caused by interest rate increases. We expect that these securities, at maturity, will not be settled for less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the securities and it is not more likely than not the Company will be required to sell the securities before recovery of the amortized cost basis less any current-period loss, these investments are not considered other-than-temporarily impaired. At March 31, 2010, there were no debt securities with unrealized losses with aggregate depreciation of 5% or more from the Company’s amortized cost basis.

Securities pledged had a carrying amount of $58,283,802 and $54,199,477 at March 31, 2010 and December 31, 2009, respectively and were pledged to secure public deposits and balances in excess of the deposit insurance limit on certain customer accounts.

4. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of FASB ASC 820, “Financial Instruments”. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

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

The carrying amounts and estimated fair values of financial instruments, at March 31, 2010 and December 31, 2009 are as follows:

	March 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets:
Cash and cash equivalents	$44,640,167	$44,640,167	$39,716,919	$39,716,919
Investment securities, available for sale	112,989,150	112,989,150	113,912,404	113,912,404
Loans receivable	76,836,016	77,822,706	77,770,702	78,515,058
Other financial assets	658,764	658,764	722,228	722,228

Total Financial Assets	$235,124,097	$236,110,787	$232,122,253	$232,866,609

Financial Liabilities:
Non-interest bearing deposits	$70,205,702	$70,205,702	$70,688,777	$70,688,777
Interest bearing deposits	142,445,116	142,333,430	140,297,309	140,258,492
Other liabilities	16,874	16,874	45,695	45,695

Total Financial Liabilities	$212,667,692	$212,556,006	$211,031,781	$210,992,964

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

	Fair Value Measurements at March 31, 2010 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	March 31,	Identical Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
Assets:
FNMA MBS - Residential	$4,886,311	$—	$4,886,311	$—
GNMA MBS - Residential	1,293,764	—	1,293,764	—
Whole Loan MBS - Residential	1,735,274	—	1,735,274	—
Collateralized mortgage obligations	105,073,801	—	105,073,801	—
Total Available for sale Securities	$112,989,150	$—	$112,989,150	$—

	Fair Value Measurements at December 31, 2009 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
Assets:
FNMA MBS - Residential	$5,040,820	$—	$5,040,820	$—
GNMA MBS - Residential	1,321,240	—	1,321,240	—
Whole Loan MBS - Residential	1,856,893	—	1,856,893	—
Collateralized mortgage obligations	105,693,451	—	105,693,451	—
Total Available for sale Securities	$113,912,404	$—	$113,912,404	$—

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

There were no collateral dependent impaired loans with an allowance allocated at March 31, 2010 and December 31, 2009.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition at March 31, 2010

Total assets were $239,765,951 at March 31, 2010, an increase of $2,766,079 or, 1.2%, from December 31, 2009. The increase resulted from the investment of funds available to us as the result of an increase in deposits. The deposit increase was caused generally by our efforts to grow our franchise and specifically by the deposit increases at our branch offices. We invested these funds primarily in cash and cash equivalents. The net increase in assets can be summarized as follows:

●	A $4,923,248 net increase in cash and cash equivalents, partially offset by
●	A $923,254 net decrease in investment securities available for sale and
●	A $934,686 net decrease in net loans receivable.

In addition to these changes in major asset categories, we also experienced changes in other asset categories due to normal fluctuations in operations.

Our deposits (including escrow deposits) were $212,650,818 at March 31, 2010, an increase of $1,664,732 or 0.79%, from December 31, 2009. The increase in deposits resulted from increases of $1,032,292 in money market accounts, $882,528 in NOW accounts, $193,394 in time deposits, $67,083 in escrow deposits and $39,593 in savings accounts, partially offset by a decrease of $550,158 in non-interest demand deposits.

Total stockholders’ equity was $25,063,007 at March 31, 2010, an increase of $579,058 from December 31, 2009. The increase reflected (i) net income of $432,222 for the three months ended March 31, 2010, (ii) an increase in the net unrealized gain on securities available for sale of $222,746 reflecting the positive effect of low market interest rates on the fair value of our securities portfolio and (iii) a reduction of $42,270 in Unearned ESOP shares reflecting the gradual payment of the loan we made to fund the ESOP’s purchase of our stock. These increases were partially offset by $103,542 of dividends paid, representing a $0.06 per share cash dividend for the first quarter of 2010.

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

The Current Economic Turmoil

The economy in the United States, including the economy in Staten Island, was and may still be in a recession. Although some analysts report that the economy is recovering, the extent and speed of the recovery is far from clear. There is substantial stress on many financial institutions and financial products. The federal government has intervened by making hundreds of billions of dollars in capital contributions to the banking industry. We draw a substantial portion of our customer base from local businesses, especially those in the building trades and related industries. Our customers are already being adversely affected by the economic downturn, and if adverse conditions in the local economy continue, it will become more difficult for us to conduct prudent and profitable business in our community.

Making permanent residential mortgage loans is not a material part of our business, and our investments in mortgage-backed securities and collateralized mortgage obligations have been made with a view towards avoiding the types of securities that are backed by low quality mortgage-related assets. However, one of the primary focuses of our local business is receiving deposits from, and making loans to, businesses involved in the construction and building trades industry on Staten Island. Construction loans represented a significant component of our loan portfolio, reaching 39.8% of total loans at year end 2005. As we monitored the economy and the strength of the local construction industry, we elected to reduce our portfolio of construction loans. By March 31, 2010, the percentage had declined to 17.5%. However, developers and builders provide not only a source of loans, but they also provide us with deposits and other business. If the weakness in the economy continues or worsens, then that could have a substantial adverse effect on our customers and potential customers, making it more difficult for us to find satisfactory loan opportunities and low-cost deposits. This could compel us to invest in lower yielding securities instead of higher-yielding loans and could also reduce low cost funding sources such as checking accounts and require that we replace them with higher cost deposits such as time deposits. Either or both of those shifts could reduce our net income.

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

Our FDIC regular insurance premium was $79,563 in the first quarter of 2010 compared to $30,047 in the first quarter of 2009, an increase of 164.8%. In contrast, the level of deposits, on which the FDIC insurance premium is based, increased only 12.2%. In 2009, the FDIC announced an increase in deposit insurance premiums so institutions like our Bank, even though we are in the lowest regulatory risk category, will be subject to an assessment rate between seven (7) and twelve (12) basis points per annum, which is higher than the assessment rate in 2008 of from five (5) to seven (7) basis points. Additionally, the FDIC imposed a 5 basis point special assessment, based on June 30, 2009 total assets net of Tier 1 capital, that we paid on September 30, 2009. The special assessment amounted to $101,950 and we accrued it prior to the quarter in which it was paid because it was based upon assets at June 30. The increase in the assessment rate and the special assessment had significantly increased our deposit insurance expense in 2009. The FDIC also required that FDIC-insured banks prepay, in a lump sum that was paid at the end of 2009, their entire projected FDIC premium assessment through the end of 2012. The prepaid amount is expensed for financial reporting purposes gradually each quarter during the prepayment period. If our actual FDIC assessment during that period is less than the amount we prepay, the excess prepayment will be applied to future premiums we owe, and any excess prepayment remaining on December 31, 2014 would be refunded to us. Although the prepayment had no direct income statement effect when made, it reduced the funds we had available for investment in interest-earning assets because the FDIC will not pay interest on the prepayment.

Possible Adverse Effects on Our Net Income Due to Fluctuations in Market Rates

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

In general, the interest rates we pay on deposits adjust more slowly than the interest rates we earn on loans because our loan portfolio consists primarily of loans with interest rates that fluctuate based upon the prime rate. In contrast, although many of our deposit categories have interest rates that could adjust immediately, such as interest checking accounts and savings accounts, changes in the interest rates on those accounts are at our discretion. Thus, the rates on those accounts, as well as the rates we pay on certificates of deposit, tend to adjust more slowly. As a result, the declines in market interest rates that occurred through the end of 2008 initially had an adverse effect on our net income because the yields we earn on our loans declined more rapidly than our cost of funds. However, many of our prime-based loans had minimum interest rates, or floors, below which the interest rate does not decline despite further decreases in the prime rate. As our loans reached their interest rate floors, our loan yields stabilized while our deposit costs continued to decline. This had a positive effect on our net interest income. When market interest rates begin increasing, which we expect will occur at some point in the future, we anticipate an initial adverse effect on our net income. We anticipate that this will occur because our deposit rates should begin to rise, while loan yields remain relatively steady until the prime rate increases sufficiently that our loans begin to reprice above their interest rate floors. Once our loan rates exceed the interest rate floors, increases in market interest rates should increase our net interest income because our cost of deposits should probably increase more slowly than the yields on our loans. However, customer preferences and competitive pressures may negate this positive effect because customers may choose to move funds into higher-earning deposit types as higher interest rates make them more attractive, or competitors offer premium rates to attract deposits. We also have a substantial portfolio of investment securities with fixed rates of interest, most of which are mortgage-backed securities with an estimated average life of not more than 5 years.

Results of Operations for the Three Months Ended March 31, 2010 and March 31, 2009

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

General. We had net income of $432,222 for the quarter ended March 31, 2010, compared to net income of $373,051 for the comparable quarter in 2009. The principal categories which make up the 2010 net income are:

●	Interest income of $2,561,725
●	Reduced by interest expense of $273,315
●	Reduced by a provision for loan losses of $90,000
●	Increased by non-interest income of $601,674
●	Reduced by non-interest expense of $2,003,376
●	Reduced by income tax expense of $364,486

We discuss each of these categories individually and the reasons for the differences between the quarters ended March 31, 2010 and 2009 in the following paragraphs.

Interest Income. Interest income was $2,561,725 for the quarter ended March 31, 2010, compared to $2,718,066 for the quarter ended March 31, 2009, a decrease of $156,341, or 5.8%. There were two principal reasons for the decline. First, a $6.4 million decrease in average balance in investment securities between the periods coupled with a decline in market interest rates, was the primary cause of $220,397 decline in interest income on investment securities. Second, the increase in the average balance of other interest-earning assets shifted our asset mix toward our lowest interest-earning asset category due to our decision to become more liquid to provide increased flexibility in the event of an interest rate increase. On the positive side, interest income on loans increased by $59,590.

During the quarter ended March 31, 2010, loans, our highest-yielding asset category, had an $11,806,660 increase in average balance from the quarter ended March 31, 2009 to the quarter ended March 31, 2010, partially offset by a 47 basis point drop in our loan yield. A major contributor to the 47 basis point drop in our loan yield was a $5.2 million increase in our non-performing loans from yearend 2009. The interest rate floors on our loans have helped to stabilize interest income from the loan portfolio, but these floors also have the effect of limiting increases in our income until the prime rate rises above 6%.

We experienced a 52 basis point decrease in the average yield on our investment securities portfolio, from 4.61% to 4.09%, due to the purchase of new investment securities at lower market rates than the yields on the principal paydowns we received. The average balance of our investment portfolio decreased by $6,431,776, or 5.28%, between the periods. The investment securities portfolio represented 78.3% of average non-loan interest earning assets in the 2010 period compared to 86.8% in the 2009 period as we deliberately limited our investment of available funds in investment securities due to the low yields available to us in the quarter ended March 31, 2010 and our desire to avoid locking in those low yields for long periods.

The average yield on other interest earning assets (principally overnight investments) increased 2 basis points from 0.10% for the quarter ended March 31, 2009 to 0.12% for the quarter ended March 31, 2010 and we had an increase in average balance of other interest earning assets of $13,460,004 from the quarter ended March 31, 2009 to the quarter ended March 31, 2010. This increase in average balance occurred because we chose to invest the excess proceeds from our deposit growth into overnight investments as a tool to increase our liquidity in a volatile market and to help establish a buffer for when market interest rates begin to rise.

Interest Expense. Interest expense was $273,315 for the quarter ended March 31, 2010, compared to $410,948 for the quarter ended March 31, 2009, a decrease of $137,633 or 33.5%. The decrease was primarily the result of a reduction in the rates we paid on deposits, principally on time deposits, reflecting a 67 basis point decrease in the cost of time deposits between the periods, due to a general decline in market interest rates. As a result, our average cost of funds, excluding the effect of interest-free demand deposits, decreased to 0.79% from 1.28% between the periods.

Net Interest Income Before Provision for Loan Losses. Net interest income before the provision for loan losses was $2,288,410 for the quarter ended March 31, 2010, a decrease of $18,708, or 0.8% over the $2,307,118 in the comparable 2009 period. The decrease was primarily due to the decline in the average yield on interest earning assets of 59 basis points, from the quarter ended March 31, 2009 to the quarter ended March 31, 2010, which was partially offset by the reduction in our cost of funds of 49 basis points from the same period. Our interest rate spread decreased 10 basis points to 3.79% for the quarter ended March 31, 2010 from 3.89% in the same period of 2009. The spread declined because our lowest yielding assets, overnight investments, were a larger percentage of the earning asset mix in 2010.

Our net interest margin decreased to 4.09% for the quarter ended March 31, 2010 from 4.37% in the same period of 2009. The interest rate margin decreased because the proceeds from payments on investment securities were reinvested at lower rates because of the dramatic decline in market interest rates. The margin is higher than the spread because it takes into account the effect of interest free demand deposits and capital. However, the average margin declined more rapidly than the spread because those interest free sources of funds are less valuable during periods of low market interest rates because we are able to invest them in lower average yielding assets. In addition, we shifted more marginal, excess funds not needed to fund loans into overnight investments rather than purchasing investment securities to position ourselves to better address an increase in market interest rates that many experts are predicting will occur in the foreseeable future.

Provision for Loan Losses. We took a provision for loan losses of $90,000 for the quarter ended March 31, 2010 compared to a provision for loan losses of $275,000 for the quarter ended March 31, 2009. The $185,000 decrease in the provision was due to a lower level of charge-offs in the 2010 period, which totaled $16,286 for the quarter ended March 31, 2010 as compared to $350,023 in the same period in 2009. We are aggressively collecting these charged-off loans in an effort to recover the amounts charged off whenever we believe that collection efforts are likely to be fruitful.

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

        Although management uses available information to assess the appropriateness of the allowance on a quarterly basis in consultation with outside advisors and the board of directors, changes in national or local economic conditions, the circumstances of individual borrowers, or other factors, may change, increasing the level of problem loans and requiring an increase in the level of the allowance. The allowance for loan losses represented 1.49% of total loans at March 31, 2010. There can be no assurance that a higher level, or a higher provision for loan losses, will not be necessary in the future.

Non-interest Income. Non-interest income was $601,674 for the quarter ended March 31, 2010, compared to $613,169 during the same period last year. The $11,495, or 1.9%, decrease in non-interest income was a direct result of normal fluctuations in retail banking transactions and the fees derived from them, such as insufficient funds fees, in 2010. Loan fees decreased as an increase in non-accrual loans during the 2010 period required that we reverse more loan late fees.

Non-interest Expense. Non-interest expense was $2,003,376 for the quarter ended March 31, 2010, compared to $1,952,463 for the quarter ended March 31, 2009, an increase of $50,913 or 2.6%. The principal shifts in the individual categories were:

●	$51,633 increase in salaries and benefits due to higher related benefit costs and increased salary and benefits due to normal raises;
●	$18,500 increase in FDIC and NYSBD assessments due to an increase in the FDIC assessment rate and assessment base over the prior year; and
●	$14,872 increase in legal expense primarily due to increased collection costs.

We had reduction in some non-interest expense categories such as occupancy, professional fees and other expenses that helped offset some on the overall increase in our non-interest expense.

Income Tax Expense. Income tax expense was $364,486 for the quarter ended March 31, 2010, compared to income tax expense of $319,773 for the same period ended 2009. The increase in income tax expense was due to the $103,884 increase in income before income taxes in the 2010 period. Our effective tax rate for the quarter ended March 31, 2010 was 45.7% and for the quarter ended March 31, 2009 was 46.2%.

VSB Bancorp, Inc.
Consolidated Average Balance Sheets
(unaudited)

	Three Months Ended March 31, 2010				Three Months Ended March 31, 2009
	Average			Yield/	Average			Yield/
	Balance		Interest	Cost(1)	Balance		Interest	Cost(1)

Assets:
Interest-earning assets:
Loans receivable	$79,657,521		$1,390,296	7.08%	$67,850,861		$1,330,706	7.55%
Investment securities, afs	115,269,647		1,162,222	4.09	121,701,423		1,382,619	4.61
Other interest-earning assets	31,983,896		9,207	0.12	18,523,892		4,741	0.10
Total interest-earning assets	226,911,064		2,561,725	4.58	208,076,176		2,718,066	5.17

Non-interest earning assets	9,146,946				5,518,760
Total assets	$236,058,010				$213,594,936

Liabilities and equity:
Interest-bearing liabilities:
Savings accounts	$14,964,564		11,460	0.31	$12,717,607		13,102	0.42
Time accounts	64,468,177		160,117	1.01	75,067,561		310,552	1.68
Money market accounts	29,005,089		62,486	0.87	23,432,674		60,511	1.05
Now accounts	32,725,644		39,252	0.49	18,498,973		26,783	0.59
Total interest-bearing liabilities	141,163,474		273,315	0.79	129,716,815		410,948	1.28
Checking accounts	67,545,187				58,806,306
Escrow deposits	419,279				428,070
Total deposits	209,127,940				188,951,191
Other liabilities	1,929,055				1,281,238
Total liabilities	211,056,995				190,232,429
Equity	25,001,015				23,362,507
Total liabilities and equity	$236,058,010				$213,594,936

Net interest income/net interest rate spread			$2,288,410	3.79%			$2,307,118	3.89%

Net interest earning assets/net interest margin	$85,747,590			4.09%	$78,359,361			4.37%

Ratio of interest-earning assets to interest-bearing liabilities	1.61	x			1.60	x

Return on Average Assets (1)	0.74%				0.64%
Return on Average Equity (1)	7.01%				5.85%
Tangible Equity to Total Assets	10.45%				10.75%

(1) Annualized.

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

During the three months ended March 31, 2010, we had a net increase in total deposits of $1,664,732 due to increases of $1,032,292 in money market accounts, $882,528 in NOW accounts, $193,394 in time deposits, $67,083 in escrow deposits and $39,593 in savings accounts, partially offset by a decrease of $550,158 in non-interest demand deposits. We also received proceeds from repayment of investment securities of $10,242,054. We used $8,941,161 of available funds to purchase new investment securities and we had a net loan decrease of $868,869. These changes resulted in an overall increase in cash and cash equivalents of $4,923,248.

In contrast, during the three months ended March 31, 2009, we had a net increase in total deposits of $8,923,103 due to increases of $16,828,064 in NOW accounts, $1,706,632 in non-interest demand deposits, $1,233,673 in savings accounts and $975,623 in money market accounts, partially offset by a decrease of $11,820,889 in time deposits. We also received proceeds from repayment of investment securities of $7,343,401. We used $5,799,823 of available funds to purchase new investment securities and we had a net loan increase of $2,780,229. These changes resulted in an overall increase in cash and cash equivalents of $8,249,720.

At March 31, 2010, cash and cash equivalents represented 19% of total assets. We anticipate, based upon historical experience that these funds, combined with cash inflows we anticipate from payments on our loan and investment securities portfolios, will be sufficient to fund loan growth and unanticipated deposit outflows. As a secondary source of liquidity, at March 31, 2010 we had $113 million of investment securities classified available for sale. The disposition of these securities prior to maturity is an option available to us in the event, which we believe is unlikely, that our primary sources of liquidity and expected cash flows are insufficient to meet our need for funds. Additionally, we have the ability to borrow funds at the Federal Home Loan Bank of New York and the Federal Reserve Bank of New York using securities in our investment portfolio as collateral if the need arises. Based upon our assets size and the amount of our securities portfolio that qualifies as eligible collateral, we had more than $61.6 million of unused borrowing capability from the FHLBNY at March 31, 2010. Victory State Bank also has a $2 million unsecured credit facility with Atlantic Central Bankers Bank, which the Bank has not drawn upon. We do not anticipate a need for additional capital resources and do not expect to raise funds through a stock offering in the near future. As a result of our strong capital resources and available liquidity, we did not apply for or participate in the Treasury Departments TARP Capital Purchase Program. We have sufficient resources to allow us to continue to make loans as appropriate opportunities arise without having to rely on government funds to support our lending activities.

Victory State Bank satisfied all capital ratio requirements of the Federal Deposit Insurance Corporation at March 31, 2010, with a Tier I Leverage Capital ratio of 9.71%, a ratio of Tier I Capital to Risk-Weighted Assets ratio of 22.74%, and a Total Capital to Risk-Weighted Assets ratio of 23.89%.

VSB Bancorp, Inc. satisfied all capital ratio requirements of the Federal Reserve at March 31, 2010, with a Tier I Leverage Capital ratio of 9.83%, a ratio of Tier I Capital to Risk-Weighted Assets ratio of 23.71%, and a Total Capital to Risk-Weighted Assets ratio of 24.75%.

The following table sets forth our contractual obligations and commitments for future lease payments, time deposit maturities and loan commitments.

Contractual Obligations and Commitments at March 31, 2010

Contractual Obligations	Payment due by Period
	Less than	One to three	Four to five	After	Total Amounts
	One Year	years	years	five years	committed

Minimum annual rental payments under non-cancelable operating leases	$406,866	$838,256	$794,095	$1,315,761	$3,354,978
Remaining contractual maturities of time deposits	60,645,728	1,460,835	2,755,959	—	64,862,522
Total contractual cash obligations	$61,052,594	$2,299,091	$3,550,054	$1,315,761	$68,217,500

Other commitments	Amount of commitment Expiration by Period
	Less than	One to three	Four to five	After	Total Amounts
	One Year	years	years	five years	committed

Loan commitments	$22,421,261	$4,488,504	$—	$—	$26,909,765

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

Non-Performing Loans

Management closely monitors non-performing loans and other assets with potential problems on a regular basis. We had sixteen non-performing loans, totaling $6,882,873, at March 31, 2010, compared to ten non-performing loans, totaling $1,697,151, at December 31, 2009. We believe that the increase was the result of the effect of adverse economic conditions on some of our borrowers. The following is information about the eight largest non-performing loans, totaling $5,907,290 in outstanding principal balance at March 31, 2010. Management believes it has taken appropriate steps with a view towards maximizing recovery and minimizing loss on these loans.

●
$2,450,326 in two loans to a retail business, which are fully secured by commercial real estate collateral. We have entered into a modified repayment arrangement with the borrower and we have obtained confessions of judgment. We have collected a large portion of their arrears and the borrowers have agreed to pay all remaining arrears over the upcoming year. We maintain the personal guaranties of the principals on these loans.

●
$2,200,000 in two residential mortgage loans that are fully collateralized. We have entered into modified repayment arrangements with the borrowers and we have obtained confessions of judgment. We have collected a large portion of their arrears and the borrowers have agreed to pay all remaining arrears over the upcoming year.

●
$859,968 in three construction loans to a builder secured and cross-collateralized by first mortgage liens on three lots in Staten Island on which single-family houses are near completion. The loans are past maturity and we commenced foreclosure actions in 2008. The foreclosure sale was held in January 2010 and the Bank was the successful bidder. We have an agreement with a builder to assign our bid to the builder upon the payment to us of an amount sufficient to exceed the value of the loans on our books, and thus we will not record any loss upon the foreclosure sale and the subsequent assignment of our bid to the builder. The loans remain classified as non-performing loans at March 31, 2010 because the delivery of the deed in the foreclosure sale had not yet occurred by that date.

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

Item 4 –Controls and Procedures

Evaluation of Disclosure Controls and Procedures: As of March 31, 2010, we undertook an evaluation of our disclosure controls and procedures under the supervision and with the participation of Raffaele M. Branca, President, CEO and CFO and Jonathan B. Lipschitz, Vice President and Controller. Disclosure controls are the systems and procedures we use that are designed to ensure that information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934 (such as annual reports on Form 10-K and quarterly periodic reports on Form 10-Q) is recorded, processed, summarized and reported, in a manner which will allow senior management to make timely decisions on the public disclosure of that information. Mr. Branca concluded that our current disclosure controls and procedures are effective in ensuring that such information is (i) collected and communicated to senior management in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Since our last evaluation of our disclosure controls, we have not made any significant changes in, or taken corrective actions regarding, either our internal controls or other factors that could significantly affect those controls.

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

Part II

Item 1 – Legal Proceedings

        In the legal action pending in Supreme Court, Richmond County, commenced by IndyMac Bank, F.S.B. against the Bank, LaMattina & Associates, Inc. and others which was described in the report on Form 10-K for the company for the year ended December 31, 2009, the Bank made a motion for summary judgment and the oral arguments on the motion were held in March 2010. We await the decision of the court.

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

VSB Bancorp, Inc.

Date: May 11, 2010	/s/ Raffaele M. Branca
Raffaele M. Branca, President & CEO
and Principal Executive Officer and

Date: May 11, 2010	/s/ Jonathan B. Lipschitz
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