Form 10-Q
period 2010-06-30
VSB BANCORP INC
filed 2010-08-10
CIK 1225874

UNITED STATES
SECURITY AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20849

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2010

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

The Registrant had 1,840,250 common shares outstanding as of August 5, 2010.

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

!
deterioration in local, regional, national or global economic conditions which could result in, among other things, an increase in loan delinquencies, a decrease in property values, or a change in the real estate turnover rate;

!	changes in market interest rates or changes in the speed at which market interest rates change;
!	changes in laws and regulations affecting the financial service industry;
!	changes in the public’s perception of financial institutions in general and banks in particular;
!	changes in competition; and
!	changes in consumer preferences by our customers or the customers of our business borrowers.

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

VSB Bancorp, Inc.
Consolidated Statements of Financial Condition
(unaudited)

	June 30,	December 31,
	2010	2009

Assets:
Cash and due from banks	$61,468,856	$39,716,919
Investment securities, available for sale	111,340,569	113,912,404
Loans receivable	77,320,496	78,834,156
Allowance for loan loss	(1,214,187)	(1,063,454)
Loans receivable, net	76,106,309	77,770,702
Bank premises and equipment, net	2,950,568	3,204,063
Accrued interest receivable	619,331	722,228
Other assets	1,477,037	1,673,556
Total assets	$253,962,670	$236,999,872

Liabilities and stockholders’ equity:
Liabilities:
Deposits:
Demand and checking	$72,206,755	$70,372,448
NOW	43,177,680	32,501,930
Money market	28,538,205	28,124,315
Savings	16,021,836	15,001,936
Time	65,874,672	64,669,128
Total deposits	225,819,148	210,669,757
Escrow deposits	261,369	316,329
Accounts payable and accrued expenses	1,960,286	1,529,837
Total liabilities	228,040,803	212,515,923

Stockholders’ equity:
Common stock ($.0001 par value, 3,000,000 shares authorized, 1,989,509 issued, 1,840,700 outstanding at June 30, 2010 and 1,945,134 issued, 1,762,191 outstanding at December 31, 2009)	199	195
Additional paid in capital	9,204,682	9,317,719
Retained earnings	16,794,676	16,112,741
Treasury stock, at cost (148,809 shares at June 30, 2010 and 182,943 shares at December 31, 2009)	(1,461,009)	(1,840,249)
Unearned Employee Stock Ownership Plan shares	(648,133)	(732,672)
Accumulated other comprehensive gain, net of taxes of $1,713,160 and $1,371,416, respectively	2,031,452	1,626,215

Total stockholders’ equity	25,921,867	24,483,949

Total liabilities and stockholders’ equity	$253,962,670	$236,999,872

See notes to consolidated financial statements.

VSB Bancorp, Inc.
Consolidated Statements of Operations
(unaudited)

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Interest and dividend income:
Loans receivable	$1,451,191	$1,323,189	$2,841,487	$2,653,895
Investment securities	1,124,032	1,314,667	2,286,254	2,697,286
Other interest earning assets	13,683	5,693	22,890	10,434
Total interest income	2,588,906	2,643,549	5,150,631	5,361,615

Interest expense:
NOW	41,348	35,990	80,600	62,773
Money market	63,018	62,944	125,504	123,455
Savings	12,129	13,219	23,589	26,321
Time	147,893	220,765	308,010	531,317
Total interest expense	264,388	332,918	537,703	743,866

Net interest income	2,324,518	2,310,631	4,612,928	4,617,749
Provision for loan loss	20,000	100,000	110,000	375,000
Net interest income after provision for loan loss	2,304,518	2,210,631	4,502,928	4,242,749

Non-interest income:
Loan fees	16,551	24,773	18,855	50,524
Service charges on deposits	551,019	538,187	1,091,720	1,084,049
Net rental income	14,266	12,567	26,249	24,084
Other income	39,675	39,556	86,361	69,595
Total non-interest income	621,511	615,083	1,223,185	1,228,252

Non-interest expenses:
Salaries and benefits	990,642	911,745	1,954,258	1,823,728
Occupancy expenses	361,606	373,242	725,396	752,323
Legal expense	87,260	59,847	176,781	134,496
Professional fees	60,650	75,500	126,850	152,500
Computer expense	65,597	70,896	132,552	137,696
Directors’ fees	60,575	60,675	119,525	111,775
FDIC and NYSBD assessments	105,000	101,500	199,000	177,000
Other expenses	342,350	319,268	642,694	635,618
Total non-interest expenses	2,073,680	1,972,673	4,077,056	3,925,136

Income before income taxes	852,349	853,041	1,649,057	1,545,865

Provision/(benefit) for income taxes:
Current	344,800	450,353	787,110	876,203
Deferred	45,173	(56,609)	(32,651)	(162,686)
Total provision for income taxes	389,973	393,744	754,459	713,517

Net income	$462,376	$459,297	$894,598	$832,348

Earnings per share:
Basic	$0.26	$0.26	$0.51	$0.46

Diluted	$0.26	$0.25	$0.51	$0.46

Comprehensive income	$644,867	$463,129	$1,299,835	$1,738,071

Book value per common share	$14.08	$13.20	$14.08	$13.20

See notes to consolidated financial statements.

VSB Bancorp, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
Year Ended December 31, 2009 and Six Months Ended June 30, 2010
(unaudited)

	Number of						Accumulated
	Common		Additional		Treasury	Unearned	Other	Total
	Shares	Common	Paid-In	Retained	Stock,	ESOP	Comprehensive	Stockholders’
	Outstanding	Stock	Capital	Earnings	at cost	Shares	Gain	Equity

Balance at January 1, 2009	1,882,461	$192	$9,200,010	$14,714,143	$(395,891)	$(901,750)	$587,063	$23,203,767

Exercise of stock option, including tax benefit	21,250	3	118,624					118,627
Stock-based compensation			1,278					1,278
Amortization of earned portion of ESOP common stock						169,078		169,078
Amortization of cost over fair value - ESOP			(2,193)					(2,193)
Cash dividends declared ($0.24 per share)				(423,679)				(423,679)
Purchase of treasury stock, at cost	(141,520)				(1,444,358)			(1,444,358)
Comprehensive income:
Net income				1,822,277				1,822,277
Other comprehensive income, net:
Change in unrealized gain on securities available for sale, net of tax effects	—	—	—	—	—	—	1,039,152	1,039,152
Total comprehensive income								2,861,429

Balance at December 31, 2009	1,762,191	$195	$9,317,719	$16,112,741	$(1,840,249)	$(732,672)	$1,626,215	$24,483,949

Exercise of stock option, including tax benefit	44,375	4	292,207					292,211
Stock-based compensation			23,394					23,394
Amortization of earned portion of ESOP common stock						84,539		84,539
Amortization of cost over fair value - ESOP			(33,052)					(33,052)

Cash dividends declared ($0.12 per share)				(212,663)				(212,663)
Purchase of treasury stock, at cost	(1,366)				(16,346)			(16,346)
Contribution to RRP Trust from treasury shares	35,500		(395,586)		395,586			—
Comprehensive income:
Net income				894,598				894,598
Other comprehensive income, net:
Change in unrealized gain on securities available for sale, net of tax effects	—	—	—	—	—	—	405,237	405,237
Total comprehensive income								1,299,835

Balance at June 30, 2010	1,840,700	$199	$9,204,682	$16,794,676	$(1,461,009)	$(648,133)	$2,031,452	$25,921,867

See notes to consolidated financial statements.

VSB Bancorp, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$462,376	$459,297	$894,598	$832,348
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	149,560	168,227	301,766	338,781
Accretion of income, net of amortization of premium	505	826	9,275	(14,521)
ESOP compensation expense	25,799	22,470	51,487	42,174
Stock-based compensation expense	21,450	319	23,394	639
Provision for loan losses	20,000	100,000	110,000	375,000
Decrease in prepaid and other assets	91,366	42,259	196,519	282,409
Decrease in accrued interest receivable	39,433	9,254	102,897	12,537
Decrease/(increase) in deferred income taxes	45,173	(3,234)	(32,651)	(244,320)
(Decrease)/increase in accrued expenses and other liabilities	(290,911)	(29,769)	121,356	336,670
Net cash provided by operating activities	564,751	769,649	1,778,641	1,961,717

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in loan receivable	738,889	(658,774)	1,607,758	(3,439,003)
Proceeds from repayment of investment securities, available for sale	8,479,744	11,005,945	18,721,798	18,349,346
Purchases of investment securities, available for sale	(6,524,461)	(5,976,388)	(15,465,622)	(11,776,211)
Purchases of premises and equipment	(26,677)	(45,213)	(48,271)	(104,174)
Net cash provided by investing activities	2,667,495	4,325,570	4,815,663	3,029,958

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	13,429,699	2,791,047	15,094,431	11,714,150
Exercise of stock options	292,211	118,627	292,211	118,627
Purchase of treasury stock, at cost	(16,346)	—	(16,346)	(462,972)
Cash dividends paid	(109,121)	(108,285)	(212,663)	(215,152)
Net cash provided by financing activities	13,596,443	2,801,389	15,157,633	11,154,653

NET INCREASE IN CASH AND CASH EQUIVALENTS	16,828,689	7,896,608	21,751,937	16,146,328

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	44,640,167	29,489,943	39,716,919	21,240,223

CASH AND CASH EQUIVALENTS, END OF PERIOD	$61,468,856	$37,386,551	$61,468,856	$37,386,551

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$264,220	$326,212	$567,204	$882,111
Taxes	$627,680	$457,002	$714,405	$525,852

See notes to consolidated financial statements.

VSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (UNAUDITED)

1.    GENERAL

VSB Bancorp, Inc. (referred to using terms such as “we,” “us,” or the “Company”) is the holding company for Victory State Bank (the “Bank”), a New York chartered commercial bank. Our primary business is owning all of the issued and outstanding stock of the Bank. Our common stock is listed on the NASDAQ Global Market. We trade under the symbol “VSBN”.

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

Cash and Cash Equivalents – Cash and cash equivalents consists of cash on hand, due from banks and interest-bearing deposits. Net cash flows are reported for customer loan and deposit transactions and interest-bearing deposits with original maturities of 90 days or less. Regulation D of the Board of Governors of the Federal Reserve System requires that Victory State Bank maintain interest-bearing deposits or cash on hand as reserves against its demand deposits. The amount of reserves which Victory State Bank is required to maintain depends upon its level of transaction accounts. During the fourteen day period from June 17, 2010 through June 30, 2010, Victory State Bank was required to maintain reserves, after deducting vault cash, of $4,300,000. Reserves are required to be maintained on a fourteen day basis, so, from time to time, Victory State Bank may use available cash reserves on a day to day basis, so long as the fourteen day average reserves satisfy Regulation D requirements. Victory State Bank is required to report transaction account levels to the Federal Reserve on a weekly basis.

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

Basic and Diluted Net Income Per Common Share - The Company has stock compensation awards with non-forfeitable dividend rights which are considered participating securities. As such, earnings per share is computed using the two-class method as required by FASB Staff Position EITF 03-6-1. Basic earnings per common share is computed by dividing net income allocated to common stock by the weighted average number of common shares outstanding during the period which excludes the participating securities. Diluted earnings per common share includes the dilutive effect of additional potential common shares from stock-based compensation plans, but excludes awards considered participating securities. Earnings and dividends per share are restated for all stock splits and stock dividends through the date of issuance of the financial statements.

Basic net income per share of common stock is based on 1,764,793 shares and 1,792,629 shares, the weighted average number of common shares outstanding for the three months ended June 30, 2010 and 2009, respectively. Diluted net income per share of common stock is based on 1,765,111 and 1,809,660, the weighted average number of common shares outstanding plus potentially dilutive common shares for the three months ended June 30, 2010 and 2009, respectively. The weighted average number of potentially dilutive common shares excluded in calculating diluted net income per common share due to the anti-dilutive effect is 33,399 and 56,677 shares for the three months ended June 30, 2010 and 2009, respectively. Common stock equivalents were calculated using the treasury stock method.

Basic net income per share of common stock is based on 1,745,267 shares and 1,800,264 shares, the weighted average number of common shares outstanding for the six months ended June 30, 2010 and 2009, respectively. Diluted net income per share of common stock is based on 1,745,520 and 1,816,269, the weighted average number of common shares outstanding plus potentially dilutive common shares for the six months ended June 30, 2010 and 2009, respectively. The weighted average number of potentially dilutive common shares excluded in calculating diluted net income per common share due to the anti-dilutive effect is 33,603 and 65,532 shares for the six months ended June 30, 2010 and 2009, respectively. Common stock equivalents were calculated using the treasury stock method.

The reconciliation of the numerators and the denominators of the basic and diluted per share computations for the three and six months ended June 30, are as follows:

Reconciliation of EPS

	Three months ended	Three months ended
	June 30, 2010	June 30, 2009
Basic
Distributed earnings allocated to common stock	$105,888	$107,558
Undistributed earnings allocated to common sock	350,351	351,739
Net earnings allocated to common stock	$456,239	$459,297

Weighted common shares outstanding including participating securities	1,788,535	1,792,629
Less: Participating securities	(23,742)	—
Weighted average shares	1,764,793	1,792,629

Basic EPS	$0.26	$0.26

Diluted
Net earnings allocated to common stock	$456,239	$459,297

Weighted average shares for basic	1,764,793	1,792,629
Dilutive effects of:
Stock Options	318	17,031
Unvested shares not considered particpating securtities	—	—
	1,765,111	1,809,660

Diluted EPS	$0.26	$0.25

Reconciliation of EPS

	Six months ended	Six months ended
	June 30, 2010	June 30, 2009
Basic
Distributed earnings allocated to common stock	$209,432	$216,032
Undistributed earnings allocated to common sock	679,801	616,316
Net earnings allocated to common stock	$889,233	$832,348

Weighted common shares outstanding including participating securities	1,757,203	1,800,264
Less: Participating securities	(11,936)	—
Weighted average shares	1,745,267	1,800,264

Basic EPS	$0.51	$0.46

Diluted
Net earnings allocated to common stock	$889,233	$832,348

Weighted average shares for basic	1,745,267	1,800,264
Dilutive effects of:
Stock Options	253	16,005
Unvested shares not considered particpating securtities	—	—
	1,745,520	1,816,269

Diluted EPS	$0.51	$0.46

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

Stock Repurchase Programs – On September 8, 2008, the Company announced that its Board of Directors had authorized a Rule 10b5-1 stock repurchase program for the repurchase of up to 100,000 shares of the Company’s common stock. On April 21, 2009, the Company announced that its Board of Directors had authorized a second Rule 10b5-1 stock repurchase program for the repurchase of up to an additional 100,000 shares of the Company’s common stock. At June 30, 2010, the Company had repurchased a total of 184,309 shares of its common stock under these stock repurchase programs. Stock repurchases under the program have and will be accounted for using the cost method, in which the Company will reflect the entire cost of repurchased shares as a separate reduction of stockholders’ equity on its balance sheet.

Retention and Recognition Plan – At the April 27, 2010 Annual Meeting, the stockholders of VSB Bancorp, Inc. approved the adoption of the 2010 Retention and Recognition Plan (the “RRP”). The RRP authorizes the award of up to 50,000 shares of our common stock to directors, officers and employees. In conjunction with the approval the RRP, stockholders approved the award of 4,000 shares of stock to each of our eight directors who have at least five years of service. The director awards will vest over five years, with 20% vesting annually for each of the first five years after the award is made, subject to acceleration and forfeiture. On June 8, 2010, an additional 3,500 shares of stock were awarded to the President and CEO of the Company, which will vest over a 65 month period, with 20% vesting annually for each of the first five years starting in November 2011, subject to acceleration and forfeiture. The recipient of an award will not be required to make any payment to receive the award or the stock covered by the award. As of June 30, 2010, 35,500 shares of the RRP have been awarded. The Company recognizes compensation expense for the shares awarded under the RRP gradually as the shares vest, based upon the market price of the shares on the date of the award. For the six months ended June 30, 2010, the Company recognized $18,953 of compensation expense related to the shares awarded. The income tax benefit resulting from this expense was $7,581. As of June 30, 2010, there were approximately $376,633 of unrecognized compensation costs related to the shares awarded. These costs are expected to be recognized over the next 4.75 years.

A summary of the status of the Company’s nonvested plan shares as of June 30, 2010 is as follows:

For the Six Months Ended June 30, 2010:
		Weighted Average
	Shares	Grant Date Share Value

Non vested at beginning of period	—	$—
Granted	35,500	11.46
Vested	—
Non vested at end of period	35,500	$11.46

Comprehensive Income - Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses, net of taxes, on securities available for sale which are also recognized as separate components of equity.

Recently-Adopted Accounting Standards - In June 2009, the FASB amended previous guidance relating to transfers of financial assets and eliminated the concept of a qualifying special purpose entity. This guidance must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. This guidance must be applied to transfers occurring on or after the effective date. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. Therefore, formerly qualifying special-purpose entities should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance. The disclosure provisions were also amended and apply to transfers that occurred both before and after the effective date of this guidance. The adoption of this standard did not have a material effect on the Company’s results of operations or financial position.

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

In July 2010, the FASB issued an Accounting Standards Update (“ASU”), “Receivables: Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”. The objective of this ASU is for an entity to provide disclosures that facilitate financial statement users’ evaluation of the nature of credit risk inherent in the entity’s portfolio of financing receivables, how that risk is analyzed and assessed in arriving at the allowance for credit losses, and the changes and reasons for those changes in the allowance for credit losses. An entity should provide disclosures on a disaggregated basis on two defined levels: (1) portfolio segment; and (2) class of financing receivable. The ASU makes changes to existing disclosure requirements and includes additional disclosure requirements about financing receivables, including credit quality indicators of financing receivables at the end of the reporting period by class of financing receivables, the aging of past due financing receivables at the end of the reporting period by class of financing receivables, and the nature and extent of troubled debt restructurings that occurred during the period by class of financing receivables and their effect on the allowance for credit losses. For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The Company expects the adoption to be disclosure related only and have no impact on the results of operations.

3.    INVESTMENT SECURITIES, AVAILABLE FOR SALE

The following table summarizes the amortized cost and fair value of the available-for-sale investment securities portfolio at June 30, 2010 and December 31, 2009 and the corresponding amounts of unrealized gains and losses therein:

	June 30, 2010
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

FNMA MBS - Residential	$4,066,479	$197,330	$—	$4,263,809
GNMA MBS - Residential	1,155,115	82,007	—	1,237,122
Whole Loan MBS - Residential	1,546,655	53,714	—	1,600,369
Collateralized mortgage obligations	100,827,708	3,433,082	(21,521)	104,239,269
	$107,595,957	$3,766,133	$(21,521)	$111,340,569

	December 31, 2009
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

FNMA MBS - Residential	$4,855,213	$185,607	$—	$5,040,820
GNMA MBS - Residential	1,265,428	55,812	—	1,321,240
Whole Loan MBS - Residential	1,860,603	15,135	(18,845)	1,856,893
Collateralized mortgage obligations	102,933,529	3,085,224	(325,302)	105,693,451
	$110,914,773	$3,341,778	$(344,147)	$113,912,404

There were no sales of investment securities for the six months ended June 30, 2010 and the year ended December 31, 2009.

The amortized cost and fair value of the investment securities portfolio are shown by expected maturity. Expected maturities may differ from contractual maturities, especially for collateralized mortgage obligations, if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2010
Securities, Available for Sale	Amortized	Fair
Expected Maturity	Cost	Value

Less than one year	$—	$—
Due after one year through five years	2,446,426	2,525,383
Due after five years through ten years	36,137,691	37,820,965
Due after ten years	69,011,840	70,994,221
	$107,595,957	$111,340,569

The following table summarizes the investment securities with unrealized losses at June 30, 2010 and December 31, 2009 by aggregated major security type and length of time in a continuous unrealized loss position:

June 30, 2010	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

FNMA MBS	$—	$—	$—	$—	$—	$—
GNMA MBS	—	—	—	—	—	—
Whole Loan MBS	—	—	—	—	—	—
Collateralized mortgage obligations	1,952,510	(15,374)	692,788	(6,147)	2,645,298	(21,521)
	$1,952,510	$(15,374)	$692,788	$(6,147)	$2,645,298	$(21,521)

December 31, 2009	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

FNMA MBS	$—	$—	$—	$—	$—	$—
GNMA MBS	—	—	—	—	—	—
Whole Loan MBS	—	—	433,666	(18,845)	433,666	(18,845)
Collateralized mortgage obligations	10,036,242	(280,961)	1,750,950	(44,341)	11,787,192	(325,302)
	$10,036,242	$(280,961)	$2,184,616	$(63,186)	$12,220,858	$(344,147)

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

At June 30, 2010, the unrealized loss on investment securities was caused by interest rate increases. We expect that these securities, at maturity, will not be settled for less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the securities and it is not more likely than not the Company will be required to sell the securities before recovery of the amortized cost basis less any current-period loss, these investments are not considered other-than-temporarily impaired. At June 30, 2010, there were no debt securities with unrealized losses with aggregate depreciation of 5% or more from the Company’s amortized cost basis.

Securities pledged had a carrying amount of $55,995,032 and $54,199,477 at June 30, 2010 and December 31, 2009, respectively and were pledged to secure public deposits and balances in excess of the deposit insurance limit on certain customer accounts.

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

The carrying amounts and estimated fair values of financial instruments, at June 30, 2010 and December 31, 2009 are as follows:

	June 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial Assets:
Cash and cash equivalents	$61,468,856	$61,468,856	$39,716,919	$39,716,919
Investment securities, available for sale	111,340,569	111,340,569	113,912,404	113,912,404
Loans receivable	76,106,309	76,635,490	77,770,702	78,515,058
Other financial assets	619,331	619,331	722,228	722,228

Total Financial Assets	$249,535,065	$250,064,246	$232,122,253	$232,866,609

Financial Liabilities:
Non-interest bearing deposits	$72,468,124	$72,468,124	$70,688,777	$70,688,777
Interest bearing deposits	153,612,393	153,470,117	140,297,309	140,258,492
Other liabilities	18,058	18,058	45,695	45,695

Total Financial Liabilities	$226,098,575	$225,956,299	$211,031,781	$210,992,964

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

The fair value of securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).

	Fair Value Measurements at June 30, 2010 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	June 30,	Identical Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
Assets:
FNMA MBS - Residential	$4,263,809	$—	$4,263,809	$—
GNMA MBS - Residential	1,237,122	—	1,237,122	—
Whole Loan MBS-Residential	1,600,369	—	1,600,369	—
Collateralized mortgage obligations	104,239,269	—	104,239,269	—
Total Available for sale Securities	$111,340,569	$—	$111,340,569	$—

	Fair Value Measurements at December 31, 2009 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
Assets:
FNMA MBS - Residential	$5,040,820	$—	$5,040,820	$—
GNMA MBS - Residential	1,321,240	—	1,321,240	—
Whole Loan MBS-Residential	1,856,893	—	1,856,893	—
Collateralized mortgage obligations	105,693,451	—	105,693,451	—
Total Available for sale Securities	$113,912,404	$—	$113,912,404	$—

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

There were no collateral dependent impaired loans with an allowance allocated at June 30, 2010 and December 31, 2009.

Item 2
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition at June 30, 2010

Total assets were $253,962,670 at June 30, 2010, an increase of $16,962,798 or, 17.0%, from December 31, 2009. The increase resulted from the investment of funds available to us as the result of an increase in deposits. The deposit increase was caused generally by our efforts to grow our franchise and specifically by the deposit increases at our branch offices. We invested these funds primarily in cash and cash equivalents. The net increase in assets can be summarized as follows:

•	a $21,751,937 net increase in cash and cash equivalents, partially offset by
•	a $2,571,835 net decrease in investment securities available for sale and
•	a $1,664,393 net decrease in net loans receivable.

In addition to these changes in major asset categories, we also experienced changes in other asset categories due to normal fluctuations in operations.

We continue to seek appropriate lending opportunities in our community in order to increase our loan portfolio because loans are our highest yielding asset category. Despite our efforts, we experienced a decline in our loan portfolio during the first six months of 2010. We believe the decline was the result primarily of reduced business activity due to adverse local economic conditions, a decline in the value of real estate available as collateral for mortgage loans, and our unwillingness to compromise our underwriting standards in order to generate more loans of lower quality.

Our deposits (including escrow deposits) were $226,080,517 at June 30, 2010, an increase of $15,094,431 or 7.15%, from December 31, 2009. The increase in deposits resulted from increases of $10,675,750 in NOW accounts, $1,834,307 in non-interest demand deposits, $1,205,544 time deposits, $1,019,900 in savings accounts and $413,890 in money market accounts, partially offset by a decrease of $54,960 in escrow deposits.

Total stockholders’ equity was $25,921,867 at June 30, 2010, an increase of $1,437,918 from December 31, 2009. The increase reflected: (i) $681,935 net increase in retained earnings due to net income of $894,598 for the six months ended June 30, 2010 partially offset by $212,663 of dividends paid in 2010; (ii) an increase in the net unrealized gain on securities available for sale of $405,237 reflecting the positive effect of low market interest rates on the fair value of our securities portfolio; (iii) a $292,207 increase due to the exercise by officers and directors of options to purchase 44,375 shares of common stock; and (iv) a reduction of $84,539 in Unearned ESOP shares reflecting the gradual payment of the loan we made to fund the ESOP’s purchase of our stock. The initial implementation of the RRP resulted in a $395,580 reduction in additional paid in capital and a corresponding reduction in Treasury shares, with no net change in stockholders’ equity. Additionally, there was a $16,346 increase in Treasury shares representing the cost of 1,366 shares of common stock we repurchased in the second quarter of 2010 under our Company’s previously announced stock repurchase plans.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Law

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Law was adopted. It has been described as the greatest legislative change in the supervision of financial institutions since the 1930s. Its effect on Victory State Bank and VSB Bancorp, Inc. cannot now be judged with certainty because the law requires over 200 regulatory rulemakings and over 50 agency studies. However, we believe that the following areas, among others, will be or may be significant to our future operations:

1.
The law exempts smaller reporting companies filing with the Securities and Exchange Commission, such as our company, from the internal controls attestation rules of Section 404(b) of the Sarbanes-Oxley Act. Thus far, we have incurred expenses to prepare for compliance but we have not been governed by Section 404(b) due to temporary SEC extensions of the compliance deadline. The permanent exemption means that we will not be required to incur the expense of actual compliance as long as we continue to qualify as a smaller reporting company.

2.
Securities brokers may not vote shares held in “street name” unless they receive instructions from their customers on the election of directors, executive compensation or any other significant matter, as determined by the SEC. This may increase our costs of holding annual stockholder meetings if it becomes necessary for us to retain the services of a proxy solicitor to increase shareholder participation in our meetings or to obtain approval of matters that the Board presents to stockholders.

3.
At least every three years, we will be required to submit to our stockholders, for a non-binding vote, our executive compensation. Depending upon SEC implementing regulations, this requirement may increase the cost of holding some stockholder meetings. The law also requires that the SEC implement other requirements for enhanced compensation disclosures.

4.
The law includes a number of changes to expand FDIC insurance coverage, as well as changes to the premiums banks must pay for insurance coverage, and the requirements applicable to the reserve ratio (the ratio of the deposit insurance fund to the amount of insured deposits). One important change is that, in the future, deposit insurance premiums we pay will be based upon total assets minus tangible capital, rather than based upon deposits. Since we do not use material borrowings to provide funds for asset growth, and we do not have material intangible assets that are exclude from capital such as goodwill, we anticipate that our share of the total deposit premiums to be collected may decrease as the result of this change. However, other factors, such as required replenishment of the current reserve fund, which has a negative reserve ratio and which must be increased to 1.35% of total insured deposits in the next ten years, as well as future failures of banks that may further deplete the fund, may result in an increase in our future deposit insurance premium and the overall increase in premiums may more than offset the effect of the change from a deposit-based to an asset-based premium structure.

5.
The law increases the amount of each customer’s deposits that are subject to FDIC insurance. The general limit has been permanently increased from $100,000 to $250,000. In addition, non-interest bearing transaction accounts will be fully insured, without limit, from December 31, 2010 to January 1, 2013.

6.
The law repeals the prohibition on paying interest on demand deposit accounts, effective in July 2011. Interest-free demand deposits represent a substantial portion of our deposit base. Once the prohibition on paying interest on such deposits becomes effective, competitive pressures may require that we offer interest checking accounts to businesses in order to retain deposits. That could have a direct adverse effect on our cost of funds. Although current market interest rates are very low, and such deposits are unlikely to carry high rates of interest, an increase in market interest rates could result in significant additional costs in order to maintain the level of such deposits.

7.
The law makes interstate branching by banks much easier than in the past. We have no plans to branch outside New York State, but the law may facilitate out of state banks branching into our market area, thus increasing competition.

8.
The law creates a new federal agency – the Bureau of Consumer Financial Protection – which will have substantial authority to regulate consumer financial transactions. Our loans are primarily made to businesses rather than individual consumers, so the bureau will not have a direct effect on many of our loan transactions. However, the bureau also has authority to regulate other consumer transactions, such as deposits, electronic banking transactions, the implementation of new consumer regulations may increase our operating costs in a manner we cannot predict until regulations are adopted.

The Current Economic Turmoil

The economy in the United States, including the economy in Staten Island, was and may still be in a recession. Although some analysts report that the economy is recovering, the extent and speed of the recovery is far from clear and some analysts predict a darker road ahead. There is substantial stress on many financial institutions and financial products. The federal government has intervened by making hundreds of billions of dollars in capital contributions to the banking industry. We draw a substantial portion of our customer base from local businesses, especially those in the building trades and related industries. Our customers have been adversely affected by the economic downturn, and if adverse conditions in the local economy continue, it will become more difficult for us to conduct prudent and profitable business in our community.

Making permanent residential mortgage loans is not a material part of our business, and our investments in mortgage-backed securities and collateralized mortgage obligations have been made with a view towards avoiding the types of securities that are backed by low quality mortgage-related assets. However, one of the primary focuses of our local business is receiving deposits from, and making loans to, businesses involved in the construction and building trades industry on Staten Island. Construction loans represented a significant component of our loan portfolio, reaching 39.8% of total loans at year end 2005. As we monitored the economy and the strength of the local construction industry, we elected to reduce our portfolio of construction loans. By June 30, 2010, the percentage had declined to 17.5%. However, developers and builders provide not only a source of loans, but they also provide us with deposits and other business. If the weakness in the economy continues or worsens, then that could have a substantial adverse effect on our customers and potential customers, making it more difficult for us to find satisfactory loan opportunities and low-cost deposits. This could compel us to invest in lower yielding securities instead of higher-yielding loans and could also reduce low cost funding sources such as checking accounts and require that we replace them with higher cost deposits such as time deposits. Either or both of those shifts could reduce our net income.

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

Our FDIC regular insurance premium was $88,472 in the second quarter of 2010 compared to $71,118 in the second quarter of 2009, an increase of 24.4%. In contrast, the level of deposits, on which the FDIC insurance premium is based, increased only 12.2%. In 2009, the FDIC announced an increase in deposit insurance premiums so institutions like our Bank, even though we are in the lowest regulatory risk category, will be subject to an assessment rate between seven (7) and twelve (12) basis points per annum, which is higher than the assessment rate in 2008 of from five (5) to seven (7) basis points. Additionally, the FDIC imposed a 5 basis point special assessment, based on June 30, 2009 total assets net of Tier 1 capital, that we paid on September 30, 2009. The special assessment amounted to $101,950 and we accrued it prior to the quarter in which it was paid because it was based upon assets at June 30. The increase in the assessment rate and the special assessment significantly increased our deposit insurance expense in 2009.

Despite the deposit insurance premium increases and the special assessment, the fund created to pay the cost of resolving failed banks currently has a negative balance. Under the Dodd-Frank Wall Street Reform and Consumer Protection Law, the method of assessing deposit insurance premiums has changed. In addition, the FDIC has 10 years in which to increase the fund to 1.35% of insured deposits. The need to accomplish that increase, plus the adverse effect of additional bank failures (22 banks were failed in July 2010 alone), may require that the FDIC materially increase deposit insurance premiums in the future.

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

In general, the interest rates we pay on deposits adjust more slowly than the interest rates we earn on loans because our loan portfolio consists primarily of loans with interest rates that fluctuate based upon the prime rate. In contrast, although many of our deposit categories have interest rates that could adjust immediately, such as interest checking accounts and savings accounts, changes in the interest rates on those accounts are at our discretion. Thus, the rates on those accounts, as well as the rates we pay on certificates of deposit, tend to adjust more slowly. As a result, the declines in market interest rates that occurred through the end of 2008 initially had an adverse effect on our net income because the yields we earn on our loans declined more rapidly than our cost of funds. However, many of our prime-based loans have minimum interest rates, or floors, below which the interest rate does not decline despite further decreases in the prime rate. As our loans reached their interest rate floors, our loan yields stabilized while our deposit costs continued to decline. This had a positive effect on our net interest income.

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

Results of Operations for the Three Months Ended June 30, 2010 and June 30, 2009

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

General. We had net income of $462,376 for the quarter ended June 30, 2010, compared to net income of $459,297 for the comparable quarter in 2009. The principal categories which make up the 2010 net income are:

•	Interest income of $2,588,906
•	Reduced by interest expense of $264,388
•	Reduced by a provision for loan losses of $20,000
•	Increased by non-interest income of $621,511
•	Reduced by non-interest expense of $2,073,680
•	Reduced by income tax expense of $389,973

We discuss each of these categories individually and the reasons for the differences between the quarters ended June 30, 2010 and 2009 in the following paragraphs.

Interest Income. Interest income was $2,588,906 for the quarter ended June 30, 2010, compared to $2,643,549 for the quarter ended June 30, 2009, a decrease of $54,643, or 2.1%. There were two principal reasons for the decline. First, a $6.8 million decrease in average balance in investment securities between the periods coupled with a decline in market interest rates, were the principal causes of a $190,635 decline in interest income on investment securities. Second, an increase in the average balance of other interest-earning assets shifted our asset mix toward our lowest interest-earning asset category due to our decision to become more liquid to provide increased flexibility in the event of an interest rate increase. On the positive side, interest income on loans increased by $128,002 as the average balance of loans and the associated yield increased between the periods.

We had an $8,238,091 increase in average balance and a 4 basis point increase in the average yield on loans from the quarter ended June 30, 2009 to the quarter ended June 30, 2010. The increase in the average balance was the result of our efforts to increase our loan portfolio. Our average non-performing loans increased by $4.2 million, for the quarter ending June 30, 2010 from the same period in 2009, hampering the increase in our loan yield. The interest rate floors on our loans have helped to stabilize interest income from the loan portfolio, but these floors will have the effect of limiting increases in our income until the prime rate rises above 6%.

We experienced a 40 basis point decrease in the average yield on our investment securities portfolio, from 4.37% to 3.97%, due to the purchase of new investment securities at lower market rates than the yields on the principal paydowns we received. The average balance of our investment portfolio decreased by $6,832,336, or 5.67%, between the periods. The investment securities portfolio represented 73.5% of average non-loan interest earning assets in the 2010 period compared to 82.2% in the 2009 period as we deliberately limited our investment of available funds in investment securities due to the low yields available to us and our desire to avoid locking in those low yields for long periods.

The average yield on other interest earning assets (principally overnight investments) increased 4 basis points from 0.09% for the quarter ended June 30, 2009 to 0.13% for the quarter ended June 30, 2010 and we had an increase in average balance of other interest earning assets of $14,816,410 from the quarter ended June 30, 2009 to the quarter ended June 30, 2010. This increase in average balance occurred because we chose to invest the excess proceeds from our deposit growth into overnight investments and Federal Reserve term deposits as tools to increase our liquidity in a volatile market and to help establish a buffer for when market interest rates begin to rise.

Interest Expense. Interest expense was $264,388 for the quarter ended June 30, 2010, compared to $332,918 for the quarter ended June 30, 2009, a decrease of $68,530 or 20.6%. The decrease was primarily the result of a reduction in the rates we paid on deposits, principally on time deposits, reflecting a 51 basis point decrease in the cost of time deposits between the periods, due to the continuing low market interest rates. With market rates remaining at very low levels, customer time deposits continue to be renewed or replaced with new deposits at lower rates. As a result, our average cost of funds, excluding the effect of interest-free demand deposits, decreased to 0.73% from 1.01% between the periods.

Net Interest Income Before Provision for Loan Losses. Net interest income before the provision for loan losses was $2,324,518 for the quarter ended June 30, 2010, an increase of $13,887, or 0.6% over the $2,310,631 in the comparable 2009 period. The increase was primarily because the reduction in our cost of funds was greater than the reduction in our interest income when comparing the quarter ended June 30, 2010 to the same period ended 2009. Our interest rate spread decreased 10 basis points to 3.72% for the quarter ended June 30, 2010 from 3.82% in the same period of 2009. The spread between the periods declined because our lowest yielding assets, overnight investments, were a larger percentage of the earning asset mix in 2010 and the yield on our investment securities dropped.

Our net interest margin decreased to 3.99% for the quarter ended June 30, 2010 from 4.21% in the same period of 2009. The interest rate margin decreased because the proceeds from payments on investment securities were reinvested at lower rates because of the decline in market interest rates and other interest earning assets were a larger percentage of the asset mix. The margin is higher than the spread because it takes into account the effect of interest free demand deposits and capital. However, the average margin declined more rapidly than the spread because those interest free sources of funds are less valuable during periods of low market interest rates because we are able to invest those funds in lower average yielding assets. In addition, we shifted more marginal, excess funds not needed to fund loans into overnight investments rather than purchasing investment securities to position ourselves to better address an increase in market interest rates that many experts are predicting will occur in the foreseeable future.

Provision for Loan Losses. We took a provision for loan losses of $20,000 for the quarter ended June 30, 2010 compared to a provision for loan losses of $100,000 for the quarter ended June 30, 2009. The $80,000 decrease in the provision was due to our evaluation of our loan portfolio. A number of factors justified the reduction. Although we experienced an increase in non-performing loans from $2,005,654 at June 30, 2009 to $6,071,916 at June 30, 2010, we individually evaluated the secured non-performing loans based primarily upon updated appraisals and we determined that the level of our allowance was appropriate to address inherent losses. In addition, there were no charge-offs for the quarter ended June 30, 2010 as compared to $116,871 in the same period in 2009. We also had recoveries (which are added back to the allowance for loan losses) of $32,625 in the second quarter of 2010, compared to recoveries of $18,352 in the second quarter of 2009. We are aggressively collecting charged-off loans in an effort to recover the amounts charged off whenever we believe that collection efforts are likely to be fruitful. Overall, our allowance for loan losses increased from $928,064 at June 30, 2009 to $1,214,187 at June 30, 2010.

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

Although management uses available information to assess the appropriateness of the allowance on a quarterly basis in consultation with outside advisors and the board of directors, changes in national or local economic conditions, the circumstances of individual borrowers, or other factors, may change, increasing the level of problem loans and requiring an increase in the level of the allowance. The allowance for loan losses represented 1.57% of total loans at June 30, 2010, compared to 1.34% at June 30, 2009. There can be no assurance that a higher level, or a higher provision for loan losses, will not be necessary in the future.

Non-interest Income. Non-interest income was $621,511 for the quarter ended June 30, 2010, compared to $615,083 during the same period last year. The $6,428, or 1.1%, increase in non-interest income was a direct result of normal fluctuations in retail banking transactions and the fees derived from them, such as insufficient funds fees, in 2010. Loan fees decreased as an increase in non-accrual loans during the 2010 period required that we reverse the accrual of late fees on those loans.

Non-interest Expense. Non-interest expense was $2,073,680 for the quarter ended June 30, 2010, compared to $1,972,673 for the quarter ended June 30, 2009, an increase of $101,007 or 5.1%. The principal shifts in the individual categories were:

•
a $78,897 increase in salaries and benefits due to new hires, higher related benefit costs, including the cost of the recently adopted stock plans, and increased salary and benefits due to normal raises;

•	a $27,413 increase in legal expense primarily due to increased collection costs; and
•	a $23,082 increase in other expenses primarily due to expenses related to a loan that was in the process of foreclosure.

We had reduction in some non-interest expense categories such as occupancy expenses and professional fees that helped offset some of the overall increase in our non-interest expense.

Income Tax Expense. Income tax expense was $389,973 for the quarter ended June 30, 2010, compared to income tax expense of $393,744 for the same period ended 2009. The decrease in income tax expense was due to the reduction in the effective tax rate in the 2010 period to more accurately reflect our tax liability. Our effective tax rate for the quarter ended June 30, 2010 was 45.7% and for the quarter ended June 30, 2009 was 46.2%.

Results of Operations for the Six Months Ended June 30, 2010 and June 30, 2009

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

General. We had net income of $894,598 for the six months ended June 30, 2010, compared to net income of $832,348 for the comparable period in 2009. The principal categories which make up the 2010 net income are:

•	Interest income of $5,150,631
•	Reduced by interest expense of $537,703
•	Reduced by a provision for loan losses of $110,000
•	Increased by non-interest income of $1,223,185
•	Reduced by non-interest expense of $4,077,056
•	Reduced by income tax expense of $754,459

We discuss each of these categories individually and the reasons for the differences between the six months ended June 30, 2010 and 2009 in the following paragraphs.

Interest Income. Interest income was $5,150,631 for the six months ended June 30, 2010, compared to $5,361,615 for the six months ended June 30, 2009, a decrease of $210,984, or 3.9%. There were two principal reasons for the decline. First, a $6.6 million decrease in average balance in investment securities between the periods coupled with a decline in market interest rates, were the principal causes of a $411,032 decline in interest income on investment securities. Second, an increase in the average balance of other interest-earning assets shifted our asset mix toward our lowest interest-earning asset category due to our decision to become more liquid to provide increased flexibility in the event of an interest rate increase. On the positive side, interest income on loans increased by $187,592 as the average balance of loans increased between the periods due to our efforts to increase our loan portfolio.

During the six months ended June 30, 2010, loans, our highest-yielding asset category, had a $10,009,577 increase in average balance from the six months ended June 30, 2009 to the six months ended June 30, 2010, partially offset by a 31 basis point drop in our loan yield. A major contributor to the 31 basis point drop in our loan yield was an increase in our average non-performing loans by $3.3 million, for the six months ending June 30, 2010 from the same period in 2009. The interest rate floors on our loans have helped to stabilize interest income from the loan portfolio, but these floors will have the effect of limiting increases in our income until the prime rate rises above 6%.

We experienced a 46 basis point decrease in the average yield on our investment securities portfolio, from 4.49% to 4.03%, due to the purchase of new investment securities at lower market rates than the yields on the principal paydowns we received. The average balance of our investment portfolio decreased by $6,638,748, or 5.48%, between the periods. The investment securities portfolio represented 75.9% of average non-loan interest earning assets in the 2010 period compared to 84.4% in the 2009 period as we deliberately limited our investment of available funds in investment securities due to the low yields available to us in the six months ended June 30, 2010 and our desire to avoid locking in those low yields for long periods.

The average yield on other interest earning assets (principally overnight investments) increased 4 basis points from 0.09% for the six months ended June 30, 2009 to 0.13% for the six months ended June 30, 2010 and we had an increase in average balance of other interest earning assets of $14,135,565 from the six months ended June 30, 2009 to the six months ended June 30, 2010. This increase in average balance occurred because we chose to invest the excess proceeds from our deposit growth into overnight investments and Federal Reserve term deposits as a tool to increase our liquidity in a volatile market and to help establish a buffer for when market interest rates begin to rise.

Interest Expense. Interest expense was $537,703 for the six months ended June 30, 2010, compared to $743,866 for the six months ended June 30, 2009, a decrease of $206,163 or 27.7%. The decrease was primarily the result of a reduction in the rates we paid on deposits, principally on time deposits, reflecting a 60 basis point decrease in the cost of time deposits between the periods, due to continuing low market interest rates. As a result, our average cost of funds, excluding the effect of interest-free demand deposits, decreased to 0.76% from 1.15% between the periods.

Net Interest Income Before Provision for Loan Losses. Net interest income before the provision for loan losses was $4,612,928 for the six months ended June 30, 2010, decreasing only $4,821, or 0.1%, from $4,617,749 in the comparable 2009 period. The stability was principally due to the combined positive effects of the reduction in our cost of funds of 39 basis points and the $17,506,394 increase in average earning assets. These were substantially offset by the decline in the average yield on interest earning assets of 51 basis points from the six months ended June 30, 2009 to the six months ended June 30, 2010. Our interest rate spread decreased 12 basis points to 3.75% for the six months ended June 30, 2010 from 3.87% in the same period of 2009. The spread declined because our lowest yielding assets, overnight investments, were a larger percentage of the earning asset mix in 2010 and the overall yield on interest earning assets decreased faster than the reduction in our cost of funds.

Our net interest margin decreased to 4.04% for the six months ended June 30, 2010 from 4.32% in the same period of 2009. The interest rate margin decreased because the proceeds from payments on investment securities were reinvested at lower rates because of the decline in market interest rates. The margin is higher than the spread because it takes into account the effect of interest free demand deposits and capital. However, the average margin declined more rapidly than the spread because we shifted more marginal, excess funds not needed to fund loans into overnight investments rather than purchasing investment securities to position ourselves to better address an increase in market interest rates that many experts are predicting will occur in the foreseeable future.

Provision for Loan Losses. We took a provision for loan losses of $110,000 for the six month ended June 30, 2010 compared to a provision for loan losses of $375,000 for the six months ended June 30, 2009. The $265,000 decrease in the provision was due to our evaluation of our loan portfolio. Although we experienced an increase in non-performing loans from $2,005,654 at June 30, 2009 to $6,071,916 at June 30, 2010, we individually evaluated the secured non-performing loans based primarily upon updated appraisals and we determined that the level of our allowance was appropriate to address inherent losses. In addition, charge-offs totaled $16,286 for the six months ended June 30, 2010 as compared to $466,893 in the same period in 2009 while we had recoveries of $57,019 in the first six months of 2010 compared to recoveries of $ 32,081 during the first six months of 2009. We are aggressively collecting charged-off loans in an effort to recover the amounts charged off whenever we believe that collection efforts are likely to be fruitful. Overall, our allowance for loan losses increased from $928,064 at June 30, 2009 to $1,214,187 at June 30, 2010.

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

Although management uses available information to assess the appropriateness of the allowance on a quarterly basis in consultation with outside advisors and the board of directors, changes in national or local economic conditions, the circumstances of individual borrowers, or other factors, may change, increasing the level of problem loans and requiring an increase in the level of the allowance. The allowance for loan losses represented 1.57% of total loans at June 30, 2010 compared to 1.34% at June 30, 2009. There can be no assurance that a higher level, or a higher provision for loan losses, will not be necessary in the future.

Non-interest Income. Non-interest income was $1,223,185 for the six months ended June 30, 2010, compared to $1,228,252 during the same period last year. The $5,067, or 0.4%, decrease in non-interest income was a direct result of normal fluctuations in retail banking transactions and the fees derived from them, such as insufficient funds fees, in 2010. Loan fees decreased as an increase in non-accrual loans during the 2010 period required that we reverse the accrual of late fees on those loans.

Non-interest Expense. Non-interest expense was $4,077,056 for the six months ended June 30, 2010, compared to $3,925,136 for the six months ended June 30, 2009, an increase of $151,920 or 3.9%. The principal shifts in the individual categories were:

•
a $130,530 increase in salaries and benefits due to new hires, higher related benefit costs, including the costs of the recently adopted stock plans, and increased salary and benefits due to normal raises;

•	a $42,285 increase in legal expense primarily due to increased collection costs;
•	a $22,000 increase in FDIC and NYSBD assessments due to an increase in the FDIC assessment rate and assessment base over the prior year;
•	a $26,927 decrease in occupancy expenses due to the full depreciation of certain fixed assets; and
•	a $25,650 decrease in professional fees due to the costs involved with the hiring of key staff in 2009 period.

Income Tax Expense. Income tax expense was $754,459 for the six months ended June 30, 2010, compared to income tax expense of $713,517 for the same period ended 2009. The increase in income tax expense was due to the $103,192 increase in income before income taxes in the 2010 period. Our effective tax rate for the six months ended June 30, 2010 was 45.7% and for the six months ended June 30, 2009 was 46.2%.

VSB Bancorp, Inc.
Consolidated Average Balance Sheets
(unaudited)

	Three				Three				Six				Six
	Months Ended				Months Ended				Months Ended				Months Ended
	June 30, 2010				June 30, 2009				June 30, 2010				June 30, 2009
	Average			Yield/	Average			Yield/	Average			Yield/	Average			Yield/
	Balance		Interest	Cost	Balance		Interest	Cost	Balance		Interest	Cost	Balance		Interest	Cost

Assets:
Interest-earning assets:
Loans receivable	$78,326,658		$1,451,191	7.41%	$70,088,567		$1,323,189	7.37%	$78,988,776		$2,841,487	7.08%	$68,979,199		$2,653,895	7.56%
Investment securities, afs	113,703,764		1,124,032	3.97	120,536,100		1,314,667	4.37	114,495,374		2,286,254	4.03	121,134,122		2,697,286	4.49
Other interest-earning assets	40,934,051		13,683	0.13	26,117,641		5,693	0.09	36,448,827		22,890	0.13	22,313,262		10,434	0.09
Total interest-earning assets	232,964,473		2,588,906	4.45	216,742,308		2,643,549	4.83	229,932,977		5,150,631	4.51	212,426,583		5,361,615	5.02

Non-interest earning assets	8,744,393				4,940,609				8,944,806				5,230,752
Total assets	$241,708,866				$221,682,917				$238,877,783				$217,657,335

Liabilities and equity:
Interest-bearing liabilities:
Savings accounts	$15,664,965		12,129	0.31	$13,245,440		13,219	0.40	$15,315,629		23,589	0.31	$12,980,502		26,321	0.41
Time accounts	65,911,614		147,893	0.90	63,005,008		220,765	1.41	65,195,585		308,010	0.95	69,006,358		531,317	1.55
Money market accounts	28,833,948		63,018	0.88	24,109,694		62,944	1.05	28,918,039		125,504	0.88	23,778,459		123,455	1.05
Now accounts	35,563,678		41,348	0.47	31,570,563		35,990	0.46	34,139,385		80,600	0.48	25,069,622		62,773	0.50
Total interest-bearing liabilities	145,974,205		264,388	0.73	131,930,705		332,918	1.01	143,568,638		537,703	0.76	130,834,941		743,866	1.15
Checking accounts	67,605,548				63,149,695				67,569,281				60,984,531
Escrow deposits	479,199				565,561				449,315				496,663
Total deposits	214,058,952				195,645,961				211,587,234				192,316,135
Other liabilities	2,004,555				1,658,579				1,966,557				1,469,923
Total liabilities	216,063,507				197,304,540				213,553,791				193,786,058
Equity	25,645,359				24,378,377				25,323,992				23,871,277
Total liabilities and equity	$241,708,866				$221,682,917				$238,877,783				$217,657,335

Net interest income/net interest rate spread			$2,324,518	3.72%			$2,310,631	3.82%			$4,612,928	3.75%			$4,617,749	3.87%

Net interest earning assets/net interest margin	$86,990,268			3.99%	$84,811,603			4.21%	$86,364,339			4.04%	$81,591,642			4.32%

Ratio of interest-earning assets to interest-bearing liabilities	1.60	x			1.64	x			1.60	x			1.62	x

Return on Average Assets (1)	0.76%				0.80%				0.75%				0.74%
Return on Average Equity (1)	7.19%				7.24%				7.11%				6.72%
Tangible Equity to Total Assets	10.21%				10.81%				10.21%				10.81%

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

During the six months ended June 30, 2010, we had a net increase in total deposits of $15,094,431 due to increases of $10,675,750 in NOW accounts, $1,834,307 in non-interest demand deposits, $1,205,544 in time deposits, $1,019,900 in savings accounts and $413,890 in money market accounts, partially offset by a decrease of $54,960 in escrow deposits. These are all what are commonly known as “retail” deposits that we obtain through the efforts of our branch network rather than “wholesale” deposits that some banks obtain from deposit brokers. We also received proceeds from repayment of investment securities of $18,721,798. We used $15,465,622 of available funds to purchase new investment securities and we had a net loan decrease of $1,607,758. These changes resulted in an overall increase in cash and cash equivalents of $21,751,937.

In contrast, during the six months ended June 30, 2009, we had a net increase in total deposits of $11,714,150 due to increases of $16,986,466 in NOW accounts, $6,742,916 in non-interest demand deposits, $1,121,860 in savings accounts and $1,079,957 in money market accounts, partially offset by a decrease of $14,217,049 in time deposits. We also received proceeds from repayment of investment securities of $18,349,346. We used $11,776,211 of available funds to purchase new investment securities and we had a net loan increase of $3,439,003. These changes resulted in an overall increase in cash and cash equivalents of $16,146,328.

At June 30, 2010, cash and cash equivalents represented 24% of total assets. We anticipate, based upon historical experience that these funds, combined with cash inflows we anticipate from payments on our loan and investment securities portfolios, will be sufficient to fund loan growth and unanticipated deposit outflows. As noted above, the federal legal prohibition on paying interest on demand deposit accounts has been repealed effective July 2011. Depending upon competitive pressures, we may need to implement interest-paying business checking in order to maintain demand deposits at historical level or to increase such deposits.

As a secondary source of liquidity, at June 30, 2010 we had $111 million of investment securities classified available for sale. The disposition of these securities prior to maturity is an option available to us in the event, which we believe is unlikely, that our primary sources of liquidity and expected cash flows are insufficient to meet our need for funds. Additionally, we have the ability to borrow funds at the Federal Home Loan Bank of New York and the Federal Reserve Bank of New York using securities in our investment portfolio as collateral if the need arises. Based upon our assets size and the amount of our securities portfolio that qualifies as eligible collateral, we had more than $86.3 million of unused borrowing capability from the FHLBNY at June 30, 2010. Victory State Bank also has a $2 million unsecured credit facility with Atlantic Central Bankers Bank, which the Bank has not drawn upon. We do not anticipate a need for additional capital resources and do not expect to raise funds through a stock offering in the near future. As a result of our strong capital resources and available liquidity, we did not apply for or participate in the Treasury Departments TARP Capital Purchase Program. We have sufficient resources to allow us to continue to make loans as appropriate opportunities arise without having to rely on government funds to support our lending activities.

Victory State Bank satisfied all capital ratio requirements of the Federal Deposit Insurance Corporation at June 30, 2010, with a Tier I Leverage Capital ratio of 9.69%, a ratio of Tier I Capital to Risk-Weighted Assets ratio of 23.70%, and a Total Capital to Risk-Weighted Assets ratio of 24.93%.

VSB Bancorp, Inc. satisfied all capital ratio requirements of the Federal Reserve at June 30, 2010, with a Tier I Leverage Capital ratio of 9.88%, a ratio of Tier I Capital to Risk-Weighted Assets ratio of 23.43%, and a Total Capital to Risk-Weighted Assets ratio of 24.62%.

The following table sets forth our contractual obligations and commitments for future lease payments, time deposit maturities and loan commitments.

Contractual Obligations and Commitments at June 30, 2010

Contractual Obligations			Payment due by Period
	Less than	One to three	Four to five	After	Total Amounts
	One Year	years	years	five years	committed

Minimum annual rental payments under non-cancelable operating leases	$408,813	$842,482	$778,049	$1,224,718	$3,254,062
Remaining contractual maturities of time deposits	60,761,418	1,974,643	3,138,611	—	65,874,672
Total contractual cash obligations	$61,170,231	$2,817,125	$3,916,660	$1,224,718	$69,128,734

Other commitments	Amount of Commitment Expiration by Period
	Less than	One to three	Four to five	After	Total Amounts
	One Year	years	years	five years	committed

Loan commitments	$25,976,034	$3,916,412	$—	$—	$29,892,446

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

Non-Performing Loans

Management closely monitors non-performing loans and other assets with potential problems on a regular basis. We had thirteen non-performing loans, totaling $6,071,916 at June 30, 2010, compared to ten non-performing loans, totaling $1,697,151, at December 31, 2009 and eight non-performing loans, totaling $2,005,654, at June 30, 2009. We believe that the increase was the result of the effect of adverse economic conditions on some of our borrowers. The following is information about the six largest non-performing loans, totaling $5,361,727 in outstanding principal balance at June 30, 2010. Management believes it has taken appropriate steps with a view towards maximizing recovery and minimizing loss, if any, on these loans.

•
$2,423,150 in two loans to a retail business, which are fully secured by commercial real estate collateral. We have entered into a modified repayment arrangement with the borrower and we have obtained confessions of judgment. We have collected a large portion of their arrears and the borrowers have agreed to pay all remaining arrears over the upcoming year. We maintain the personal guaranties of the principals on these loans.

•
$2,200,000 in two residential mortgage loans that are fully collateralized. We have entered into modified repayment arrangements with the borrowers and we have obtained confessions of judgment. We have collected a large portion of their arrears and the borrowers have agreed to pay all remaining arrears over the upcoming year.

•
$396,996 in a loan to a local business in which we are a participant in the loan with another bank. We are not the lead lender. The loan is in arrears and the lead lender has commenced a foreclosure action. The loan is fully secured by a first mortgage on a commercial building, a security interest in the business, and the personal guaranties of the principals.

•
$341,581 in a loan to a local business, which is fully secured by a first mortgage on commercial real estate collateral. The loan has been sent to our attorneys for collection and we are in the process of drafting a modified repayment arrangement with the borrower. We maintain a security interest in the business as well as the personal guaranty of the principal.

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

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures: As of June 30, 2010, we undertook an evaluation of our disclosure controls and procedures under the supervision and with the participation of Raffaele M. Branca, President, CEO and CFO and Jonathan B. Lipschitz, Vice President and Controller. Disclosure controls are the systems and procedures we use that are designed to ensure that information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934 (such as annual reports on Form 10-K and quarterly periodic reports on Form 10-Q) is recorded, processed, summarized and reported, in a manner which will allow senior management to make timely decisions on the public disclosure of that information. Mr. Branca and Mr. Lipschitz concluded that our current disclosure controls and procedures are effective in ensuring that such information is (i) collected and communicated to senior management in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Since our last evaluation of our disclosure controls, we have not made any significant changes in, or taken corrective actions regarding, either our internal controls or other factors that could significantly affect those controls.

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

Part II

Item 1 – Legal Proceedings

In the legal action pending in Supreme Court, Richmond County, commenced by IndyMac Bank, F.S.B. against the Bank, LaMattina & Associates, Inc. and others which was described in the report on Form 10-K for the company for the year ended December 31, 2009, on June 17, 2010, the court granted the Bank partial summary judgment effectively terminating some of the claims that had not already been dismissed. The court also denied in its entirety IndyMac’s motion for summary judgment against the Bank. This leaves one claim for negligence against the Bank to go to trial. The Bank is appealing the decision not to grant it summary judgment on the remaining claim.

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

VSB Bancorp, Inc.

Date: August 10, 2010	/s/ Raffaele M. Branca
Raffaele M. Branca
President, CEO and Principal Executive Officer

Date: August 10, 2010	/s/ Jonathan B. Lipschitz
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