Form 10-Q
period 2010-09-30
VSB BANCORP INC
filed 2010-11-10
CIK 1225874

UNITED STATES
SECURITY AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20849

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED SEPTEMBER 30, 2010

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

The Registrant had 1,831,185 common shares outstanding as of November 5, 2010.

CROSS REFERENCE INDEX

		Page
PART I

Item 1	Consolidated Statements of Financial Condition as of September 30, 2010 and December 31, 2009 (unaudited)	4
	Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2010 and 2009 (unaudited)	5
	Consolidated Statements of Changes in Stockholders’ Equity for the Nine Months Ended September 30, 2010 and the Year Ended December 31, 2009 (unaudited)	6
	Consolidated Statements of Cash Flows for the Three and Nine Months Ended September 30, 2010 and 2009 (unaudited)	7
	Notes to Consolidated Financial Statements for the Three and Nine Months Ended September 30, 2010 and 2009 (unaudited)	8 to 19

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19 to 32
Item 3	Control and Procedures	32

PART II

Item 1	Legal Proceedings	33

Signature Page		34

	Exhibit 31.1, 31.2, 32.1, 32.2	35 to 38

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

VSB Bancorp, Inc.
Consolidated Statements of Financial Condition
(unaudited)

	September 30,	December 31,
	2010	2009

Assets:
Cash and due from banks	$48,172,249	$39,716,919
Investment securities, available for sale	111,825,511	113,912,404
Loans receivable	78,991,268	78,834,156
Allowance for loan loss	(1,246,245)	(1,063,454)
Loans receivable, net	77,745,023	77,770,702
Bank premises and equipment, net	2,815,726	3,204,063
Accrued interest receivable	613,366	722,228
Other assets	1,485,615	1,673,556
Total assets	$242,657,490	$236,999,872
Liabilities and stockholders’ equity:
Liabilities:
Deposits:
Demand and checking	$70,380,356	$70,372,448
NOW	36,535,651	32,501,930
Money market	25,787,453	28,124,315
Savings	15,213,703	15,001,936
Time	65,466,728	64,669,128
Total deposits	213,383,891	210,669,757
Escrow deposits	355,811	316,329
Accounts payable and accrued expenses	2,450,261	1,529,837
Total liabilities	216,189,963	212,515,923

Stockholders’ equity:
Common stock ($.0001 par value, 3,000,000 shares authorized, 1,989,509 issued, 1,840,200 outstanding at September 30, 2010 and 1,945,134 issued, 1,762,191 outstanding at December 31, 2009)	199	195
Additional paid in capital	9,211,286	9,317,719
Retained earnings	17,192,444	16,112,741
Treasury stock, at cost (149,309 shares at September 30, 2010 and 182,943 shares at December 31, 2009)	(1,466,575)	(1,840,249)
Unearned Employee Stock Ownership Plan shares	(605,863)	(732,672)
Accumulated other comprehensive income, net of taxes of $1,801,357 and $1,371,416, respectively	2,136,036	1,626,215
Total stockholders’ equity	26,467,527	24,483,949

Total liabilities and stockholders’ equity	$242,657,490	$236,999,872

See notes to consolidated financial statements.

VSB Bancorp, Inc.
Consolidated Statements of Operations
(unaudited)

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	Sep. 30, 2010	Sep. 30, 2009	Sep. 30, 2010	Sep. 30, 2009
Interest and dividend income:
Loans receivable	$1,492,206	$1,360,529	$4,333,693	$4,014,424
Investment securities	1,089,101	1,252,213	3,375,355	3,949,499
Other interest earning assets	16,709	11,199	39,599	21,633
Total interest income	2,598,016	2,623,941	7,748,647	7,985,556
Interest expense:
NOW	42,915	37,685	123,515	100,458
Money market	58,250	63,044	183,754	186,499
Savings	11,978	12,186	35,567	38,507
Time	136,333	202,074	444,343	733,391
Total interest expense	249,476	314,989	787,179	1,058,855

Net interest income	2,348,540	2,308,952	6,961,468	6,926,701
Provision for loan loss	15,000	75,000	125,000	450,000
Net interest income after provision for loan loss	2,333,540	2,233,952	6,836,468	6,476,701
Non-interest income:
Loan fees	18,383	19,359	37,238	69,883
Service charges on deposits	559,728	528,203	1,651,448	1,612,252
Net rental income	14,950	13,965	41,199	38,049
Other income	42,814	35,557	129,175	105,152
Total non-interest income	635,875	597,084	1,859,060	1,825,336
Non-interest expenses:
Salaries and benefits	1,018,505	920,478	2,972,763	2,744,206
Occupancy expenses	358,718	372,965	1,084,114	1,125,288
Legal expense	53,443	47,164	230,224	181,660
Professional fees	68,000	78,000	194,850	230,500
Computer expense	66,020	70,046	198,572	207,742
Directors’ fees	59,475	55,500	179,000	167,275
FDIC and NYSBD assessments	105,000	102,000	304,000	279,000
Other expenses	305,864	303,661	948,558	939,279
Total non-interest expenses	2,035,025	1,949,814	6,112,081	5,874,950
Income before income taxes	934,390	881,222	2,583,447	2,427,087
Provision/(benefit) for income taxes:
Current	453,982	407,432	1,241,092	1,283,635
Deferred	(26,453)	(679)	(59,104)	(163,365)
Total provision for income taxes	427,529	406,753	1,181,988	1,120,270
Net income	$506,861	$474,469	$1,401,459	$1,306,817
Earnings per share:
Basic	$0.28	$0.26	$0.79	$0.72
Diluted	$0.28	$0.26	$0.79	$0.72
Comprehensive income	$611,445	$989,054	$1,911,280	$2,727,125
Book value per common share	$14.38	$13.69	$14.38	$13.69

See notes to consolidated financial statements.

VSB Bancorp, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
Year Ended December 31, 2009 and Nine Months Ended September 30, 2010
(unaudited)

	Number of						Accumulated
	Common		Additional		Treasury	Unearned	Other	Total
	Shares	Common	Paid-In	Retained	Stock,	ESOP	Comprehensive	Stockholders’
	Outstanding	Stock	Capital	Earnings	at cost	Shares	Income	Equity

Balance at January 1, 2009	1,882,461	$192	$9,200,010	$14,714,143	$(395,891)	$(901,750)	$587,063	$23,203,767

Exercise of stock option, including tax benefit	21,250	3	118,624					118,627
Stock-based compensation			1,278					1,278
Amortization of earned portion of ESOP common stock						169,078		169,078
Amortization of cost over fair value - ESOP			(2,193)					(2,193)
Cash dividends declared ($0.24 per share)				(423,679)				(423,679)
Purchase of treasury stock, at cost	(141,520)				(1,444,358)			(1,444,358)
Comprehensive income:
Net income				1,822,277				1,822,277
Other comprehensive income, net:
Change in unrealized gain on securities available for sale, net of tax effects	—	—	—	—	—	—	1,039,152	1,039,152
Total comprehensive income								2,861,429

Balance at December 31, 2009	1,762,191	$195	$9,317,719	$16,112,741	$(1,840,249)	$(732,672)	$1,626,215	$24,483,949

Exercise of stock option, including tax benefit	44,375	4	292,207					292,211
Stock-based compensation			47,183					47,183
Amortization of earned portion of ESOP common stock						126,809		126,809
Amortization of cost over fair value - ESOP			(50,237)					(50,237)
Cash dividends declared ($0.18 per share)				(321,756)				(321,756)
Purchase of treasury stock, at cost	(1,866)				(21,912)			(21,912)
Contribution to RRP Trust from treasury shares	35,500		(395,586)		395,586			—
Comprehensive income:
Net income				1,401,459				1,401,459
Other comprehensive income, net:
Change in unrealized gain on securities available for sale, net of tax effects	—	—	—	—	—	—	509,821	509,821
Total comprehensive income								1,911,280

Balance at September 30, 2010	1,840,200	$199	$9,211,286	$17,192,444	$(1,466,575)	$(605,863)	$2,136,036	$26,467,527

See notes to consolidated financial statements.

VSB Bancorp, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	Sep. 30, 2010	Sep. 30, 2009	Sep. 30, 2010	Sep. 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$506,861	$474,469	$1,401,459	$1,306,817
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	147,390	163,910	449,156	502,691
Accretion of income, net of amortization of premium	12,478	(1,422)	21,753	(15,943)
ESOP compensation expense	25,085	26,521	76,572	68,695
Stock-based compensation expense	23,789	320	47,183	959
Provision for loan losses	15,000	75,000	125,000	450,000
(Increase)/decrease in prepaid and other assets	(8,578)	38,838	187,941	321,247
Decrease in accrued interest receivable	5,965	5,475	108,862	18,012
Increase in deferred income taxes	(26,453)	(679)	(59,104)	(163,365)
Increase in accrued expenses and other liabilities	428,232	8,596	549,588	263,632
Net cash provided by operating activities	1,129,769	791,028	2,908,410	2,752,745

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in loan receivable	(1,629,610)	(3,444,888)	(21,852)	(6,883,891)
Proceeds from repayment of investment securities, available for sale	8,838,964	10,362,372	27,560,762	28,711,718
Purchases of investment securities, available for sale	(9,167,708)	(10,638,412)	(24,633,330)	(22,414,623)
Purchases of premises and equipment	(12,548)	(54,439)	(60,819)	(158,613)
Net cash (used in)/provided by investing activities	(1,970,902)	(3,775,367)	2,844,761	(745,409)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	(12,340,815)	2,743,593	2,753,616	14,457,743
Exercise of stock options	—	—	292,211	118,627
Purchase of treasury stock, at cost	(5,566)	—	(21,912)	(462,972)
Cash dividends paid	(109,093)	(108,286)	(321,756)	(323,438)
Net cash (used in)/provided by financing activities	(12,455,474)	2,635,307	2,702,159	13,789,960

NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(13,296,607)	(349,032)	8,455,330	15,797,296

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	61,468,856	37,386,551	39,716,919	21,240,223

CASH AND CASH EQUIVALENTS, END OF PERIOD	$48,172,249	$37,037,519	$48,172,249	$37,037,519

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$249,231	$305,803	$816,435	$1,187,914
Taxes	$633,463	$343,542	$1,347,868	$869,394

See notes to consolidated financial statements.

VSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)

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

Cash and Cash Equivalents – Cash and cash equivalents consists of cash on hand, due from banks and interest-bearing deposits. Net cash flows are reported for customer loan and deposit transactions and interest-bearing deposits with original maturities of 90 days or less. Regulation D of the Board of Governors of the Federal Reserve System requires that Victory State Bank maintain interest-bearing deposits or cash on hand as reserves against its demand deposits. The amount of reserves which Victory State Bank is required to maintain depends upon its level of transaction accounts. During the fourteen day period from September 23, 2010 through October 6, 2010, Victory State Bank was required to maintain reserves, after deducting vault cash, of $4,370,000. Reserves are required to be maintained on a fourteen day basis, so, from time to time, Victory State Bank may use available cash reserves on a day to day basis, so long as the fourteen day average reserves satisfy Regulation D requirements. Victory State Bank is required to report transaction account levels to the Federal Reserve on a weekly basis.

Interest-bearing bank balances – Interest-bearing bank balances mature overnight and are carried at cost.

Investment Securities, Available for Sale - Investment securities, available for sale, are to be held for an unspecified period of time and include securities that management intends to use as part of its asset/liability strategy. These securities may be sold in response to changes in interest rates, prepayments or other factors and are carried at estimated fair value. Gains or losses on the sale of such securities are determined by the specific identification method. Interest income includes amortization of purchase premium and accretion of purchase discount. Premiums and discounts are recognized in interest income using a method that approximates the level yield method without anticipating prepayments, except for mortgage-backed securities where prepayments are estimated. Unrealized holding gains or losses, net of deferred income taxes, are excluded from earnings and reported as other comprehensive income in a separate component of stockholders’ equity until realized. For debt securities with other than temporary impairment (OTTI) that management does not intend to sell or expect to be required to sell, the amount of impairment is split into two components as follows: 1) OTTI related to credit loss, which must be recognized in the income statement and 2) OTTI related to other factors, which is recognized in other comprehensive income. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis.

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

Basic and Diluted Net Income Per Common Share - The Company has stock compensation awards with non-forfeitable dividend rights which are considered participating securities. As such, earnings per share is computed using the two-class method. Basic earnings per common share is computed by dividing net income allocated to common stock by the weighted average number of common shares outstanding during the period which excludes the participating securities. Diluted earnings per common share includes the dilutive effect of additional potential common shares from stock-based compensation plans, but excludes awards considered participating securities. Earnings and dividends per share are restated for all stock splits and stock dividends through the date of issuance of the financial statements.

Basic net income per share of common stock is based on 1,772,566 shares and 1,809,218 shares, the weighted average number of common shares outstanding for the three months ended September 30, 2010 and 2009, respectively. Diluted net income per share of common stock is based on 1,772,635 and 1,828,638, the weighted average number of common shares outstanding plus potentially dilutive common shares for the three months ended September 30, 2010 and 2009, respectively. The weighted average number of potentially dilutive common shares excluded in calculating diluted net income per common share due to the anti-dilutive effect is 36,876 and 36,082 shares for the three months ended September 30, 2010 and 2009, respectively. Common stock equivalents were calculated using the treasury stock method.

Basic net income per share of common stock is based on 1,754,466 shares and 1,803,281 shares, the weighted average number of common shares outstanding for the nine months ended September 30, 2010 and 2009, respectively. Diluted net income per share of common stock is based on 1,754,633 and 1,820,612, the weighted average number of common shares outstanding plus potentially dilutive common shares for the nine months ended September 30, 2010 and 2009, respectively. The weighted average number of potentially dilutive common shares excluded in calculating diluted net income per common share due to the anti-dilutive effect is 34,677 and 54,094 shares for the nine months ended September 30, 2010 and 2009, respectively. Common stock equivalents were calculated using the treasury stock method.

The reconciliation of the numerators and the denominators of the basic and diluted per share computations for the three and nine months ended September 30, are as follows:

Reconciliation of EPS
	Three months ended	Three months ended
	September 30, 2010	September 30, 2009
Basic
Distributed earnings allocated to common stock	$106,354	$108,553
Undistributed earnings allocated to common sock	390,555	365,916
Net earnings allocated to common stock	$496,909	$474,469

Weighted common shares outstanding including participating securities	1,808,066	1,809,218
Less: Participating securities	(35,500)	—
Weighted average shares	1,772,566	1,809,218

Basic EPS	$0.28	$0.26

Diluted
Net earnings allocated to common stock	$496,909	$474,469

Weighted average shares for basic	1,772,566	1,809,218
Dilutive effects of:
Stock Options	69	19,420
Unvested shares not considered particpating securtities	—	—
	1,772,635	1,828,638

Diluted EPS	$0.28	$0.26

Reconciliation of EPS
	Nine months ended	Nine months ended
	September 30, 2010	September 30, 2009
Basic
Distributed earnings allocated to common stock	$315,804	$324,591
Undistributed earnings allocated to common sock	1,071,135	982,226
Net earnings allocated to common stock	$1,386,939	$1,306,817

Weighted common shares outstanding including participating securities	1,774,343	1,803,281
Less: Participating securities	(19,877)	—
Weighted average shares	1,754,466	1,803,281

Basic EPS	$0.79	$0.72

Diluted
Net earnings allocated to common stock	$1,386,939	$1,306,817

Weighted average shares for basic	1,754,466	1,803,281
Dilutive effects of:
Stock Options	167	17,331
Unvested shares not considered particpating securtities	—	—
	1,754,633	1,820,612

Diluted EPS	$0.79	$0.72

Net earnings allocated to common stock for the period is distributed earnings during the period, such as dividends on common shares outstanding, plus a proportional amount of retained income for the period based on restricted shares granted but unvested compared to the total common shares outstanding.

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

Stock Repurchase Programs – On September 8, 2008, the Company announced that its Board of Directors had authorized a Rule 10b5-1 stock repurchase program for the repurchase of up to 100,000 shares of the Company’s common stock. On April 21, 2009, the Company announced that its Board of Directors had authorized a second Rule 10b5-1 stock repurchase program for the repurchase of up to an additional 100,000 shares of the Company’s common stock. At September 30, 2010, the Company had repurchased a total of 184,809 shares of its common stock under these stock repurchase programs. Stock repurchases under the program have and will be accounted for using the cost method, in which the Company will reflect the entire cost of repurchased shares as a separate reduction of stockholders’ equity on its balance sheet.

Retention and Recognition Plan – At the April 27, 2010 Annual Meeting, the stockholders of VSB Bancorp, Inc. approved the adoption of the 2010 Retention and Recognition Plan (the “RRP”). The RRP authorizes the award of up to 50,000 shares of our common stock to directors, officers and employees. In conjunction with the approval the RRP, stockholders approved the award of 4,000 shares of stock to each of our eight directors who have at least five years of service. The director awards will vest over five years, with 20% vesting annually for each of the first five years after the award is made, subject to acceleration and forfeiture. On June 8, 2010, an additional 3,500 shares of stock were awarded to the President and CEO of the Company, which will vest over a 65 month period, with 20% vesting annually for each of the first five years starting in November 2011, subject to acceleration and forfeiture. The recipient of an award will not be required to make any payment to receive the award or the stock covered by the award. As of September 30, 2010, 35,500 shares of the RRP have been awarded. The Company recognizes compensation expense for the shares awarded under the RRP gradually as the shares vest, based upon the market price of the shares on the date of the award. For the nine months ended September 30, 2010, the Company recognized $39,138 of compensation expense related to the shares awarded. The income tax benefit resulting from this expense was $15,655. As of September 30, 2010, there was approximately $356,448 of unrecognized compensation costs related to the shares awarded. These costs are expected to be recognized over the next 4.50 years.

A summary of the status of the Company’s nonvested plan shares as of September 30, 2010 is as follows:

For the Nine Months Ended September 30, 2010:
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

In July 2010, the FASB issued an Accounting Standards Update (“ASU”), “Receivables: Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”. The objective of this ASU is for an entity to provide disclosures that facilitate financial statement users’ evaluation of the nature of credit risk inherent in the entity’s portfolio of financing receivables, how that risk is analyzed and assessed in arriving at the allowance for credit losses, and the changes and reasons for those changes in the allowance for credit losses. An entity should provide disclosures on a disaggregated basis on two defined levels: (1) portfolio segment; and (2) class of financing receivable. The ASU makes changes to existing disclosure requirements and includes additional disclosure requirements about financing receivables, including credit quality indicators of financing receivables at the end of the reporting period by class of financing receivables, the aging of past due financing receivables at the end of the reporting period by class of financing receivables, and the nature and extent of troubled debt restructurings that occurred during the period by class of financing receivables and their effect on the allowance for credit losses. For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The adoption is disclosure related only and the Company expects that adoption will have no impact on the results of operations.

3.      INVESTMENT SECURITIES, AVAILABLE FOR SALE

The following table summarizes the amortized cost and fair value of the available-for-sale investment securities portfolio at September 30, 2010 and December 31, 2009 and the corresponding amounts of unrealized gains and losses therein:

	September 30, 2010
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

FNMA MBS - Residential	$3,669,895	$167,949	$—	$3,837,844
GNMA MBS - Residential	1,110,260	74,506	—	1,184,766
Whole Loan MBS - Residential	1,476,804	42,910	—	1,519,714
Collateralized mortgage obligations	101,631,159	3,652,028	—	105,283,187
	$107,888,118	$3,937,393	$—	$111,825,511

	December 31, 2009
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

FNMA MBS - Residential	$4,855,213	$185,607	$—	$5,040,820
GNMA MBS - Residential	1,265,428	55,812	—	1,321,240
Whole Loan MBS - Residential	1,860,603	15,135	(18,845)	1,856,893
Collateralized mortgage obligations	102,933,529	3,085,224	(325,302)	105,693,451
	$110,914,773	$3,341,778	$(344,147)	$113,912,404

There were no sales of investment securities for the nine months ended September 30, 2010 and the year ended December 31, 2009.

The amortized cost and fair value of the investment securities portfolio are shown by expected maturity. Expected maturities may differ from contractual maturities, especially for collateralized mortgage obligations, if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2010
Securities, Available for Sale	Amortized	Fair
Expected Maturity	Cost	Value
Less than one year	$644,248	$655,337
Due after one year through five years	2,046,552	2,085,394
Due after five years through ten years	32,449,412	34,059,004
Due after ten years	72,747,906	75,025,776
	$107,888,118	$111,825,511

At September 30, 2010, there were no investment securities with an unrealized loss. The following table summarizes the investment securities with unrealized losses at December 31, 2009 by aggregated major security type and length of time in a continuous unrealized loss position:

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

Securities pledged had a carrying amount of $55,267,480 and $54,199,477 at September 30, 2010 and December 31, 2009, respectively and were pledged to secure public deposits and balances in excess of the deposit insurance limit on certain customer accounts.

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

The carrying amounts and estimated fair values of financial instruments, at September 30, 2010 and December 31, 2009 are as follows:

	September 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets:
Cash and cash equivalents	$48,172,249	$48,172,249	$39,716,919	$39,716,919
Investment securities, available for sale	111,825,511	111,825,511	113,912,404	113,912,404
Loans receivable	77,745,023	78,474,967	77,770,702	78,515,058
Other financial assets	613,366	613,366	722,228	722,228
Total Financial Assets	$238,356,149	$239,086,093	$232,122,253	$232,866,609
Financial Liabilities:
Non-interest bearing deposits	$70,736,167	$70,736,167	$70,688,777	$70,688,777
Interest bearing deposits	143,003,535	142,947,399	140,297,309	140,258,492
Other liabilities	19,116	19,116	45,695	45,695
Total Financial Liabilities	$213,758,818	$213,702,682	$211,031,781	$210,992,964

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

	Fair Value Measurements at September 30, 2010 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	September 30,	Identical Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
Assets:
FNMA MBS - Residential	$3,837,844	$—	$3,837,844	$—
GNMA MBS - Residential	1,184,766	—	1,184,766	—
Whole Loan MBS - Residential	1,519,714	—	1,519,714	—
Collateralized mortgage obligations	105,283,187	—	105,283,187	—
Total Available for sale Securities	$111,825,511	$—	$111,825,511	$—

	Fair Value Measurements at December 31, 2009 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
Assets:
FNMA MBS - Residential	$5,040,820	$—	$5,040,820	$—
GNMA MBS - Residential	1,321,240	—	1,321,240	—
Whole Loan MBS - Residential	1,856,893	—	1,856,893	—
Collateralized mortgage obligations	105,693,451	—	105,693,451	—
Total Available for sale Securities	$113,912,404	$—	$113,912,404	$—

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

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

Impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 3 inputs based on internally customized discounting criteria and updated appraisals when received.

Fair Value Measurements at September 30, 2010 Using
Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	September 30,	Identical Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans	$381,264	$—	$—	$381,264

Fair Value Measurements at December 31, 2009 Using
Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans	$43,505	$—	$—	$43,505

As of September 30, 2010, we had one impaired loan with a specific reserve that was collateral dependent. Collateral dependent impaired loans, which are measured for impairment using the fair value of the collateral, had a carrying amount of $396,996, with a valuation allowance of $15,732, causing an additional provision for loan losses of $15,000 for the period.

As of December 31, 2009, we had one impaired loan with a specific reserve that was collateral dependent. Collateral dependent impaired loans, which are measured for impairment using the fair value of the collateral, had a carrying amount of $43,505.

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition at September 30, 2010

Total assets were $242,657,490 at September 30, 2010, an increase of $5,657,618 or, 2.4%, from December 31, 2009. The increase resulted from the investment of funds available to us as the result of an increase in deposits and retained earnings. The deposit increase was caused generally by our efforts to grow our franchise and specifically by the deposit increases at our branch offices. We invested these funds primarily in cash and cash equivalents. The principal changes resulting in the net increase in assets can be summarized as follows:

●	a $8,455,330 net increase in cash and cash equivalents, partially offset by
●	a $2,086,893 net decrease in investment securities available for sale and
●	a $388,337 net decrease in bank premises and equipment.

In addition to these changes in major asset categories, we also experienced changes in other asset categories due to normal fluctuations in operations. We had a slight increase in gross loans receivable but a slight decrease in net loans receivable because we increased our allowance for loan losses.

Our deposits (including escrow deposits) were $213,739,702 at September 30, 2010, an increase of $2,753,616 or 1.31%, from December 31, 2009 as a result of our active solicitation of retail deposits to increase funds for investment. The increase in deposits resulted from increases of $4,033,721 in NOW accounts, $797,600 in time deposits, $211,767 in savings accounts, $39,482 in escrow deposits and $7,908 in non-interest demand deposits, partially offset by a decrease of $2,336,862 in money market accounts. Our other liabilities were $2,450,261 at September 30, 2010, an increase of $920,424 or 60.2%, from December 31, 2009 primarily due to an increase in our deferred tax liability caused by the deferred tax effect of our FAS115 adjustment on investment securities.

Total stockholders’ equity was $26,467,527 at September 30, 2010, an increase of $1,983,578 or 8.10%, from December 31, 2009. The increase reflected: (i) $1,079,703 net increase in retained earnings due to net income of $1,401,459 for the nine months ended September 30, 2010 partially offset by $321,756 of dividends paid in 2010; (ii) an increase in the net unrealized gain on securities available for sale of $509,821 reflecting the positive effect of low market interest rates on the fair value of our securities portfolio; (iii) a $292,211 increase due to the exercise by officers and directors of options to purchase 44,375 shares of common stock; and (iv) a reduction of $126,809 in Unearned ESOP shares reflecting the gradual payment of the loan we made to fund the ESOP’s purchase of our stock. The initial implementation of the RRP resulted in a $395,586 reduction in additional paid in capital and a corresponding reduction in Treasury shares, with no net change in stockholders’ equity. Additionally, there was a $21,912 increase in Treasury shares representing the cost of 1,866 shares of common stock we repurchased in the second quarter and third quarter of 2010 under our Company’s previously announced stock repurchase plans.

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

4.
The law includes a number of changes to expand FDIC insurance coverage, as well as changes to the premiums banks must pay for insurance coverage, and the requirements applicable to the reserve ratio (the ratio of the deposit insurance fund to the amount of insured deposits). One important change is that, in the future, deposit insurance premiums we pay will be based upon total assets minus tangible capital, rather than based upon deposits. Since we do not use material borrowings to provide funds for asset growth, and we do not have material intangible assets that are excluded from capital such as goodwill, we anticipate that our share of the total deposit premiums to be collected may decrease as the result of this change. However, other factors, such as required replenishment of the current reserve fund, which has a negative reserve ratio and which must be increased to 1.35% of total insured deposits in the next ten years, as well as future failures of banks that may further deplete the fund, may result in an increase in our future deposit insurance premium. The FDIC must provide an offset for smaller banks negating the adverse effect of requiring a reserve ratio in excess of 1.15%, but reaching even the 1.15% ratio may require additional burdens on smaller banks. The overall increase in premiums may more than offset the effect of the change from a deposit-based to an asset-based premium structure.

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

8.
The law creates a new federal agency – the Bureau of Consumer Financial Protection – which will have substantial authority to regulate consumer financial transactions. Our loans are primarily made to businesses rather than individual consumers, so the bureau will not have a direct effect on many of our loan transactions. However, the bureau also has authority to regulate other non-loan consumer transactions, such as deposits and electronic banking transactions. The implementation of new consumer regulations may increase our operating costs in a manner we cannot predict until regulations are adopted.

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

Making permanent residential mortgage loans is not a material part of our business, and our investments in mortgage-backed securities and collateralized mortgage obligations have been made with a view towards avoiding the types of securities that are backed by low quality mortgage-related assets. However, one of the primary focuses of our local business is receiving deposits from, and making loans to, businesses involved in the construction and building trades industry on Staten Island. Construction loans represented a significant component of our loan portfolio, reaching 39.8% of total loans at year end 2005. As we monitored the economy and the strength of the local construction industry, we elected to reduce our portfolio of construction loans. By September 30, 2010, the percentage had declined to 8.3%. However, developers and builders provide not only a source of loans, but they also provide us with deposits and other business. If the weakness in the economy continues or worsens, then that could have a substantial adverse effect on our customers and potential customers, making it more difficult for us to find satisfactory loan opportunities and low-cost deposits. This could compel us to invest in lower yielding securities instead of higher-yielding loans and could also reduce low cost funding sources such as checking accounts and require that we replace them with higher cost deposits such as time deposits. Either or both of those shifts could reduce our net income.

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

Our FDIC regular insurance premium was $96,359 in the third quarter of 2010 compared to $68,901 in the third quarter of 2009 (excluding the $101,950 special assessment described below), an increase of 39.9%. In contrast, the level of deposits, on which the FDIC insurance premium is based, increased only 13.6%. The FDIC is currently in the process of reviewing its deposit insurance premium assessment rates to reach and maintain the required ratio of reserve funds to total deposits. The FDIC has recently rescinded its plan to increase all deposit insurance rates by an additional 3 basis points beginning in 2011. Our Bank, even though we are in the lowest regulatory risk category, will be subject to an assessment rate between seven (7) and twelve (12) basis points per annum, which is higher than the assessment rate in 2008 of from five (5) to seven (7) basis points. The FDIC continues to have the right to increase these rates by 3 basis points without following mandatory federal rule making procedures. The FDIC also imposed a special assessment in 2009 on all FDIC-insured banks equal to 5 basis points on total assets minus Tier 1 capital. Our special assessment amounted to $101,950. The increase in the assessment rate and the special assessment significantly increased our deposit insurance expense in 2009.

Despite the deposit insurance premium increase and the special assessment, the fund created to pay the cost of resolving failed banks currently has a negative balance. The FDIC has recently published estimates that the losses to the fund from 2010 through 2014 will be $52 billion instead of the previous estimate of $60 billion. As a result, the FDIC rescinded the 3 basis point increase scheduled to take effect in 2011. However, if these estimates turn out to be incorrect, and the losses to the insurance fund increase, the FDIC could increase insurance premiums and thereby increase our non-interest expense.

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

When market interest rates begin increasing, which we expect will occur at some point in the future, we anticipate an initial adverse effect on our net income. We anticipate that this will occur because our deposit rates should begin to rise, while loan yields remain relatively steady until the prime rate increases sufficiently that our loans begin to reprice above their interest rate floors. For most of our prime-rate based loans, this will not occur until the prime rate increases above 6%. Once our loan rates exceed the interest rate floors, increases in market interest rates should increase our net interest income because our cost of deposits should probably increase more slowly than the yields on our loans. However, customer preferences and competitive pressures may negate this positive effect because customers may choose to move funds into higher-earning deposit types as higher interest rates make them more attractive, or competitors offer premium rates to attract deposits. We also have a substantial portfolio of investment securities with fixed rates of interest, most of which are mortgage-backed securities with an estimated average life of not more than 5 years.

Results of Operations for the Three Months Ended September 30, 2010 and September 30, 2009

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

General. We had net income of $506,861 for the quarter ended September 30, 2010, compared to net income of $474,469 for the comparable quarter in 2009. The principal categories which make up the 2010 net income are:

●	Interest income of $2,598,016
●	Reduced by interest expense of $249,476
●	Reduced by a provision for loan losses of $15,000
●	Increased by non-interest income of $635,875
●	Reduced by non-interest expense of $2,035,025
●	Reduced by income tax expense of $427,529

We discuss each of these categories individually and the reasons for the differences between the quarters ended September 30, 2010 and 2009 in the following paragraphs.

Interest Income. Interest income was $2,598,016 for the quarter ended September 30, 2010, compared to $2,623,941 for the quarter ended September 30, 2009, a decrease of $25,925, or 1.0%. There were two principal reasons for the decline. First, a $1.5 million decrease in average balance in investment securities between the periods coupled with a decline in market interest rates, were the principal causes of a $163,112 decline in interest income on investment securities. Second, an increase in the average balance of other interest-earning assets shifted our asset mix toward our lowest interest-earning asset category due to our decision to become more liquid to provide increased flexibility in the event of an interest rate increase. On the positive side, interest income on loans increased by $131,677 as the average balance of loans increased between the periods.

We had an $8,282,235 increase in average balance and a 5 basis point decrease in the average yield on loans from the quarter ended September 30, 2009 to the quarter ended September 30, 2010. The increase in the average balance was the result of our efforts to increase our loan portfolio. Our average non-performing loans increased by $4.8 million, for the quarter ending September 30, 2010 from the same period in 2009, hampering an increase in our average loan yield. The interest rate floors on our loans have helped to stabilize interest income from the loan portfolio, but these floors will have the effect of limiting increases in our income until the prime rate rises above 6%.

We experienced a 51 basis point decrease in the average yield on our investment securities portfolio, from 4.26% to 3.75%, due to the purchase of new investment securities at lower market rates than the yields on the principal paydowns we received. The average balance of our investment portfolio decreased by $1,544,698, or 1.32%, between the periods. The investment securities portfolio represented 73.8% of average non-loan interest earning assets in the 2010 period compared to 74.5% in the 2009 period as we deliberately limited our investment of available funds in investment securities due to the low yields available to us and our desire to avoid locking in those low yields for long periods while maintaining flexibility when interest rates eventually increase.

The average yield on other interest earning assets (principally overnight investments) increased 5 basis points from 0.11% for the quarter ended September 30, 2009 to 0.16% for the quarter ended September 30, 2010 and we had an increase in average balance of other interest earning assets of $839,877 from the quarter ended September 30, 2009 to the quarter ended September 30, 2010. This increase in average balance occurred because we chose to invest the excess proceeds from our deposit growth into overnight investments to increase our liquidity in a volatile market and to help establish a buffer for when market interest rates begin to rise.

Interest Expense. Interest expense was $249,476 for the quarter ended September 30, 2010, compared to $314,989 for the quarter ended September 30, 2009, a decrease of $66,513 or 20.8%. The decrease was primarily the result of a reduction in the rates we paid on deposits, principally on time deposits, reflecting a 43 basis point decrease in the cost of time deposits between the periods, due to the continuing low market interest rates. With market rates remaining at very low levels, customer time deposits continue to be renewed or replaced with new deposits at lower rates. As a result, our average cost of funds, excluding the effect of interest-free demand deposits, decreased to 0.68% from 0.91% between the periods.

Net Interest Income Before Provision for Loan Losses. Net interest income before the provision for loan losses was $2,348,540 for the quarter ended September 30, 2010, an increase of $39,588, or 1.7% over the $2,308,952 in the comparable 2009 period. The increase was primarily because the reduction in our cost of funds was greater than the reduction in our interest income when comparing the quarter ended September 30, 2010 to the same period ended 2009. Our interest rate spread increased 7 basis points to 3.69% for the quarter ended September 30, 2010 from 3.62% in the same period of 2009. The spread between the periods increased because the drop in the yield on our interest earning assets was smaller than the reduction in the cost of funds, primarily due to the $8.3 million increase in average loans, our highest yielding asset.

Our net interest margin decreased to 3.95% for the quarter ended September 30, 2010 from 3.98% in the same period of 2009. The interest rate margin decreased when we reinvested the proceeds from payments on investment securities at lower rates because of the decline in market interest rates and also because other interest earning assets (principally overnight investments) were a larger percentage of the asset mix. The margin is higher than the spread because it takes into account the effect of interest free demand deposits and capital. However, the average margin declined slightly while the spread increased slightly because interest free funds are less valuable when market interest rates are low and we are able to invest those funds in lower average yielding assets. In addition, we shifted more marginal, excess funds not needed to fund loans into overnight investments rather than purchasing investment securities so that we are positioned to better address an increase in market interest rates that many experts are predicting will occur in the foreseeable future.

Provision for Loan Losses. We took a provision for loan losses of $15,000 for the quarter ended September 30, 2010 compared to a provision for loan losses of $75,000 for the quarter ended September 30, 2009. The $60,000 decrease in the provision was due to our evaluation of our loan portfolio and the low level of charge-offs in the 2010 period. A number of factors justified the reduction. Although we experienced an increase in non-performing loans from $1,755,994 at September 30, 2009 to $6,459,626 at September 30, 2010, most of those loans are secured by real estate. We individually evaluated the non-performing mortgage loans based primarily upon updated appraisals and we determined that the level of our allowance was appropriate to address inherent losses. In addition, we had recoveries (which are added back to the allowance for loan losses) of $23,484 in the third quarter of 2010. We are aggressively collecting charged-off loans in an effort to recover the amounts charged off whenever we believe that collection efforts are likely to be fruitful. Overall, our allowance for loan losses increased from $1,024,025 or 1.40% of total loans, at September 30, 2009 to $1,246,245 or 1.57% of total loans, at September 30, 2010.

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

Although management uses available information to assess the appropriateness of the allowance on a quarterly basis in consultation with outside advisors and the board of directors, changes in national or local economic conditions, the circumstances of individual borrowers, or other factors, may change, increasing the level of problem loans and requiring an increase in the level of the allowance. The allowance for loan losses represented 1.57% of total loans at September 30, 2010, compared to 1.41% at September 30, 2009. There can be no assurance that a higher level, or a higher provision for loan losses, will not be necessary in the future.

Non-interest Income. Non-interest income was $635,875 for the quarter ended September 30, 2010, compared to $597,084 during the same period last year. The $38,791, or 6.5%, increase in non-interest income was a direct result of normal fluctuations in retail banking transactions and the fees derived from them, such as insufficient funds fees, in 2010 coupled with the general effect that higher average assets and deposits can be expected to generate higher bank fees. Loan fees decreased as an increase in non-accrual loans during the 2010 period required that we reverse the accrual of late fees on those loans.

Non-interest Expense. Non-interest expense was $2,035,025 for the quarter ended September 30, 2010, compared to $1,949,814 for the quarter ended September 30, 2009, an increase of $85,211 or 4.4%. The principal shifts in the individual categories were:

●	a $98,027 increase in salaries and benefits as a result of new hires, higher benefit costs and normal raises for existing employees;
●	a $14,247 decrease in occupancy expenses primarily due to the retirement of certain fixed assets.

In addition to these changes, we also experienced changes in the various other non-interest expenses categories due to normal fluctuations in operations.

Income Tax Expense. Income tax expense was $427,529 for the quarter ended September 30, 2010, compared to income tax expense of $406,753 for the same period ended 2009. The increase in income tax expense was due to the $53,168 increase in income before taxes in the 2010 period. Our effective tax rate for the quarter ended September 30, 2010 was 45.8% and for the quarter ended September 30, 2009 was 46.2%.

Results of Operations for the Nine Months Ended September 30, 2010 and September 30, 2009

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

General. We had net income of $1,401,459 for the nine months ended September 30, 2010, compared to net income of $1,306,817 for the comparable period in 2009. The principal categories which make up the 2010 net income are:

●	Interest income of $7,748,647
●	Reduced by interest expense of $787,179
●	Reduced by a provision for loan losses of $125,000
●	Increased by non-interest income of $1,859,060
●	Reduced by non-interest expense of $6,112,081
●	Reduced by income tax expense of $1,181,988

We discuss each of these categories individually and the reasons for the differences between the nine months ended September 30, 2010 and 2009 in the following paragraphs.

Interest Income. Interest income was $7,748,647 for the nine months ended September 30, 2010, compared to $7,985,556 for the nine months ended September 30, 2009, a decrease of $236,909, or 3.0%. There were two principal reasons for the decline. First, a $4.9 million decrease in average balance in investment securities between the periods, coupled with a decline in market interest rates, were the principal causes of a $574,144 decline in interest income on investment securities. Second, an increase in the average balance of other interest-earning assets shifted our asset mix toward our lowest interest-earning asset category due to our decision to become more liquid to provide increased flexibility in the event of an interest rate increase. On the positive side, interest income on loans increased by $319,269 as the average balance of loans increased between the periods due to our efforts to increase our loan portfolio.

The average balance of loans, our highest-yielding asset category, increased $9,427,468 from the nine months ended September 30, 2009 to the nine months ended September 30, 2010 due to management’s efforts to increase our loan portfolio. The positive effect of the increase in average balance was partially offset by a 30 basis point drop in our average loan yield due to the continued low market interest rate conditions and a higher level of recovery of non-accrual interest income, $164,708 for the first nine months in 2009, compared to $16,439 in the same period in 2010. The interest rate floors on our loans have helped to stabilize interest income from the loan portfolio, but these floors will have the effect of limiting increases in our income until the prime rate rises above 6%.

We experienced a 48 basis point decrease in the average yield on our investment securities portfolio, from 4.41% to 3.93%, due to the purchase of new investment securities at lower market rates than the yields on the principal paydowns we received. The average balance of our investment portfolio decreased by $4,922,071 or 4.11%, between the periods. The investment securities portfolio represented 75.2% of average non-loan interest earning assets in the 2010 period compared to 80.9% in the 2009 period as we deliberately limited our investment of available funds in investment securities due to the low yields available to us in the nine months ended September 30, 2010 and our desire to avoid locking in those low yields for long periods.

The average yield on other interest earning assets (principally overnight investments) increased 4 basis points from 0.10% for the nine months ended September 30, 2009 to 0.14% for the nine months ended September 30, 2010 and we had an increase in average balance of other interest earning assets of $9,654,967 from the nine months ended September 30, 2009 to the nine months ended September 30, 2010. This increase in average balance occurred because we chose to invest the excess proceeds from our deposit growth into overnight investments and Federal Reserve term deposits as a tool to increase our liquidity in a volatile market and to help establish a buffer for when market interest rates begin to rise.

Interest Expense. Interest expense was $787,179 for the nine months ended September 30, 2010, compared to $1,058,855 for the nine months ended September 30, 2009, a decrease of $271,676 or 25.7%. The decrease was primarily the result of a reduction in the rates we paid on deposits, principally on time deposits, reflecting a 55 basis point decrease in the cost of time deposits between the periods, due to continuing low market interest rates. As a result, our average cost of funds, excluding the effect of interest-free demand deposits, decreased to 0.73% from 1.06% between the periods.

Net Interest Income Before Provision for Loan Losses. Net interest income before the provision for loan losses was $6,961,468 for the nine months ended September 30, 2010, an increase of $34,767, or 0.50%, from $6,926,701 in the comparable 2009 period. The small increase was due to the $236,909 decrease in interest income partially offset by the positive effect of the reduction in our cost of funds of 32 basis points. The $236,909 decrease in interest income was due to the decline in the average yield on interest earning assets of 41 basis points from the nine months ended September 30, 2009 to the nine months ended September 30, 2010. The effect of lower yields was partially offset by the $14,160,364 increase in average earning assets in the 2010 period as we increased interest earning assets by invested funds obtained from our efforts to grow deposits. Our interest rate spread decreased 8 basis points to 3.74% for the nine months ended September 30, 2010 from 3.82% in the same period of 2009. The spread declined because our lowest yielding assets, overnight investments, were a larger percentage of the earning asset mix in 2010 and the overall yield on interest earning assets decreased faster than the reduction in our cost of funds.

Our net interest margin decreased to 4.01% for the nine months ended September 30, 2010 from 4.23% in the same period of 2009. The interest rate margin decreased when we invested the proceeds from payments on investment securities at lower rates because of the decline in market interest rates and also because other interest earning assets (principally overnight investments) were a larger percentage of the asset mix. The margin is higher than the spread because it takes into account the effect of interest free demand deposits and capital. However, the average margin declined more rapidly than the spread because we shifted more marginal, excess funds not needed to fund loans into overnight investments rather than purchasing investment securities to position ourselves to better address an increase in market interest rates that many experts are predicting will occur in the foreseeable future.

Provision for Loan Losses. We took a provision for loan losses of $125,000 for the nine months ended September 30, 2010 compared to a provision for loan losses of $450,000 for the nine months ended September 30, 2009. The $325,000 decrease in the provision was due to our evaluation of our loan portfolio and substantially lower level of charge-offs in the 2010 period. Charge-offs totaled $22,712 for the nine months ended September 30, 2010 as compared to $467,336 in the same period in 2009 while we had recoveries of $80,503 in the first nine months of 2010 compared to recoveries of $53,485 during the first nine months of 2009. We are aggressively collecting charged-off loans in an effort to recover the amounts charged off whenever we believe that collection efforts are likely to be fruitful. Although we experienced an increase in non-performing loans from $1,755,994 at September 30, 2009 to $6,459,626 at September 30, 2010, most of those loans are secured by real estate. We individually evaluated the non-performing mortgage loans based primarily upon updated appraisals and we determined that the level of our allowance was appropriate to address inherent losses. Overall, our allowance for loan losses increased from $1,024,025, or 1.40% of total loans at September 30, 2009 to $1,246,245, or 1.57% of total loans, at September 30, 2010.

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

Although management uses available information to assess the appropriateness of the allowance on a quarterly basis in consultation with outside advisors and the board of directors, changes in national or local economic conditions, the circumstances of individual borrowers, or other factors, may change, increasing the level of problem loans and requiring an increase in the level of the allowance. The allowance for loan losses represented 1.57% of total loans at September 30, 2010 compared to 1.41% at September 30, 2009. There can be no assurance that a higher level, or a higher provision for loan losses, will not be necessary in the future.

Non-interest Income. Non-interest income was $1,859,060 for the nine months ended September 30, 2010, compared to $1,825,336 during the same period last year. The $33,724, or 1.9%, increase in non-interest income was a direct result of normal fluctuations in retail banking transactions and the fees derived from them, such as insufficient funds fees, in 2010. Loan fees decreased as an increase in non-accrual loans during the 2010 period required that we reverse the accrual of late fees on those loans.

Non-interest Expense. Non-interest expense was $6,112,081 for the nine months ended September 30, 2010, compared to $5,874,950 for the nine months ended September 30, 2009, an increase of $237,131 or 4.0%. The principal shifts in the individual categories were:

●
a $228,557 increase in salaries and benefits as a result of new hires, higher related benefit costs, including the costs of the recently adopted stock plans, and increased salary and benefits due to normal raises;

●	a $48,564 increase in legal expense primarily due to increased collection costs;
●	a $25,000 increase in FDIC and NYSBD assessments due to an increase in the FDIC assessment rate and assessment base over the prior year;
●	a $41,174 decrease in occupancy expenses due to the full depreciation of certain fixed assets; and
●	a $35,650 decrease in professional fees due to the costs involved with the hiring of key staff in 2009 period.

In addition to these changes, we also experienced changes in the various other non-interest expenses categories due to normal fluctuations in operations.

Income Tax Expense. Income tax expense was $1,181,988 for the nine months ended September 30, 2010, compared to income tax expense of $1,120,270 for the same period ended 2009. The increase in income tax expense was due to the $156,360 increase in income before income taxes in the 2010 period. Our effective tax rate for the nine months ended September 30, 2010 was 45.8% and for the nine months ended September 30, 2009 was 46.2%.

VSB Bancorp, Inc.
Consolidated Average Balance Sheets
(unaudited)

	Three				Three				Nine				Nine
	Months Ended				Months Ended				Months Ended				Months Ended
	Sep. 30, 2010				Sep. 30, 2009				Sep. 30, 2010				Sep. 30, 2009
	Average			Yield/	Average			Yield/	Average			Yield/	Average			Yield/
	Balance		Interest	Cost	Balance		Interest	Cost	Balance		Interest	Cost	Balance		Interest	Cost

Assets:
Interest-earning assets:
Loans receivable	$79,291,813		$1,492,206	7.43%	$71,009,578		$1,360,529	7.48%	$79,090,898		$4,333,693	7.32%	$69,663,430		$4,014,424	7.62%
Investment securities, afs	115,185,650		1,089,101	3.75	116,730,348		1,252,213	4.26	114,727,995		3,375,355	3.93	119,650,066		3,949,499	4.41
Other interest-earning assets	40,892,132		16,709	0.16	40,052,255		11,199	0.11	37,946,205		39,599	0.14	28,291,238		21,633	0.10
Total interest-earning assets	235,369,595		2,598,016	4.37	227,792,181		2,623,941	4.53	231,765,098		7,748,647	4.47	217,604,734		7,985,556	4.88

Non-interest earning assets	8,373,191				4,451,999				8,752,172				4,968,315
Total assets	$243,742,786				$232,244,180				$240,517,270				$222,573,049

Liabilities and equity:
Interest-bearing liabilities:
Savings accounts	$15,380,086		11,978	0.31	$14,382,492		12,186	0.34	$15,337,351		35,567	0.31	$13,452,968		38,507	0.38
Time accounts	65,295,545		136,333	0.83	63,615,847		202,074	1.26	65,229,271		444,343	0.91	67,189,776		733,391	1.46
Money market accounts	26,947,870		58,250	0.86	27,410,656		63,044	0.91	28,254,099		183,754	0.87	25,002,496		186,499	1.00
Now accounts	37,233,822		42,915	0.46	32,539,332		37,685	0.46	35,182,199		123,515	0.47	27,586,887		100,458	0.49
Total interest-bearing liabilities	144,857,323		249,476	0.68	137,948,327		314,989	0.91	144,002,920		787,179	0.73	133,232,127		1,058,855	1.06
Checking accounts	69,702,483				67,296,333				68,288,162				63,111,585
Escrow deposits	375,319				426,026				424,378				472,859
Total deposits	214,935,125				205,670,686				212,715,460				196,816,571
Other liabilities	2,338,998				1,793,925				2,092,069				1,579,111
Total liabilities	217,274,123				207,464,611				214,807,529				198,395,682
Equity	26,468,663				24,779,569				25,709,741				24,177,367
Total liabilities and equity	$243,742,786				$232,244,180				$240,517,270				$222,573,049

Net interest income/net interest rate spread			$2,348,540	3.69%			$2,308,952	3.62%			$6,961,468	3.74%			$6,926,701	3.82%

Net interest earning assets/net interest margin	$90,512,272			3.95%	$89,843,854			3.98%	$87,762,178			4.01%	$84,372,607			4.23%

Ratio of interest-earning assets to interest-bearing liabilities	1.62	x			1.65	x			1.61	x			1.63	x

Return on Average Assets (1)	0.82%				0.79%				0.78%				0.77%
Return on Average Equity (1)	7.54%				7.42%				7.28%				7.10%
Tangible Equity to Total Assets	10.91%				11.01%				10.91%				11.01%

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

During the nine months ended September 30, 2010, we had a net increase in total deposits of $2,753,616 due to increases of $4,033,721 in NOW accounts, $797,600 in time deposits, $211,767 in savings accounts, $39,482 in escrow deposits and $7,908 in non-interest demand deposits, partially offset by a decrease of $2,336,862 in money market accounts. These are all what are commonly known as “retail” deposits that we obtain through the efforts of our branch network rather than “wholesale” deposits that some banks obtain from deposit brokers. We also received proceeds from repayment of investment securities of $27,560,762. We used $24,633,330 of available funds to purchase new investment securities and we had a net loan decrease of $21,852. These changes resulted in an overall increase in cash and cash equivalents of $8,455,330.

In contrast, during the nine months ended September 30, 2009, we had a net increase in total deposits of $14,457,743 due to increases of $14,403,236 in NOW accounts, $6,545,846 in non-interest demand deposits, $3,997,022 in money market accounts and $1,667,090 in savings accounts, partially offset by a decrease of $12,155,451 in time deposits. We also received proceeds from repayment of investment securities of $28,711,718. We used $22,414,623 of available funds to purchase new investment securities and we had a net loan increase of $6,883,891. These changes resulted in an overall increase in cash and cash equivalents of $15,797,296 because we elected not to use those funds to purchase investment securities.

At September 30, 2010, cash and cash equivalents represented 19.9% of total assets. We anticipate, based upon historical experience that these funds, combined with cash inflows we anticipate from payments on our loan and investment securities portfolios, will be sufficient to fund loan growth and unanticipated deposit outflows. As noted above, the federal legal prohibition on paying interest on demand deposit accounts has been repealed effective July 2011. Depending upon competitive pressures, we may need to implement interest-paying business checking in order to maintain demand deposits at historical levels or to increase such deposits.

As a secondary source of liquidity, at September 30, 2010 we had $111 million of investment securities classified available for sale. The disposition of these securities prior to maturity is an option available to us in the event, which we believe is unlikely, that our primary sources of liquidity and expected cash flows are insufficient to meet our need for funds. Additionally, we have the ability to borrow funds at the Federal Home Loan Bank of New York and the Federal Reserve Bank of New York using securities in our investment portfolio as collateral if the need arises. Based upon our assets size and the amount of our securities portfolio that qualifies as eligible collateral, we had more than $87.6 million of unused borrowing capability from the FHLBNY at September 30, 2010. Victory State Bank also has a $2 million unsecured credit facility with Atlantic Central Bankers Bank, which the Bank has not drawn upon. We do not anticipate a need for additional capital resources and do not expect to raise funds through a stock offering in the near future. As a result of our strong capital resources and available liquidity, we did not apply for or participate in the Treasury Departments TARP Capital Purchase Program. We have sufficient resources to allow us to continue to make loans as appropriate opportunities arise without having to rely on government funds to support our lending activities.

Victory State Bank satisfied all capital ratio requirements of the Federal Deposit Insurance Corporation at September 30, 2010, with a Tier I Leverage Capital ratio of 9.83%, a Tier I Capital to Risk-Weighted Assets ratio of 25.20%, and a Total Capital to Risk-Weighted Assets ratio of 26.45%.

VSB Bancorp, Inc. satisfied all capital ratio requirements of the Federal Reserve at September 30, 2010, with a Tier I Leverage Capital ratio of 9.98%, a Tier I Capital to Risk-Weighted Assets ratio of 24.49%, and a Total Capital to Risk-Weighted Assets ratio of 25.74%.

The following table sets forth our contractual obligations and commitments for future lease payments, time deposit maturities and loan commitments.

Contractual Obligations and Commitments at September 30, 2010

Contractual Obligations	Payment due by Period
	Less than	One to three	Four to five	After	Total Amounts
	One Year	years	years	five years	committed

Minimum annual rental payments under non-cancelable operating leases	$411,055	$846,750	$762,047	$1,132,519	$3,152,371
Remaining contractual maturities of time deposits	60,151,470	1,828,987	3,486,271	—	65,466,728
Total contractual cash obligations	$60,562,525	$2,675,737	$4,248,318	$1,132,519	$68,619,099

Other commitments	Amount of Commitment Expiration by Period
	Less than	One to three	Four to five	After	Total Amounts
	One Year	years	years	five years	committed

Loan commitments	$25,354,739	$4,740,454	$—	$—	$30,095,193

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

Non-Performing Loans

Management closely monitors non-performing loans and other assets with potential problems on a regular basis. We had sixteen non-performing loans, totaling $6,459,626 at September 30, 2010, compared to ten non-performing loans, totaling $1,697,151, at December 31, 2009 and twelve non-performing loans, totaling $1,755,994 at September 30, 2009. We believe that the increase was the result of the effect of adverse economic conditions on some of our borrowers. The following is information about the seven largest non-performing loans, totaling $5,565,340 in outstanding principal balance at September 30, 2010. Management believes it has taken appropriate steps with a view towards maximizing recovery and minimizing loss, if any, on these loans.

●
$2,412,274 in two loans to a retail business, which are fully secured by commercial real estate collateral. We have entered into a modified repayment arrangement with the borrower and we have obtained confessions of judgment. We have collected a large portion of their arrears and the borrower has agreed to pay all remaining arrears over the upcoming year and the borrower is current in payments under the modified payment terms. We maintain the personal guaranties of the principals on these loans.

●
$2,200,000 in two residential mortgage loans that are fully secured. We have entered into modified repayment arrangements with the borrowers and we have obtained confessions of judgment. We have collected a large portion of their arrears and the borrowers have agreed to pay all remaining arrears over the upcoming year. The borrowers are current in payments under the modified payments terms.

●
$381,264 in a loan to a local business in which we are a participant in the loan with another bank. We are not the lead lender. The loan is in arrears and the lead lender has commenced a foreclosure action. The loan is secured by a first mortgage on a commercial building, a security interest in the business, and the personal guaranties of the principals.

●
$341,581 in a loan to a local business, which is fully secured by a first mortgage on commercial real estate collateral. We have entered into modified repayment arrangements with the borrowers and we have obtained confessions of judgment. We maintain a security interest in the business as well as the personal guaranty of the principal. The borrower is current under the modified payments terms.

●
$330,221 in a loan to a local business, which is fully secured by a first mortgage on two pieces of commercial real estate. The loan has been sent to our attorneys for collection. We also have a security interest in the business as well as the personal guaranty of the principal.

In general, we recognize interest income on non-performing loans only when we actually receive the interest payment. If we have doubt as to our ability to collect the entire principal balance of a non-performing loan, or there are other adverse factors, then we may record payments as the return of principal without recognizing interest income. In addition, when a loan is initially designated as a non-accrual loan, we reduce interest income for the current period by the amount of interest income that we previously accrued during the current year that we did not receive. For the first nine months of 2010, we recognized $240,636 of interest income on non-performing loans because we actually received that interest income in cash. If those same non-performing loans had been fully performing in accordance with their original loan terms and all interest had been paid when due, we would have recognized an additional $28,216 of interest income during the first nine months of 2010.

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

Item 4 –Controls and Procedures

Evaluation of Disclosure Controls and Procedures: As of September 30, 2010, we undertook an evaluation of our disclosure controls and procedures under the supervision and with the participation of Raffaele M. Branca, President and CEO and Jonathan B. Lipschitz, Vice President and Controller. Disclosure controls are the systems and procedures we use that are designed to ensure that information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934 (such as annual reports on Form 10-K and quarterly periodic reports on Form 10-Q) is recorded, processed, summarized and reported, in a manner which will allow senior management to make timely decisions on the public disclosure of that information. Mr. Branca and Mr. Lipschitz concluded that our current disclosure controls and procedures are effective in ensuring that such information is (i) collected and communicated to senior management in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Since our last evaluation of our disclosure controls, we have not made any significant changes in, or taken corrective actions regarding, either our internal controls or other factors that could significantly affect those controls.

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

Part II

Item 1 – Legal Proceedings

The legal action pending in Supreme Court, Richmond County, commenced by IndyMac Bank, F.S.B. against the Bank, LaMattina & Associates, Inc. and others which was described in the report on Form 10-K for the company for the year ended December 31, 2009, has been settled for a negligible $35,000 payment by the Bank to Indymac, which payment was fully covered by our insurance. The settlement was approximately only 2% of the amount that Indymac demanded. The Bank settled the case to avoid the wasted time and effort necessary to prepare for a trial. The settlement agreement provides that it is not an admission that the Bank did anything wrong. The Bank believes that the negligible settlement amount is a vindication of the Bank’s position that its actions with respect to the entire matter were entirely proper.

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

VSB Bancorp, Inc.

Date: November 9, 2010	/s/ Raffaele M. Branca
Raffaele M. Branca
President, CEO and Principal Executive Officer

Date: November 9, 2010	/s/ Jonathan B. Lipschitz
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