Form 10-K
period 2010-12-31
VSB BANCORP INC
filed 2011-03-15
CIK 1225874

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

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
Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐.

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
Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2010 was $15,186,204.

Number of shares of the registrant’s common stock outstanding as of March 10, 2011: 1,825,009 shares.

Documents incorporated by reference:

Portions of the registrant’s definitive proxy statement filed on or about March 28, 2011 into Part III of this Form 10-K.

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

From 1990 to 2000, Staten Island’s population grew to 443,728 from 378,977, or a 17% increase. According to U.S. Census Department estimates, this growth rate has slowed, with the population estimated to have increased by only an additional 10.8% through July 1, 2009. The decline in the growth rate has itself accelerated, with the Census Department’s estimated year to year rate of increase generally declining throughout this decade. There was a modest shift from the 20 to 44 year age group to the 45 to 64 year age group during the decade of the 1990s. As a percentage of population, the 45 to 64 year age group increased from 19.8% to 23.4% during the decade. The Census Department estimates that this trend continued through at least 2009, when the 45 to 64 year age group increased to 27.1% of the total population. The largest age group continued to be the 20 to 44 age group, at 34.6% of total population in 2009, down from 37.0% in 2000.

However, the population news is not all negative when compared to the rest of New York State. Most notably, Staten Island fairs the highest among all 62 New York Counties when natural internal population growth is excluded and migration into the county is estimated. The U.S. Census estimates that net migration into the county was the highest in the entire state. Only 27 counties had an estimated net migration into the county during the period from the end of the 2000 census through July 1, 2009, and Staten Island was the best of those.

Median household income increased to $55,039 from $50,064 during the decade of the 90’s. Per capita income in 1999 was $23,905 in Staten Island, slightly higher than $23,389, the per capita income of New York State. One third of the households in Staten Island had household income of more than $75,000 in 1999. These income levels compare favorably with the national household median of $41,994 and the national per capita median of $21,587. The Census Department has not published comparable data for recent years, but management believes that median household income continues to be strong and that these income levels in Staten Island provide satisfactory support for personal home ownership, in turn supporting the home building industry, which is a major industry focus for Victory State Bank. However, recent economic disruption will have an adverse effect on local income levels because of increased unemployment, a reduction in wage increases, and possible wage reductions for employed persons. Although according to the United States Bureau of Labor Statistics, the unemployment rate in Staten Island and the New York metro area is below the national average, the unemployment rate has stabilized in the past year and may increase in the future as financial service firms and public sector employers report continuing layoffs.

Until the recent decline in the residential housing market, the median sales price of existing single family homes increased steadily from 2000 through 2006. According to the New York State Association of Realtors, the median price increased from $211,000 to $425,000 during that period. According to a report by the Center for an Urban Future, this means that the cost of a single family home on Staten Island is now out of reach to many middle-class families. As the population grew during the 1990s, total housing units increased as well, to 163,993 in 2000, as compared to 139,726 in 1990, an increase of 17.4%. However, perhaps confirming the reduction in affordability to the middle class, the growth in housing units has slowed, with an estimated 180,104 housing units at June 30, 2009, an increase of 9.9% since April 1, 2000. This slowing growth presents challenges to management because of our focus on the home building industry and related sectors of the local economy.

Declines in the residential housing market in the past few years creates problems faced by Staten Island, its residents and its businesses. According to Zillow.com, a real estate information service, the estimated median home value has increased 3.1% in the past year. Although there was an increase in the past year, the overall home values are still substantially lower than in 2007. The Center for an Urban Future report already noted an increase in foreclosures on Staten Island during 2006 which exceeded the increase in the rest of New York City. The decline in the price of homes and the economic downturn may accelerate this increase in foreclosed properties, which could exacerbate the decline in real estate values.

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

Making permanent residential mortgage loans is not a material part of our business, and our investments in mortgage-backed securities and collateralized mortgage obligations have been made with a view towards avoiding the types of securities that are backed by low quality mortgage-related assets. However, one of the primary focuses of our local business is receiving deposits from, and making loans to, businesses involved in the construction and building trades industry on Staten Island. Construction loans represented a significant component of our loan portfolio, reaching 39.8% of total loans at year end 2005. As we monitored the economy and the strength of the local construction industry, we elected to reduce our portfolio of construction loans, which totaled 7.2% of total loans at December 31, 2010. However, developers and builders provide not only a source of loans, but they also provide us with deposits and other business. If the weakness in the economy continues or worsens, then that could have a substantial adverse effect on our customers and potential customers, making it more difficult for us to find satisfactory loan opportunities and low-cost deposits. This could compel us to invest in lower yielding securities instead of higher-yielding loans and could also reduce low cost funding sources such as checking accounts and require that we replace them with higher cost deposits such as time deposits. Either or both of those shifts could reduce our net income.

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

In general, during periods of changing market interest rates, the interest rates we pay on deposits adjust more slowly than the interest rates we earn on loans because our loan portfolio consists primarily of loans with interest rates that fluctuate based upon the prime rate. In contrast, although many of our deposit categories have interest rates that could adjust immediately, such as interest checking accounts and savings accounts, changes in the interest rates on those accounts are at our discretion. Thus, the rates on those accounts, as well as the rates we pay on certificates of deposit, tend to adjust more slowly. As a result, the declines in market interest rates that occurred through the end of 2008 initially had an adverse effect on our net income because the yields we earn on our loans declined more rapidly than our cost of funds. However, many of our prime-based loans had minimum interest rates, or floors, below which the interest rate does not decline despite further decreases in the prime rate. As our loans reached their interest rate floors, our loan yields stabilized while our deposit costs continued to decline. This had a positive effect on our net interest income. When market interest rates begin increasing, which we expect will occur at some point in the future, we anticipate an initial adverse effect on our net income. We anticipate that this will occur because our deposit rates should begin to rise while loan yields remain relatively steady until the prime rate increases sufficiently that our loans begin to reprice above their interest rate floors. Once our loan rates exceed the interest rate floors, increases in market interest rates should increase our net interest income because our cost of deposits should probably increase more slowly than the yields on our loans. However, customer preferences and competitive pressures may negate this positive effect because customers may choose to move funds into higher-earning deposit types as higher interest rates make them more attractive, or competitors offer premium rates to attract deposits. We also have a substantial portfolio of investment securities with fixed rates of interest, most of which are mortgage-backed securities with an estimated average life of not more than 5 years.

The limited trading market for our common stock may make it difficult for stockholders to sell their stock for full value. Our common stock is listed on the NASDAQ Global Market, which listing was effective on August 4, 2008. We continue to trade under the symbol “VSBN.” We listed on the Global Market in the hope that it would increase the trading market in our stock and make it easier for individuals to buy and sell our stock. However, our stock does not trade every day and the average daily trading volume is limited. During the twelve months ended February 28, 2011, there were trades reported on only 77 out of 253 trading days, or less than one out of every three trading days. Our average daily trading volume during that period was 591 shares for all trading days and 1,942 shares per day for the 77 days on which trades occurred. During the twelve months ended February 28, 2011, 11.4% of all reported trading volume represented stock repurchases by us pursuant to our announced stock repurchase programs. We currently have approximately 149 stockholders of record and we believe based upon reports we have received from broker/dealers, that there are approximately an additional 250 stockholders who own their shares in street name.

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

Adverse financial results of other financial institutions could adversely affect our net income or our reputation. In the past three years, there have been many failures and near-failures among financial institutions. The number of FDIC-insured banks that have failed has increased, and the FDIC insurance fund reserve ratio, representing the ratio of the fund to the level of insured deposits, has declined due to losses caused by bank failures. As a result, the FDIC has increased its deposit insurance premiums on remaining institutions, including well-capitalized institutions like Victory State Bank, in order to replenish the insurance fund. If bank failures continue to occur, and more so if the level of failures increases, the FDIC insurance fund will further decline, and the FDIC is likely to continue to impose higher premiums on healthy banks. Thus, despite the prudent steps we may take to avoid the mistakes made by other banks, our costs of operations may increase as a result of those mistakes by others.

Our FDIC regular insurance premium was $345,226 in 2010 compared to $268,015 in 2009 (excluding the $101,950 special assessment described below), an increase of 28.8%. The FDIC also imposed a special assessment in 2009 on all FDIC-insured banks equal to 5 basis points on total assets minus Tier 1 capital. Our special assessment in 2009 amounted to $101,950. As required by The Dodd –Frank Wall Street Reform and Consumer Protection Law (the “Dodd-Frank” Act), the FDIC has recently revised its deposit insurance premium assessment rates. Our Bank, even though we are in the lowest regulatory risk category, will be subject to an assessment rate between five (5) and nine (9) basis points per annum. In general, the rates are applied to our bank’s total assets less tangible capital, in contrast to the former rule which applied the assessment rate to our level of deposits.

Despite the deposit insurance premium change and the special assessment, the fund created to pay the cost of resolving failed banks currently has a negative balance. The Dodd-Frank Act requires that the FDIC must increase the ratio of the FDIC insurance fund to estimated total insured deposits to 1.35% by September 30, 2020. The FDIC believes that most banks will pay a lower total assessment under the new system than under the former system, and it appears likely that will apply to Victory State Bank. However, if bank failures in the future exceed FDIC estimates, or other estimates that the FDIC makes turn out to be incorrect, and the losses to the insurance fund increase, the FDIC could be forced to increase insurance premiums. Such an increase would increase our non-interest expense.

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

The substantial decline in the national housing market and the advent of the increase in bank failures over the past few years has spawned many statutes and regulations affecting Banks, including the 2,000+ pages of the Dodd-Frank Act and the hundreds of regulations adopted or to be adopted to implement its provisions. There are constantly new proposals to further change the laws that affect our business. Notably, the Dodd-Frank Act creates a Consumer Financial Protection Bureau that will have broad authority to restrict our flexibility in dealing with consumer transactions and our ability to charge fees for bank services. The final implementation of the Dodd-Frank Act through regulatory enactments and the actions of the Consumer Financial Protection Bureau could have a significant negative effect on our income and our expenses in a manner and a level that we cannot predict.

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

We operate in an extremely competitive environment. We operate in one of the most competitive environments for financial products in the world. Many of the world’s largest financial institutions have offices in our local communities, and they have far greater financial resources than we have. Furthermore, in 2010, federal law was changed to allow any bank, regardless of where it is headquartered, to open a branch throughout most of the United States, and now Staten Island is open to unrestricted branching. This could increase competition.

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

Lending Activities

Loan Portfolio Composition. Our loan portfolio consists primarily of commercial mortgage loans and unsecured commercial loans. Unsecured commercial loans include loans with personal guaranties or personal obligations in all cases, and, in some cases, may also include loans with illiquid personal property collateral. At December 31, 2010, we had total unsecured commercial loans outstanding of $12,924,378, or 15.8% of total loans, and commercial real estate loans of $58,204,596, or 71.1% of total loans. There were $5,874,500 of construction loans secured by real estate, $5,387,500 of which were construction loans to businesses for the construction of either commercial property or residential property for sale, representing 6.6% of total loans. Other loans in our portfolio principally included commercial loans secured by assets other than real estate totaling $1,393,532 or 1.7% of total loans at December 31, 2010; residential mortgage loans of $2,460,114, or 3.0% of total loans and consumer non-mortgage loans of $533,860 or 0.7% of total loans. Although we generally do not make traditional permanent residential mortgage loans, we occasionally make residential mortgage loans to the principals of commercial customers. For the year ended December 31, 2010, approximately $61,645,509, or 75.4%, of loans for business purposes had adjustable interest rates based on the prime rate of interest.

The following table sets forth the composition of our loan portfolio in dollar amounts and in percentages at the dates indicated. None of these loans are loans to or in foreign countries.

	At December 31,
	2010		2009		2008		2007		2006
		%		%		%		% of		% of
	Amount	of Total	Amount	of Total	Amount	of Total	Amount	Total	Amount	Total

Commercial loans:
Commercial secured	$1,393,532	1.7%	$1,138,308	1.4%	$1,177,796	1.8%	$1,171,152	1.9%	$1,231,880	1.8%
Commercial unsecured	12,924,378	15.8	10,966,874	13.9	9,558,296	14.4	10,981,044	17.5	10,882,002	16.3
Total commercial loans	14,317,910	17.5	12,105,182	15.3	10,736,092	16.2	12,152,196	19.4	12,113,882	18.1
Real Estate loans:
Commercial	58,204,596	71.1	48,767,729	61.7	39,918,879	60.1	31,607,039	50.6	33,215,627	49.9
Residential	2,460,114	3.0	2,914,956	3.7	2,548,159	3.8	2,314,716	3.7	165,801	0.2
Total real estate loans	60,664,710	74.1	51,682,685	65.4	42,467,038	63.9	33,921,755	54.3	33,381,428	50.1
Construction loans:
Commercial	5,387,500	6.6	10,964,000	13.9	10,996,432	16.5	13,585,698	21.7	17,552,797	26.4
Owner occupied one-to-four family	487,000	0.6	2,294,000	2.9	900,000	1.4	1,523,895	2.4	1,825,000	2.7
Total construction loans	5,874,500	7.2	13,258,000	16.8	11,896,432	17.9	15,109,593	24.1	19,377,797	29.1
Other loans:
Consumer loans	533,860	0.7	532,498	0.7	599,293	0.9	566,356	0.9	826,528	1.2
Other loans	386,750	0.5	1,455,224	1.8	757,481	1.1	827,122	1.3	974,278	1.5
Total other loans	920,610	1.2	1,987,722	2.5	1,356,774	2.0	1,393,478	2.2	1,800,806	2.7

Total loans	81,777,730	100.0%	79,033,589	100.0%	66,456,336	100.0%	62,577,022	100.0%	66,673,913	100.0%

Less:
Unearned discounts, net and deferred loan fees, net	239,506		199,433		209,684		203,944		263,236
Allowance for loan losses	1,277,220		1,063,454		987,876		927,161		1,128,824
Loans, net	$80,261,004		$77,770,702		$65,258,776		$61,445,917		$65,281,853

The following table sets forth our loan originations and principal repayments for the periods indicated. We did not purchase or sell any loans in 2010, 2009 or 2008.

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2010	2009	2008
Commercial Loans (gross):
At beginning of period	$12,105,182	$10,736,092	$12,152,196
Commercial loans originated:
Secured	1,484,940	1,178,006	1,841,943
Unsecured	34,313,999	30,778,779	30,451,244
Total commercial loans	35,798,939	31,956,785	32,293,187
Principal repayments	(33,586,211)	(30,587,695)	(33,709,291)
At end of period	$14,317,910	$12,105,182	$10,736,092

Real Estate loans:
At beginning of period	$51,682,685	$42,467,038	$33,921,755
Real estate loans originated:
Commercial	21,034,000	16,934,000	12,217,500
Residential	—	535,000	4,180,000
Total real estate loans	21,034,000	17,469,000	16,397,500
Principal repayments	(12,051,975)	(8,253,353)	(7,852,217)
At end of period	$60,664,710	$51,682,685	$42,467,038
Construction loans
At beginning of period	$13,258,000	$11,896,432	$15,109,593
Construction loans originated	4,460,000	5,938,000	8,422,000
Principal repayments	(11,843,500)	(4,576,432)	(11,635,161)
At end of period	$5,874,500	$13,258,000	$11,896,432
Other loans (gross):
At beginning of period	$1,987,722	$1,356,774	$1,393,478
Other loans originated	479,555	798,536	769,067
Principal repayments	(1,546,667)	(167,588)	(805,771)
At end of period	$920,610	$1,987,722	$1,356,774

Loan Maturity. The following table shows the contractual maturity of our loans at December 31, 2010. As we have decreased construction loans as a percentage of our loan portfolio and increased other real estate mortgage loans, we have increased the average contractual maturity of our loan portfolio. However, to limit interest rate risk, we have continued to concentrate our efforts principally on the origination of loans with adjustable interest rates and minimum interest rate floors.

	At December 31, 2010
	Commercial	Commercial			Other
	Unsecured	Secured	Construction	Real Estate	Loans	Total
Amounts due:
Within one year	$8,452,240	$1,042,114	$3,454,500	$10,672,348	$433,298	$24,054,500
After one year:
One to five years	4,332,005	351,418	2,420,000	8,429,312	487,312	16,020,047
After five years	140,133	—	—	41,563,050	—	41,703,183
Total amount due	12,924,378	1,393,532	5,874,500	60,664,710	920,610	81,777,730

Less:
Unearned fees	—	342	40,585	198,579	—	239,506
Allowance for loan losses	520,953	13,486	52,138	660,536	30,107	1,277,220
Loans, net	$12,403,425	$1,379,704	$5,781,777	$59,805,595	$890,503	$80,261,004

The following table sets forth at December 31, 2010, the dollar amount of all loans, due after December 31, 2011, and whether such loans have fixed or variable interest rates.

	Due After December 31, 2011
	Fixed	Variable	Total

Commercial Business Loans:
Unsecured	$104,080	$4,368,058	$4,472,138
Secured	152,520	198,898	351,418
Real Estate
Commercial	6,897,071	51,307,525	58,204,596
Residential	2,460,114	—	2,460,114
Construction	—	2,420,000	2,420,000
Other loans	487,312	—	487,312
Total loans	$10,101,097	$58,294,481	$68,395,578

Commercial Business Lending. We originate commercial business loans directly to the professional and business community in our market area. We target small to medium sized businesses and professionals such as lawyers, doctors and accountants. Applications for commercial business loans are obtained primarily from the efforts of our directors and senior management, who have extensive contacts in the local business community, or from branch referrals. As of December 31, 2010, commercial business loans totaled $14,317,910 or 17.5% of total loans.

Commercial business loans we originate generally have terms of five years or less and have adjustable interest rates tied to the Wall Street Journal Prime Rate plus a margin. A majority of our commercial business loans have terms of less than one year and one of the challenges facing management is the constant effort to originate commercial business loans as existing loans are repaid. Such loans may be secured or unsecured. Secured commercial business loans can be collateralized by receivables, inventory and other assets. All these loans are either loans to individuals for which they have personal liability or loans to entities backed by the personal guarantee of principals of the borrower. The loans generally have shorter maturities and higher yields than real estate mortgage loans. Management has extensive experience in originating commercial business loans within our marketplace.

Commercial business loans generally carry the greatest credit risks of the loans in our portfolio because repayment is more dependent on the success of the business operations of the borrower. Some of these loans are unsecured and those that are secured frequently have collateral that rapidly depreciates or is difficult to control in the event of a default.

Commercial Real Estate Lending. We originate commercial real estate loans that are generally secured by properties used for business purposes such as retail stores, other mixed-use (business and residential) properties, restaurants, light industrial buildings and small office buildings located in our primary market area. Our commercial real estate loans are generally made in amounts up to 70% of the appraised value of the property. These loans are most commonly made with terms up to five years with interest rates that adjust to 100 or 150 basis points above the floating prime rate, but we have recently increased our guidelines to include 20 year fully amortizing loans. A significant portion of these loans are subject to an interest rate floor ranging between 7.00% and 8.00%. Our underwriting standards consider the collateral of the borrower, the net operating income of the property and the borrower’s expertise, credit history and profitability. We require personal guarantees from the borrower or the principals of the borrowing entity. At December 31, 2010, our commercial real estate loans totaled $60,664,710, or 74.1% of total loans.

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

Construction Lending. Our construction loans primarily have been made to builders and developers to finance the construction of one- to four-family residential properties and, to a lesser extent, multi-family residential and commercial use real estate properties. Our policies provide that construction loans may be made in amounts up to the lesser of 80% of the total hard and soft costs of the project. We generally require personal guarantees. Construction loans generally are made with prime-based interest rates with terms up to 18 months. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. At December 31, 2010, our construction loans totaled $5,874,500 or 7.2% of total loans. This represents a reduction of our construction loan portfolio over the past three years as economic conditions in the construction industry caused us to be more cautious in originating these loans while also reducing the number of satisfactory loan opportunities available to us.

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

Loan Approval Procedures and Authority. All unsecured loans in excess of $250,000 and all secured loans over $400,000 are reviewed and approved by the Loan Committee, which consists of seven directors of Victory State Bank, prior to commitment. Smaller loans may be approved by underwriters designated by the Bank’s Chief Executive Officer. Consumer loans not secured by real estate and unsecured consumer loans, depending on the amount of the loan and the loan to value ratio, where applicable, require the approval of the Bank’s Chief Lending Officer and/or Chief Executive Officer.

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

At December 31, 2010, we had twenty three (23) loans, in the aggregate amount of $4,739,884, designated as special mention. We had twenty one (21) loans, in the aggregate amount of $7,937,828, classified as substandard, nineteen of which, in the aggregate amount of $7,900,122, are secured by real estate. At December 31, 2009, special mention loans totaled $11,191,987 and substandard loans totaled $4,098,640. The Bank actively monitors all special mention loans to seek to avoid deterioration in the quality of the loan. The Bank is actively collecting the substandard loans and expects to collect substantially all the amounts due. We had no loans classified as doubtful or loss at December 31, 2010.

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

The following table sets forth delinquencies in our loan portfolio at the dates indicated:

	At December 31, 2010
	60-89 Days		90 Days or more
	Number	Principal	Number	Principal

Commercial real estate	2	$277,960	12	$4,064,281
Commercial unsecured	2	42,708	2	37,706
Real Estate - Residential	—	—	3	2,276,306
Total	4	$320,668	17	$6,378,293
Delinquent loans to total loans		0.39%		7.80%

	At December 31, 2009
	60-89 Days		90 Days or more
	Number	Principal	Number	Principal

Commercial real estate	9	$3,848,990	7	$1,176,114
Commercial construction	—	—	2	480,000
Commercial unsecured	4	61,907	1	41,037
Real Estate - Residential	3	2,299,322	—	—
Total	16	$6,210,219	10	$1,697,151
Delinquent loans to total loans		7.86%		2.15%

	At December 31, 2008
	60-89 Days		90 Days or more
	Number	Principal	Number	Principal

Commercial real estate	2	$207,047	5	$1,453,846
Commercial construction	—	—	2	480,000
Commercial unsecured	—	—	7	345,221
Total	2	$207,047	14	$2,279,067
Delinquent loans to total loans		0.31%		3.43%

	At December 31, 2007
	60-89 Days		90 Days or more
	Number	Principal	Number	Principal

Commercial real estate	2	$1,406,936	3	$459,371
Commercial construction	2	2,944,000	6	2,505,134
Commercial unsecured	1	300,000	2	14,970
Other	—	—	1	5,877
Total	5	$4,650,936	12	$2,985,352
Delinquent loans to total loans		7.43%		4.77%

	At December 31, 2006
	60-89 Days		90 Days or more
	Number	Principal	Number	Principal

Commercial real estate	—	$—	3	$773,924
Commercial unsecured	2	29,648	1	20,709
Other	1	9,676	—	—
Total	3	$39,324	4	$794,633
Delinquent loans to total loans		0.06%		1.19%

Loans 90 days or more past due represent non-accrual loans and loans that are contractually past due maturity but are still accruing interest. Loans past due 90 or more and still on accrual were $0 for 2010, 2009 and 2008, $2,025,000 for 2007 and $585,000 for 2006.

Non-performing Assets. The following table sets forth information about our non-performing assets at December 31, 2010, 2009 and 2008.

	At December 31,	At December 31,	At December 31,
	2010	2009	2008
Non-performing assets:
Commercial loans:
Unsecured	$37,706	$41,037	$345,221
Commercial real estate	4,064,281	1,176,114	1,453,846
Residential real estate	2,276,306	—	—
Construction	—	480,000	480,000

Total non-performing assets	$6,378,293	$1,697,151	$2,279,067

Non-performing loans to total loans	7.80%	2.15%	3.43%
Non-performing loans to total assets	2.71%	0.72%	1.07%
Non-performing assets to total assets	2.71%	0.72%	1.07%

The gross interest income that would have been recorded in 2010 if the non-accrual loans had been current in accordance with their original terms was $469,484. The amount of interest income on those loans that was included in net income for 2010 was $344,630.

The following table sets forth the aggregate carrying value of our assets classified as Substandard, Doubtful and Loss according to asset type:

	At December 31, 2010
	Substandard		Doubtful
	Number	Amount	Number	Amount
Classification of assets:
Commercial Loans:
Unsecured	2	$37,706	—	$—
Commercial Real Estate	16	5,623,816	—	—
Residential Real Estate	3	2,276,306	—	—
Total loans	21	$7,937,828	—	—

No assets were classified as Loss at year end 2010 or 2009.

Non-Performing Loans

Management closely monitors non-performing loans and other assets with potential problems on a regular basis. We had seventeen non-performing loans, totaling $6,378,293 at December 31, 2010, compared to ten non-performing loans, totaling $1,697,151, at December 31, 2009. We believe that the increase was the result of the effect of adverse economic conditions on some of our borrowers. The following is information about the seven largest non-performing loans, totaling $5,517,790, or 86.5% of our non-performing loans, in outstanding principal balance at December 31, 2010. Management believes it has taken appropriate steps with a view towards maximizing recovery and minimizing loss, if any, on these loans.

●
$2,403,245 in two loans to a retail business, which are fully secured by commercial real estate collateral. We have entered into a modified repayment arrangement with the borrower and we have obtained confessions of judgment. We have collected a large portion of their arrears and the borrower has agreed to pay all remaining arrears over the upcoming year. The borrower is current in payments under the modified payment terms. We maintain the personal guaranties of the principals on these loans.

●
$2,200,000 in two residential mortgage loans that are fully secured. We have entered into modified repayment arrangements with the borrowers and we have obtained confessions of judgment. We have collected a large portion of their arrears and the borrowers have agreed to pay all remaining arrears over the upcoming year. The borrowers are current in payments under the modified payments terms.

●
$371,818 in a loan to a local business in which we are a participant in the loan with another bank. We are not the lead lender. The loan is in arrears and the lead lender has commenced a foreclosure action. The loan is secured by a first mortgage on a commercial building, a security interest in the business, and the personal guaranties of the principals.

●
$270,787 in a net loan to a local business, which is secured by a first mortgage on commercial real estate collateral. We have entered into modified repayment arrangements with the borrowers and we have obtained confessions of judgment. We maintain a security interest in the business as well as the personal guaranty of the principal. The borrower is current under the modified payments terms.

●
$271,940 in a net loan to a local business, which is secured by a first mortgage on two parcels of commercial real estate. The loan has been sent to our attorneys for collection. We also have a security interest in the business as well as the personal guaranty of the principal.

From time to time, as in the case of the first two loan relationships described above, the Bank will enter into agreements with borrowers to modify the terms of their loans when we believe that a modification will maximize our recovery. In most cases, we do not agree to reduce the rate of interest or forgive the repayment of principal when we agree to loan modification, and we did not do so in any of the modifications described above. Instead, we seek to modify terms on an interim basis to allow the borrower to reduce payments for a short duration and thus give the borrower an opportunity to get back on its feet.

If loans with modifications are on non-accrual status when they are modified, we do not immediately restore them to accruing status. For those loans, as well as other loans on non-accrual status when the borrower makes payments, we initially record payments received either as a reduction of principal or as interest received on a cash basis. The choice between those alternatives depends upon the magnitude of the concessions, if any, we have given to the borrower, the nature of the collateral and the related loan to value ratio, and other factors affecting the likelihood that we will continue to receive regular payments. After a period of consistent on-time performance, the loan may be restored to accruing status. The length of on-time performance required to restore a loan to accruing status varies from a minimum of six months on loans with minor modifications or less-severe weaknesses to as long as a year or more on loans for which we have granted more significant concessions to the borrower or which otherwise have more significant weaknesses.

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

One important data point in evaluating the appropriateness of the allowance as it relates to problem real estate loans is the value of the real estate collateral. A loan is considered a problem loan when we believe it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Those loans generally include loans past due at least 90 days and loans otherwise classified as Substandard or Doubtful as described above. For problem real estate loans over $100,000, we obtain a new appraisal of the real estate at least annually. For smaller loans, we take the original appraisal and adjust the valuation based upon changing conditions, if any. We then adjust the value for costs of sale and carrying costs to measure the weakness in the loan as part of our overall evaluation of the appropriateness of our allowance for loan losses.

In order to assist in determining the appropriate allowance, an independent loan review firm, senior management and the Bank’s Board of Directors review the allowance for loan losses quarterly. If they determine that the allowance is inappropriate, then management increases or decreases the provision for loan losses to bring the allowance to the appropriate level.

As of December 31, 2010, our allowance for loan losses was $1,277,220 or 1.56% of total loans. Based upon all relevant and presently available information, management believes that the allowance for loan losses is appropriate. We continue to monitor and modify the level of the allowance for loan losses in order to maintain the allowance at a level which management considers appropriate.

The following table sets forth the activity in our allowance for loan losses:

	For the Year Ended December 31,
	2010	2009	2008	2007	2006

Allowance for Loan Losses:
Balance at beginning of period	$1,063,454	$987,876	$927,161	$1,128,824	$1,153,298
Charge-offs:
Real estate loans:
Commercial	—	(110,241)	—	—	—
Commercial loans:
Unsecured	(15,765)	(412,112)	(483,326)	(254,986)	(62,181)
Consumer loan	(4,863)	(18,606)	(7,959)	—	(17,511)
Other loans	(2,084)	(15,679)	(3,503)	(8,639)	(28,111)
Total charge-offs	(22,712)	(556,638)	(494,788)	(263,625)	(107,803)
Recoveries	96,478	72,216	270,503	66,962	148,329
Net (charge-offs) / recoveries	73,766	(484,422)	(224,285)	(196,663)	40,526
Provision charged to income	140,000	560,000	285,000	(5,000)	(65,000)
Balance at end of period	$1,277,220	$1,063,454	$987,876	$927,161	$1,128,824

Ratio of net charge-offs / (recoveries) during the period to average loans outstanding during the period	-0.09%	0.68%	0.35%	0.32%	-0.06%
Ratio of allowance for loan losses to total loans at the end of period	1.56%	1.35%	1.49%	1.48%	1.69%
Ratio of allowance for loan losses to non-performing loans at the end of the period	20.02%	62.66%	43.35%	96.56%	538.61%
Ratio of allowance for loan losses to non-performing assets at the end of the period	20.02%	62.66%	43.35%	96.56%	538.61%

The following table sets forth the allocation of our allowance for loan losses among each of the categories listed.

	At December 31,		At December 31,		At December 31,		At December 31,		At December 31,
	2010		2009		2008		2007		2006
		% of Loans		% of Loans		% of Loans		% of Loans		% of Loans
		in Category		in Category		in Category		in Category		in Category
		to		to		to		to		to
	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans

Allowance:
Commercial loans:
Unsecured	$520,953	15.8%	$460,474	13.9%	$372,803	14.4%	$330,355	17.5%	$337,054	16.3%
Secured	13,486	1.7	8,124	1.4	7,451	1.8	19,877	1.9	10,859	1.8
Commercial real estate	653,362	71.1	418,215	61.7	449,525	60.1	345,407	50.6	518,620	49.9
Residential real estate	7,174	3.0	40,302	3.7	25,686	3.8	15,887	3.7	12,501	0.2
Construction loans	52,138	7.2	71,968	16.8	100,737	17.9	166,437	24.1	198,901	29.1
Other loans	30,107	1.2	64,371	2.5	31,674	2.0	49,198	2.2	50,889	2.7
Total allowances	$1,277,220	100.0%	$1,063,454	100.0%	$987,876	100.0%	$927,161	100.0%	$1,128,824	100.0%

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

Our policies generally limit investments to government and federal agency securities or AAA rated securities, including corporate debt obligations, which are investment grade with weighted average lives of seven years or less. Our policies provide that all investment purchases be ratified by the Bank’s Board and may only be initiated by the President or Chief Financial Officer of the Bank. Investment securities consist of collateralized mortgage obligations (“CMO”) with estimated average lives, based upon prepayment assumptions that management believes are reasonable, of 4.5 years or less, mortgage-backed securities (“MBS”) with maturities of seven years or less and U.S. Agency notes with a maturity of less than 15 years. These CMOs and MBSs are backed by federal agencies such as Federal National Mortgage Association (“FNMA”) and the Federal Home Loan Mortgage Corporation (“FHLMC”) or are “AAA” rated whole loan securities. No investment securities in our portfolio have experienced ratings down grades. At December 31, 2010, we had investment securities with a cost basis of $118,655,349 and a fair value of $121,307,907. All investment securities at December 31, 2010, were either CMOs or MBSs. The entire investment portfolio at December 31, 2010 was classified as available for sale and is accounted on a fair value basis with changes in fair value included as other comprehensive income.

The following table sets forth certain information regarding the amortized cost and fair values of the investment securities, available for sale portfolio at the dates indicated. The excess of fair value over amortized cost at year end 2010 is the result of the effect of recent low market interest rates on the value of previously-purchased investment securities. If market interest rates were to increase, we anticipate that this excess would decrease and, under certain circumstances depending upon the timing of securities purchases and the rate of increase in interest rates, amortized cost may exceed fair value.

	At December 31,
	2010		2009		2008
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value

Investments securities, available for sale
FNMA	$3,428,696	$3,571,217	$4,855,213	$5,040,820	$6,646,320	$6,690,593
FHLMC	—	—	—	—	37,411	37,643
GNMA	4,092,912	4,081,112	1,265,428	1,321,240	1,576,764	1,632,790
Whole Loan MBS	1,212,246	1,235,501	1,860,603	1,856,893	2,620,965	2,559,037
Collateralized mortgage obligations	109,921,495	112,420,077	102,933,529	105,693,451	108,331,330	109,368,525

	$118,655,349	$121,307,907	$110,914,773	$113,912,404	$119,212,790	$120,288,588

The table below sets forth certain information regarding the amortized cost, weighted average yields and stated maturities of our investment securities at December 31, 2010 and 2009.

	At December 31, 2010
		Weighted		Weighted		Weighted		Weighted
	Less Than	Average	1 To 5	Average	5 To 10	Average	Over 10	Average
	1 Year	Yield	Years	Yield	Years	Yield	Years	Yield	Total

Investment Securities:
FNMA	$576,009	4.22%	$477,176	5.17%	$1,302,618	4.71%	$1,072,893	2.69%	$3,428,696
FHLMC	—	—	—	—	—	—	—	—	—
GNMA	—	—	—	—	1,023,986	4.47	3,068,926	1.46	4,092,912
Whole Loan MBS	—	—	—	—	1,212,246	4.84	—	—	1,212,246
Collateralized Mortgage Obligations	—	—	953,858	5.69	24,826,571	4.61	84,141,066	3.28	109,921,495

Total	$576,009	4.22%	$1,431,034	5.52%	$28,365,421	4.62%	$88,282,885	3.21%	$118,655,349

	At December 31, 2009
		Weighted		Weighted		Weighted		Weighted
	Less Than	Average	1 To 5	Average	5 To 10	Average	Over 10	Average
	1 Year	Yield	Years	Yield	Years	Yield	Years	Yield	Total

Investment Securities:
FNMA	$—	—%	$1,390,603	4.49%	$1,682,752	4.42%	$1,781,857	3.95%	$4,855,212
FHLMC	—	—	—	—	—	—	—	—	—
GNMA	—	—	—	—	1,265,428	4.38	—	—	1,265,428
Whole Loan MBS	—	—	—	—	1,860,603	4.64	—	—	1,860,603
Collateralized Mortgage Obligations	—	—	1,941,530	4.82	37,530,714	4.43	63,461,286	4.32	102,933,530

Total	—	—%	$3,332,133	4.68%	$42,339,497	4.44%	$65,243,143	4.31%	$110,914,773

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

Our focus on customer service, primarily for the business and professional community in our marketplace, has facilitated our retention of non-interest bearing checking accounts and low costing NOW and savings accounts, which generally have interest rates substantially less than certificate of deposits. At December 31, 2010, these types of low cost deposit accounts amounted to $116,484,532, or 55.2% of total deposits.

The following table presents deposit activity for the periods indicated.

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2010	2009	2008

Beginning balance	$210,986,086	$188,109,449	$176,334,443
Net increase/(decrease) before interest credited	(4,600,492)	21,511,428	9,646,073
Interest credited on deposits	1,021,063	1,365,209	2,128,933

Ending balance	$207,406,657	$210,986,086	$188,109,449

The following table provides information regarding the remaining term to maturity of our time deposits over $100,000 at December 31, 2010:

Maturity Period	Amount

Three months or less	$34,689,845
Over three through six months	14,833,103
Over six through 12 months	2,174,782
Over 12 months	910,059
Total	$52,607,789

The following table presents by various rate categories, the amount and the periods to maturity of the certificate accounts outstanding at December 31, 2010.

		Over Six Mos.	Over One Year	Over Two Years
	Six Months	Through One	Through Two	Through Three	Over Three
	And Less	Year	Years	Years	Years	Total
Certificate accounts:
0.00% to 0.99%	$38,209,021	$770,867	$148,918	$—	$2,212,222	$41,341,028
1.00% to 1.99%	15,664,184	3,034,746	710,535	469,163	36,000	19,914,628
2.00% to 2.99%	137,683	—	108,608	—	1,361,132	1,607,423
3.00% to 3.99%	—	—	—	404,000	—	404,000
4.00% to 4.99%	208,825	21,902	147,156	—	—	377,883
	$54,219,713	$3,827,515	$1,115,217	$873,163	$3,609,354	$63,644,962

Borrowings

We do not routinely utilize borrowings as a source of funds. At December 31, 2010 and 2009, we had no outstanding borrowings.

Personnel

As of December 31, 2010, we had 45 full-time employees and 18 part-time employees. These employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be good.

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

We are subject to capital adequacy guidelines of the Federal Reserve. The guidelines apply on a consolidated basis and require bank holding companies to maintain a minimum ratio of Tier 1 capital to total assets of 4.0%. The minimum ratio is 3.0% for the most highly rated bank holding companies. The Federal Reserve’s capital adequacy guidelines also require bank holding companies to maintain a minimum ratio of qualifying total capital to risk-weighted assets of 8.0%, and a minimum ratio of Tier 1 capital to risk-weighted assets of 4.0%. As of December 31, 2010, the ratio of Tier 1 capital to total assets was 10.13%, the ratio of Tier 1 capital to risk-weighted assets was 25.20%, and the ratio of qualifying total capital to risk-weighted assets was 26.45%.

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

3.
At least every three years, we will be required to submit to our stockholders, for a non-binding vote, our executive compensation. This requirement may increase the cost of holding some stockholder meetings. The law also requires that the SEC implement other requirements for enhanced compensation disclosures. The SEC adopted a temporary exemption for smaller reporting companies, such as our company, until annual meetings occurring on or after January 21, 2013.

4.
The law includes a number of changes to expand FDIC insurance coverage, as well as changes to the premiums banks must pay for insurance coverage, and the requirements applicable to the reserve ratio (the ratio of the deposit insurance fund to the amount of insured deposits). One important change is that, in the future, deposit insurance premiums we pay will be based upon total assets minus tangible capital, rather than based upon deposits. Since we do not use material borrowings to provide funds for asset growth, and we do not have material intangible assets that are excluded from capital such as goodwill, we anticipate that our share of the total deposit premiums to be collected may decrease as the result of this change. However, other factors, such as required replenishment of the current reserve fund, which has a negative reserve ratio and which must be increased to 1.35% of total insured deposits in the next ten years, as well as future failures of banks that may further deplete the fund, may result in an increase in our future deposit insurance premium. The FDIC must provide an offset for smaller banks negating the adverse effect of requiring a reserve ratio in excess of 1.15%, but reaching even the 1.15% ratio may require additional burdens on smaller banks. The FDIC approved final regulations implementing these changes on February 25, 2011, effective April 1, 2011. According to the FDIC, the substantial majority of banks will see reduced deposit insurance premiums as a result of the new rules. We believe that will be the case for us as long as all other relevant factors remain unchanged.

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

7.
The law makes interstate branching by banks much easier than in the past. We have no plans to branch outside New York State, but the law facilitates out of state banks branching into our market area, thus increasing competition.

8.
The law creates a new federal agency – the Consumer Financial Protection Bureau– which will have substantial authority to regulate consumer financial transactions. Our loans are primarily made to businesses rather than individual consumers, so the bureau will not have a direct effect on many of our loan transactions. However, the bureau also has authority to regulate other non-loan consumer transactions, such as deposits and electronic banking transactions. The implementation of new consumer regulations may increase our operating costs in a manner we cannot predict until regulations are adopted.

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

The FDIC has an additional, higher capital level, known as well-capitalized. In order to be classified as well-capitalized, a bank must have a Tier 1 leverage ratio of at least 5%, a Tier 1 risk-based capital ratio of at least 6% and a total risk-based capital ratio of at least 10%. Furthermore, anecdotal evidence indicates that in recent regulatory examinations and in informal discussions with regulators the FDIC has been urging banks to maintain even higher levels of capital during the current period of economic difficulty.

At December 31, 2010, the Bank exceeded all of the capital ratio standards for a well-capitalized bank.

The following table shows the Bank’s actual capital amounts and ratios.

					To be well-capitalized
			For capital		under prompt corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2010
Tier 1 Capital
(to Average Assets)	$24,062,000	9.96%	$9,664,133	4.00%	$12,080,167	5.00%
Tier 1 Capital
(to Risk Weighted Assets)	24,062,000	24.63%	3,907,400	4.00%	5,861,100	6.00%
Total Capital
(to Risk Weighted Assets)	25,284,000	25.88%	7,814,800	8.00%	9,768,500	10.00%

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

At December 31, 2010, the Company and the Bank had capital levels which qualified them as “well-capitalized” institutions.

FDIC Insurance

The Bank is a member of the FDIC. As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the FDIC.

In the past three years, there have been many failures and near-failures among financial institutions. The number of FDIC-insured banks that have failed has increased, and the FDIC insurance fund reserve ratio, representing the ratio of the fund to the level of insured deposits, has declined due to losses caused by bank failures. As a result, the FDIC has increased its deposit insurance premiums on remaining institutions, including well-capitalized institutions like Victory State Bank, in order to replenish the insurance fund. If bank failures continue to occur, and more so if the level of failures increases, the FDIC insurance fund may further decline, and the FDIC would be required to continue to impose higher premiums on healthy banks. Thus, despite the prudent steps we may take to avoid the mistakes made by other banks, our costs of operations may increase as a result of those mistakes by others.

Our FDIC regular insurance premium was $345,226 in 2010 compared to $268,015 in 2009 (excluding the $101,950 special assessment described below), an increase of 28.8%. The FDIC also imposed a special assessment in 2009 on all FDIC-insured banks equal to 5 basis points on total assets minus Tier 1 capital. Our special assessment in 2009 amounted to $101,950. As required by The Dodd –Frank Wall Street Reform and Consumer Protection Law (the “Dodd-Frank” Act), the FDIC has recently revised its deposit insurance premium assessment rates. Our Bank, even though we are in the lowest regulatory risk category, will be subject to an assessment rate between five (5) and nine (9) basis points per annum. In general, the rates are applied to our bank’s total assets less tangible capital, in contrast to the former rule which applied the assessment rate to our level of deposits.

Despite the deposit insurance premium change and the special assessment, the fund created to pay the cost of resolving failed banks currently has a negative balance. The Dodd-Frank Act requires that the FDIC must increase the ratio of the FDIC insurance fund to estimated total insured deposits to 1.35% by September 30, 2020. The FDIC believes that most banks will pay a lower total assessment under the new system than under the former system, and it appears likely that will apply to Victory State Bank. However, if bank failures in the future exceed FDIC estimates, or other estimates that the FDIC makes turn out to be incorrect, and the losses to the insurance fund increase, the FDIC could be forced to increase insurance premiums. Such an increase would increase our non-interest expense.

As a result of the Dodd-Frank Act, non-interest bearing demand deposits, together with certain attorney trust account deposits commonly known in New York as IOLA accounts, will have the benefit of unlimited federal deposit insurance until December 31, 2012. Since the Dodd-Frank Act also authorized banks to pay interest on commercial demand deposits beginning in June 2011, commercial depositors will have to choose between earning interest on their demand deposits or having the benefit of unlimited deposit insurance coverage. In addition, the increase in the general FDIC insurance limit from $100,000 to $250,000 was made permanent.

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

Troubled Asset Relief Program and Capital Purchase Program

In late 2008, the United States Department of the Treasury implemented a Capital Purchase Program (“CPP”) under the Troubled Asset Relief Program (“TARP”) pursuant to which the Treasury purchased preferred stock from approved institutions, with certain limitations and restrictions. The TARP CPP was entirely voluntary. VSB Bancorp, Inc. and Victory State Bank had, at the time of announcement, and still have, strong capital (Tier 1 Capital ratio in excess of 9% and Total Risk Based Capital ratio in excess of 20%). We did not originate or invest in subprime mortgages, nor in FNMA and FHLMC preferred stock. Upon reviewing all of the details of the Treasury’s TARP CPP, we elected not to participate in it. We have continued to make loans to creditworthy customers throughout 2010 as we increased the size of our loan portfolio, so our decision to refuse the federal government’s TARP CPP money did not have an adverse effect on our ability to make loans.

Brokered Deposits

Under federal law and applicable regulations, (i) a well capitalized bank may solicit and accept, renew or roll over any brokered deposit without restriction, (ii) an adequately capitalized bank may not accept, renew or roll over any brokered deposit unless it has applied for and been granted a waiver of this prohibition by the FDIC and (iii) an undercapitalized bank may not (x) accept, renew or roll over any brokered deposit or (y) solicit deposits by offering an effective yield that exceeds by more than 75 basis points the prevailing effective yields on insured deposits of comparable maturity in such institution’s normal market area or in the market area in which such deposits are being solicited. The term “undercapitalized insured depository institution” is defined to mean any insured depository institution that fails to meet the minimum regulatory capital requirement prescribed by its appropriate federal banking agency. The FDIC may, on a case-by-case basis and upon application by an adequately capitalized insured depository institution, waive the restriction on brokered deposits upon a finding that the acceptance of brokered deposits does not constitute an unsafe or unsound practice with respect to such institution. The Bank had no brokered deposits outstanding at December 31, 2010.

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

The Dodd-Frank Act created a new federal Consumer Financial Protection Bureau (“Bureau”) with broad authority to regulate and enforce consumer protection laws. The Bureau will assume those responsibilities on July 21, 2011. The Bureau has the authority to participate in regulatory examinations and to adopt regulations under numerous existing federal consumer protection statutes. The Bureau may also decide that a particular consumer financial product or service, or the manner in which it is offered, is an unfair, deceptive, or abusive act or practice. If the Bureau so decides, it has the authority to outlaw such act or practice. Since the Bureau is just in its formative stages and has not yet exercised any of its authority to regulate, examine or enforce consumer laws, it is impossible to predict its effect on our company.

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

Assessments

Banking institutions are required to pay assessments to both the FDIC and the NYSBD to fund their operations. The assessments are based upon the amount of the Bank’s total assets. The Bank must also pay an examination fee to the NYSBD when they conduct an examination. The Bank paid federal and state assessments and examination fees of $385,829 in 2010, including $227,294 that was previously prepaid in 2009.

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

Federal Reserve System

The Federal Reserve Board regulations require banks to maintain non-interest earning reserves against their transaction accounts (primarily regular checking accounts and interest-bearing checking accounts). The Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $48.1 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement is 3%; for accounts greater than $48.1 million, the reserve requirement is $1.0 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $48.1 million. The first $10.7 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The Bank is in compliance with these requirements. The Federal Reserve now permits the payment of interest on reserve deposits so such deposits are now classified as interest-earning assets. However, due to the extremely low target federal funds rate in 2010 as established by the Federal Reserve, the amount of interest we earned on reserve deposits was negligible. The effect of this reserve requirement is to reduce the amount of our interest-earning assets that are available to invest in higher yielding assets, such as loans. However, due to the high level of overnight investments that we elected to maintain during 2010, the reserve deposit requirement and the low rate available on those deposits in 2010 did not cause us to forgo material income.

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

Method of Accounting

We report our income and expenses on the accrual method of accounting and use a tax year ending December 31 for filing our consolidated federal income tax returns. The Company files consolidated tax returns with the Bank.

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

For New York State and City tax purposes, the bad debt deduction conforms to the federal deduction.

Item 2. Properties.

At December 31, 2010, we conducted our business through five banking offices. Our main office and banking facility is at 4142 Hylan Boulevard.

			Original		Net Book Value
			Date	Date of	of Leasehold
		Leased or	Leased or	Lease	Improvements at
Location	Description	Owned	Acquired	Expiration (2)	December 31, 2010

4142 Hylan Boulevard
Staten Island, N.Y. 10308	Main Office	Leased	2005	3/25/2020	$1,676,329

755 Forest Avenue
Staten Island, N.Y. 10310	Branch	Leased	1999	11/30/2013	$35,300

One Hyatt Street
Staten Island, N.Y. 10301	Branch	Leased	1999	10/30/2014	$11,140

1762 Hylan Boulevard
Staten Island, N.Y. 10305	Branch	Leased	2001	6/30/2016	$188,781

1766 Hylan Boulevard (1)
Staten Island, N.Y. 10305	Retail Stores	Leased	2001	6/30/2016	$38,746

1065 Bay Street
Staten Island, N.Y. 10305	Branch	Leased	2006	04/26/2021	$116,156
Total net book value					$2,066,452

(1)	We leased the retail stores at 1766 Hylan Boulevard as a component of the lease for the 1762 Hylan Boulevard branch and we sublease the property to retail tenants.

(2)	We maintain multiple lease extension options that we may elect, in our sole discretion, which will extend the maturity of these leases.

Item 3. Legal Proceedings.

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

None.

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

	2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High Bid	$12.12	$12.00	$12.75	$11.75
Low Bid	$9.01	$10.50	$9.76	$11.00

	2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High Bid	$8.90	$12.98	$12.50	$11.90
Low Bid	$7.65	$8.08	$10.21	$10.92

We have approximately 149 stockholders of record. We paid our first cash dividend of $0.06 per common share on January 2, 2008 to stockholders of record on November 29, 2007, and we paid quarterly dividends of $0.06 per share with respect to each calendar quarter thereafter through the end of 2010.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1) (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2010 to October 31, 2010	9,015	$11.69	9,015	6,176
November 1, 2010 to November 30, 2010	None	None	None	6,176
December 1, 2010 to December 31, 2010	6,176	$11.50	6,176	None
Total	15,191	$11.61	15,191	None

(1)	On April 21, 2009, we announced a second stock repurchase program for the repurchase of up to 100,000 shares of our common stock. All purchases shown in the table were pursuant to such plan.

(2)	As of December 31, 2010, the Company had repurchased a total of 200,000 shares of its common stock under these stock repurchase programs and is now completed.

The following table sets forth information regarding our equity compensation plan information, and includes options issued to directors and officers and remaining options or restricted stock issuable to officers and directors.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	124,423	$14.28	37,177	(1)
Equity compensation plans not approved by security holders	None	N/A	None
Total	124,423	$14.28	37,177	(1)

(1)	Includes 14,500 shares of restricted stock available to be awarded under the Company’s 2010 Retention and Recognition Plan.

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

We experienced an overall decrease in deposits in 2010 due to factors we discuss below. We anticipate that our existing branch network will generate an increase in funds for investment in the future.

In order to support branch expansion and asset growth, we had not paid cash dividends prior to the fourth quarter of 2007. Our Board of Directors approved our first $0.06 cash dividend to stockholders of record on November 29, 2007, payable on January 2, 2008 and we paid quarterly dividends of $0.06 per share with respect to each calendar quarter thereafter through the end of 2009. We paid $423,679 of dividends out of net income of $1,822,277, for a dividend payout ratio of 23% in 2009 and we paid $429,935 of dividends out of net income of $1,880,629, for a dividend payout ratio of 23% in 2010. Thus, we retained the majority of our net income to increase our capital base to support our efforts to expand our franchise in the future.

During 2010, we faced a number of challenges, including low market interest rates that pushed down our yields on assets. Our cost of funds, due to the downward pressure of deposit rates, declined but not as fast as our yield on assets. The real estate market continued to soften, which reduced deposit balances and loan originations from real estate attorneys who form a segment of our customer base. We incurred additional provisions for loan loss due to the increased level of delinquencies. Due to the weak economic and real estate market, other financial institutions failed, which caused our FDIC assessments to increase significantly during 2009 and 2010 to help capitalize the Deposit Insurance Fund.

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

Asset/Liability Management

We maintain the interest rate sensitivity of our assets by investing primarily in CMOs and MBSs with short and intermediate average lives to generate cash flows and by originating and retaining primarily loans with interest rates that adjust based on the prime rate. As of December 31, 2010, prime based loans totaled $61,645,509, or 75.4% of total loans. Many of these prime based loans are subject to interest rate floors of 7.00% to 8.00%. We anticipate that we will continue to concentrate on originating prime based loans in our principal market areas. We also expect to continue to invest other available funds that we cannot invest in loans in short-term investment grade securities.

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

In the current interest rate environment, we generally have been investing available funds not needed for lending in CMOs and MBSs with estimated average lives of five years or less and we invested the increase in funds resulting from our growth in deposits in overnight liquid investments to the extent not needed to fund an increase in loans. As a result of this strategy, and based upon the assumptions used in the following table at December 31, 2010, our total interest-bearing assets maturing within one year exceeded our total interest-bearing liabilities maturing in the same period by $8,211,414, representing a one year cumulative positive gap ratio of 3.74%. In many cases, a positive gap ratio means that in an increasing rate environment, the interest that we earn on assets will reprice upward faster than the rates we pay on deposits. However, for a number of important reasons, that may not be the results we will experience if market interest rates begin to rise.

●
As explained above, an increase in the target federal funds rate, which normally presages an immediate increase in the prime rate, will not have an immediate positive effect on most of our adjustable rate loans because they have interest rate floors that must be surpassed before yields on those assets begin to increase. However, the increase in the prime rate is likely to put prompt upward pressure on the rates we pay to depositors, at least in the case of certificates of deposit.

●
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

●
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

Our substantial level of non-interest-bearing demand deposits also furthers our goal of maintaining a positive gap because the interest cost of those deposits will not increase as market rates increase. However an increase in market interest rates could cause our customers to shift funds from demand deposits into interest earning deposits if interest rates are high enough to justify maintaining multiple accounts. Furthermore, effective July 2011, banks will be permitted to pay interest on commercial demand deposits. This could have a significant effect on our net income by forcing us to pay interest on business demand deposits to maintain parity with our competitors.

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2010 which we estimate, based upon certain assumptions, will mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown which mature during a particular period were determined in accordance with the earlier of estimated repayment or runoff or the contractual terms of the asset or liability. There can be no assurance that deposits would reprice to peer bank’s historical levels if interest rates were to increase. Certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities, they may react in different degrees to changes in market interest rates. The table reflects only whether a yield or cost is expected to adjust without measuring whether the magnitude of the adjustment is the same for different types of assets or liabilities. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets may have features which restrict changes in interest rates on a short-term basis and over the life of the asset. For example, if a prime rate loan has a minimum interest rate of 7.0%, an increase in a very low prime rate might not be sufficient to increase the interest rate on the loan to more than the minimum. Further, in the event of a change in interest rates, prepayment and early withdrawal levels may deviate significantly, in a manner we cannot predict, from those assumed in calculating the table. Finally, the ability of many borrowers to service their prime rate loans may decrease in the event of interest rate increases.

	At December 31, 2010
	Three	Four	More than
	months	to twelve	One year to	More than
	or less	months	five years	five years	Total
Interest-earning assets:
Commercial loans (1)	$66,433,529	$423,078	$1,102,799	$5,848,613	$73,808,019
Consumer loans (1)	390,357	569,739	516,539	114,782	1,591,417
Mortgage-backed securities	12,347,217	37,041,651	68,309,362	—	117,698,230
Other interest-earning assets	26,489,709	—	—	—	26,489,709
Total interest-earning assets	105,660,812	38,034,468	69,928,700	5,963,395	219,587,375
Less:
Unearned (discount) and deferred fees (2)	40,531	121,593	555,490	—	717,614
Net interest-earning assets	105,701,343	38,156,061	70,484,190	5,963,395	220,304,989

Interest-bearing liabilities:
Savings accounts	14,938,440	—	—	—	14,938,440
NOW accounts	35,138,867	—	—	—	35,138,867
Money market accounts	27,521,455	—	—	—	27,521,455
Certificate accounts	37,923,844	20,123,384	5,597,734	—	63,644,962
Total interest-bearing liabilities	115,522,606	20,123,384	5,597,734	—	141,243,724

Interest sensitivity gap	$(9,821,263)	$18,032,677	$64,886,456	$5,963,395	$79,061,265
Cumulative gap	$(9,821,263)	$8,211,414	$73,097,870	$79,061,265	$79,061,265
Cumulative gap as a percentage of total interest-earning assets	–4.47%	3.74%	33.29%	36.00%	36.00%
Cumulative net interest-earning assets as a percentage of total interest-bearing liabilities	91.50%	106.05%	151.75%	155.98%	155.98%

(1)	For purposes of the gap analysis, mortgage and other loans are reduced by non-performing loans but are not reduced by the allowance for possible loan losses.

(2)	For purposes of the gap analysis, unearned discount and deferred fees are pro-rated.

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

Average Balance Sheet

The following table sets forth certain information relating to our consolidated statements of financial condition and the consolidated statements of earnings for the fiscal years ended December 31, 2010, 2009 and 2008 and reflects the average yield on assets and average cost of liabilities for the period indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The average balance of loans receivable does not include loans on which we have discontinued accruing interest. The yields and costs include net fees, which are considered adjustments to yields. No tax equivalent adjustments have been made.

	Year Ended December 31,				Year Ended December 31,				Year Ended December 31,
	2010				2009				2008
	Average			Yield/	Average			Yield/	Average			Yield/
	Balance		Interest1	Cost	Balance		Interest1	Cost	Balance		Interest1	Cost
Assets:
Interest-earning assets:
Loans receivable	$78,995,376		$5,800,691	7.34%	$71,655,679		$5,465,368	7.63%	$64,186,215		$5,078,576	7.91%
Other interest earning assets	39,091,176		61,124	0.16	27,440,096		33,050	0.12	14,864,864		237,490	1.60
Investment securities	114,319,832		4,401,547	3.85	118,475,481		5,149,770	4.35	119,976,379		5,699,228	4.75
Total interest-earning assets	232,406,384		10,263,362	4.42	217,571,256		10,648,188	4.89	199,027,458		11,015,294	5.53

Non-interest earning assets	8,380,147				8,472,431				11,105,146
Total assets	$240,786,531				$226,043,687				$210,132,604
Liabilities and equity:
Interest-bearing liabilities:
Savings accounts	$15,262,470		47,445	0.31	$13,733,980		50,145	0.37	$12,046,954		76,011	0.63
Time accounts	65,196,898		572,292	0.88	66,249,743		925,793	1.40	69,562,982		1,615,142	2.32
Money market accounts	27,820,065		240,461	0.86	25,387,152		246,866	0.97	21,092,188		310,714	1.47
Now accounts	35,273,971		160,865	0.46	29,304,494		142,405	0.49	17,607,727		127,066	0.72
Subordinated debt	—		—	—	—		—	—	3,098,634		214,685	6.91
Total interest-bearing liabilities	143,553,404		1,021,063	0.71	134,675,369		1,365,209	1.01	123,408,485		2,343,618	1.90
Checking accounts	68,686,944				64,757,449				63,123,757
Escrow Deposits	437,880				484,013				421,768
Total	212,678,228				199,916,831				186,954,010
Other liabilities	2,169,130				1,740,429				1,308,257
Total liabilities	214,847,358				201,657,260				188,262,267
Equity	25,939,173				24,386,427				21,870,337
Total liabilities and equity	$240,786,531				$226,043,687				$210,132,604
Net interest income/net interest rate spread			$9,242,299	3.71%			$9,282,979	3.88%			$8,671,676	3.63%
Net interest earning assets/net interest margin	$88,852,980			3.98%	$82,895,887			4.27%	$75,618,973			4.36%
Ratio of interest-earning assets to to interest-bearing liabilities	1.62	x			1.62	x			1.61	x

Return On Average Assets:				0.78%				0.81%				0.92%
Return On Average Equity:				7.25%				7.47%				8.83%
Equity To Assets:				11.07%				10.33%				10.91%
Dividend Payout Ratio				22.86%				23.25%				22.97%

1 - Interest on loans includes $25,261in 2010, $164,708 in 2009 and $218,882 in 2008 representing interest received during the year on non-accrual loans that is attributable to prior years. Those amounts were excluded in calculating the average loan yield for the year in which they were received but were not added to the prior period interest in calculating the yield in the prior period.

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

	Year Ended December 31, 2010			Year Ended December 31, 2009			Year Ended December 31, 2008
	Compared to			Compared to			Compared to
	December 31, 2009			December 31, 2008			December 31, 2007
	Increase/(Decrease)			Increase/(Decrease)			Increase/(Decrease)
	In Net Interest Income			In Net Interest Income			In Net Interest Income
	Due to			Due to			Due to
	Volume	Rate	Net	Volume	Rate	Net	Volume	Rate	Net

Interest-earning assets:
Loans receivable	$560,019	$(224,696)	$335,323	$590,835	$(204,043)	$386,792	$301,408	$(1,202,965)	$(901,557)
Other interest-earning assets	13,981	14,093	28,074	201,204	(405,644)	(204,440)	(278,390)	(478,454)	(756,844)
Investment securities, afs	(180,771)	(567,452)	(748,223)	(71,293)	(478,165)	(549,458)	368,831	26,511	395,342
Total	393,229	(778,055)	(384,826)	720,746	(1,087,852)	(367,106)	391,850	(1,654,909)	(1,263,059)

Interest-bearing liabilities:
Savings accounts	5,655	(8,355)	(2,700)	10,628	(36,494)	(25,866)	856	(22,745)	(21,889)
Time accounts	(14,740)	(338,761)	(353,501)	(76,867)	(612,482)	(689,349)	122,378	(943,924)	(821,546)
Money market accounts	23,599	(30,004)	(6,405)	63,136	(126,984)	(63,848)	(5,645)	(122,877)	(128,522)
Now accounts	29,250	(10,790)	18,460	84,217	(68,878)	15,339	(11,225)	6,657	(4,568)
Subordinated debt	—	—	—	(214,685)	—	(214,685)	(141,474)	—	(141,474)
Total	43,765	(387,911)	(344,146)	(133,571)	(844,838)	(978,409)	(35,110)	(1,082,889)	(1,117,999)
Net change in net interest income	$349,464	$(390,144)	$(40,680)	$854,317	$(243,014)	$611,303	$426,959	$(572,019)	$(145,060)

Effect of Adverse Conditions in the Residential Mortgage Market

We do not expect that the continued adverse conditions in the residential mortgage market throughout the United States will have a direct adverse effect on our financial condition or results of operations. We are not a residential mortgage lender. At December 31, 2010, we owned $121.3 million of securities that are either collateralized by residential mortgage loans or that represent shares in pools of such loans. However, 98.6% of those securities are issued or guaranteed by FNMA, GNMA or FHLMC. The remainder of the securities’ portfolio are all investment grade fixed-rate securities rated AAA that are at least five years old. None of those securities have experienced ratings downgrades. We do not hold any loans in our portfolio of the type that are commonly known as subprime residential mortgage loans.

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

As market interest rates began their rapid decline, the decline in our loan yields and earnings on investments securities was initially slower than the decline in our cost of funds for a number of reasons. Interest rate floors on our loans with interest tied to the prime rate had the effect of moderating the decline in our yield on those loans, while our investment portfolio consisted primarily of debt securities with fixed rates, so our average yield on that portfolio was affected only gradually, as we reinvested the proceeds of principal payments on those securities.

However, most of our loans are now at their interest rate floors and a substantial portion of our investment securities portfolio that had been purchased at higher yields before interest rates began to decline has now been repaid and reinvested at lower yields. Both of these factors have the effect of slowing the increase in our asset yields as market rates rise above their current historic lows. Specifically, the yields on most of our loans with interest rate floors will not begin to increase until the prime rate exceeds 6%, which is 2.75% above the current prime rate. Furthermore, most of our securities investments will have constant yields despite increases in market rates until we receive principal payments on those securities and we reinvest them at higher yields then available to us.

The cost of deposits initially declined more rapidly than our asset yields as interest rates declined. If market interest rate trend upward, the rates we pay on interest-bearing deposits, because of their lower starting point, can increase more in step with the basis point increases in market rates because of the need to maintain customer relationships, competitive pressures, and other factors.

As a result, although our loans are technically considered to be interest rate sensitive because they are tied to the prime rate, their sensitivity to market interest rate increases may lag behind our deposits, depending upon how fast interest rates increase. This could have an adverse effect on net interest income as interest rates increase. In addition, customers may exercise discretion in moving funds between different types of deposits to maximize their interest earnings when interest rates rise and they perceive a greater advantage in managing the movement of funds between accounts with different interest rates.

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

Comparative Results for the Years Ended December 31, 2010 and December 31, 2009

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

General. We had net income of $1,880,629 for the year ended December 31, 2010, compared to net income of $1,822,277 for the comparable period in 2009. The principal categories which make up the 2010 net income are:

●	Interest income of $10,263,362
●	Reduced by interest expense of $1,021,063
●	Reduced by a provision for loan losses of $140,000
●	Increased by non-interest income of $2,485,923
●	Reduced by non-interest expense of $8,121,458
●	Reduced by income tax expense of $1,586,135

We discuss each of these categories individually and the reasons for the differences between the years ended December 31, 2010 and 2009 in the following paragraphs.

Interest Income. Interest income was $10,263,362 for the year ended December 31, 2010, compared to $10,648,188 for the year ended December 31, 2009, a decrease of $384,826, or 3.6%. There were two principal reasons for the decline. First, a $4.2 million decrease in average balance in investment securities between the periods, coupled with a decline in market interest rates, were the principal causes of a $748,233 decline in interest income on investment securities. Second, an increase in the average balance of other interest-earning assets shifted our asset mix for non-loan assets toward our lowest interest-earning asset category due to our decision to become more liquid to provide increased flexibility in the event of an interest rate increase. On the positive side, interest income on loans increased by $335,323 as the average balance of loans increased between the periods due to our efforts to increase our loan portfolio but this was partially offset by the decrease in the average yield between the periods.

The average balance of loans, our highest-yielding asset category, increased by $7,339,697 from the year ended December 31, 2009 to the year ended December 31, 2010 due to management’s efforts to increase our loan portfolio. The positive effect of the increase in average balance was partially offset by a 29 basis point drop in our average loan yield due to the continued low market interest rate conditions and a lower level of recovery of non-accrual interest income, $164,708 for the year ended 2009, compared to $25,261 for the same period in 2010. The interest rate floors on our loans have helped to stabilize interest income from the loan portfolio, but these floors will have the effect of limiting increases in our income until the prime rate rises above 6%.

We experienced a 50 basis point decrease in the average yield on our investment securities portfolio, from 4.35% to 3.85%, due to the purchase of new investment securities at lower market rates than the yields on the principal paydowns we received. The average balance of our investment portfolio decreased by $4,155,649 or 3.51%, between the periods. The investment securities portfolio represented 74.5% of average non-loan interest earning assets in the 2010 period compared to 81.2% in the 2009 period as we deliberately limited our investment of available funds in investment securities due to the low yields available to us in the year ended December 31, 2010 and our desire to avoid locking in those low yields for long periods.

We had an increase in average balance of other interest earning assets of $11,651,080 from the year ended December 31, 2009 to the year ended December 31, 2010 and the average yield on other interest earning assets (principally overnight investments) increased 4 basis points from 0.12% for the year ended December 31, 2009 to 0.16% for the year ended December 31, 2010. This increase in average balance occurred because we chose to invest the excess proceeds from our deposit growth into overnight investments and Federal Reserve term deposits as a tool to increase our liquidity in a volatile market and to help establish a buffer for when market interest rates begin to rise.

Interest Expense. Interest expense was $1,021,063 for the year ended December 31, 2010, compared to $1,365,209 for the year ended December 31, 2009, a decrease of $344,146 or 25.2%. The decrease was primarily the result of a reduction in the rates we paid on deposits, principally reflecting a 52 basis point decrease in the cost of time deposits between the periods, due to continuing low market interest rates. As a result, our average cost of funds, excluding the effect of interest-free demand deposits, decreased to 0.71% from 1.01% between the periods.

Net Interest Income Before Provision for Loan Losses. Net interest income before the provision for loan losses was $9,242,299 for the year ended December 31, 2010, a decrease of $40,680, or 0.44%, over the $9,282,979 in the comparable 2009 period. The decrease was primarily due to the decline in the average yield on interest earning assets of 47 basis points, from the year ended December 31, 2009 to the year ended December 31, 2010, which was partially offset by the reduction in our cost of funds of 30 basis points from the same period. Our interest rate spread decreased 17 basis points to 3.71% for the year ended December 31, 2010 from 3.88% in the same period of 2009. The spread declined because our yields on our new investment securities were lower than the principal paydowns in 2010 and overnight investments were a larger percentage of the earning asset mix in 2010. This was partially offset by the increase in interest income from loans due to the increased average balance in 2010.

Our net interest margin decreased to 3.98% for the year ended December 31, 2010 from 4.27% in the same period of 2009. The interest rate margin decreased when we invested the proceeds from payments on investment securities at lower rates because of the decline in market interest rates and also because other interest earning assets (principally overnight investments) were a larger percentage of the asset mix. The margin is higher than the spread because it takes into account the effect of interest free demand deposits and capital. However, the average margin declined more rapidly than the spread because we shifted more marginal, excess funds not needed to fund loans into overnight investments rather than purchasing investment securities to position ourselves to better address an increase in market interest rates that many experts are predicting will occur in the foreseeable future.

Provision for Loan Losses. We took a provision for loan losses of $140,000 for the year ended December 31, 2010 compared to a provision for loan losses of $560,000 for the year ended December 31, 2009. The $420,000 decrease in the provision was due to our evaluation of our loan portfolio, higher recoveries of previously charged-off loans and substantially lower level of charge-offs in the 2010 period. Charge-offs totaled $22,712 for the year ended December 31, 2010 as compared to $556,638 in the same period in 2009, while we had recoveries of $96,478 for the year ended 2010 compared to recoveries of $72,216 for the year ended 2009. We are aggressively collecting charged-off loans in an effort to recover the amounts charged off whenever we believe that collection efforts are likely to be fruitful. Although we experienced an increase in non-performing loans from $1,697,151 at December 31, 2009 to $6,378,293 at December 31, 2010, most of those loans are secured by real estate. We individually evaluated the non-performing mortgage loans based primarily upon updated appraisals and we determined that the level of our allowance was appropriate to address inherent losses. Overall, our allowance for loan losses increased from $1,063,454, or 1.35% of total loans at December 31, 2009 to $1,277,220, or 1.56% of total loans, at December 31, 2010.

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

Although management uses available information to assess the appropriateness of the allowance on a quarterly basis in consultation with outside advisors and the board of directors, changes in national or local economic conditions, the circumstances of individual borrowers, or other factors, may change, increasing the level of problem loans and requiring an increase in the level of the allowance. The allowance for loan losses represented 1.56% of total loans at December 31, 2010 compared to 1.35% at December 31, 2009. There can be no assurance that a higher level, or a higher provision for loan losses, will not be necessary in the future.

Non-interest Income. Non-interest income was $2,485,923 for the year ended December 31, 2010, compared to $2,418,857 during the same period last year. The $67,066, or 2.7%, increase in non-interest income was a direct result of normal fluctuations in retail banking transactions and the fees derived from them, such as insufficient funds fees, in 2010.

Non-interest Expense. Non-interest expense was $8,121,458 for the year ended December 31, 2010, compared to $7,829,796 for the year ended December 31, 2009, an increase of $291,662 or 3.7%. The principal shifts in the individual categories were:

●
a $293,350 increase in salaries and benefits as a result of new hires, higher related benefit costs, including the costs of the recently adopted stock plans, and increased salary and benefits due to normal raises;

●	a $49,095 increase in legal expense primarily due to increased collection costs; and
●	a $55,250 decrease in professional fees due to the exemption in complying with SOX 404(b).

In addition to these changes, we also experienced changes in the various other non-interest expenses categories due to normal fluctuations in operations.

Income Tax Expense. Income tax expense was $1,586,135 for the year ended December 31, 2010, compared to income tax expense of $1,489,763 for the same period ended 2009. The increase in income tax expense was due to the $96,372 increase in income before income taxes in the 2010 period. Our effective tax rate for the year ended December 31, 2010 was 45.8% and for the year ended December 31, 2009 was 45.0%.

Changes in Financial Condition

Total assets were $235,253,699 at December 31, 2010, a decrease of $1,746,173 or, 0.7%, from December 31, 2009. The slight decline in total assets was the results of a moderate deposit outflow which management believes may have been the result of the normal ebb and flow of customer deposits coupled with extreme weather in New York during the last week of the year which may have increased customers’ need for funds while decreasing both business and personal deposits. The principal changes resulting in the net decrease in assets can be summarized as follows:

●	a $7,395,503 net increase in investment securities available for sale;
●	a $2,490,302 net increase in net loans receivable, partially offset by
●	a $10,951,932 net decrease in cash and cash equivalents.

In addition to these changes in major asset categories, we also experienced changes in other asset categories due to normal fluctuations in operations.

Our deposits (including escrow deposits) were $207,406,657 at December 31, 2010, a decrease of $3,579,429 or 1.70%, from December 31, 2009. The decrease in deposits resulted from decreases of $3,965,223 in non-interest demand deposits, $1,066,683 in money market accounts, $1,024,165 in time deposits, $96,799 in escrow deposits and $63,496 in savings accounts, partially offset by an increase of $2,636,937 in NOW accounts.

Total stockholders’ equity was $26,044,856 at December 31, 2010, an increase of $1,560,907 or 6.38%, from December 31, 2009. The increase reflected: (i) a $1,450,694 increase in retained earnings due to net income of $1,880,629 for the year ended December 31, 2010 partially offset by $429,935 of dividends paid in 2010; (ii) a decrease in the net unrealized gain on securities available for sale of $187,202; (iii) a $292,211 increase due to the exercise by officers and directors of options to purchase 44,375 shares of common stock; and (iv) a reduction of $169,078 in Unearned ESOP shares reflecting the gradual payment of the loan we made to fund the ESOP’s purchase of our stock. We implemented a stockholder-approved restricted stock award plan in 2010, which resulted in a $395,586 decrease in additional paid in capital and a corresponding reduction in Treasury shares, with no net change in stockholders’ equity. Additionally, there was a $199,134 increase in Treasury shares representing the cost of 17,057 shares of common stock we repurchased in the second, third and fourth quarter of 2010 under our Company’s previously announced stock repurchase plans.

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

In 2010, we had a net decrease in total deposits of $3,579,429 due to decreases of $3,965,223 in non-interest demand deposits, $1,066,683 in money market accounts, $1,024,165 in time deposits, $96,799 in escrow deposits and $63,496 in savings accounts, partially offset by an increase of $2,636,937 in NOW accounts. These are all what are commonly known as “retail” deposits that we obtain through the efforts of our branch network rather than “wholesale” deposits that some banks obtain from deposit brokers. We also received proceeds from repayment of investment securities of $38,643,601. We used $46,528,587 of available funds to purchase new investment securities and we had a net loan increase of $2,520,342. These changes resulted in an overall decrease in cash and cash equivalents of $10,951,932. Total cash and equivalents at December 31, 2010 were $28,764,987.

In contrast, in 2009, we had a net increase in total deposits of $22,876,637 due to increases of $14,865,776 in NOW accounts, $11,781,326 in non-interest demand deposits, $5,294,526 in money market accounts and $2,589,375 in savings accounts, partially offset by a decrease of $11,654,366 in time deposits. We also received proceeds from repayment of investment securities of $37,675,927. We used $29,480,949 of available funds to purchase new investment securities and we had a net loan increase of $12,953,701. These changes resulted in an overall increase in cash and cash equivalents of $18,476,696. Total cash and equivalents at December 31, 2009 were $39,716,919.

At December 31, 2010, cash and cash equivalents represented 12.2% of total assets. We anticipate, based upon historical experience that these funds, combined with cash inflows we anticipate from payments on our loan and investment securities portfolios, will be sufficient to fund loan growth and unanticipated deposit outflows. As noted above, the federal legal prohibition on paying interest on demand deposit accounts has been repealed effective July 2011. Depending upon competitive pressures, we may need to implement interest-paying business checking in order to maintain demand deposits at historical levels or to increase such deposits.

As a secondary source of liquidity, at December 31, 2010 we had $121 million of investment securities classified available for sale. The disposition of these securities prior to maturity is an option available to us in the event, which we believe is unlikely, that our primary sources of liquidity and expected cash flows are insufficient to meet our need for funds. Additionally, we have the ability to borrow funds at the Federal Home Loan Bank of New York and the Federal Reserve Bank of New York using securities in our investment portfolio as collateral if the need arises. Based upon our assets size and the amount of our securities portfolio that qualifies as eligible collateral, we had more than $80.3 million of unused borrowing capability from the FHLBNY at December 31, 2010. Victory State Bank also has a $2 million unsecured credit facility with Atlantic Central Bankers Bank, which the Bank has not drawn upon. We do not anticipate a need for additional capital resources and do not expect to raise funds through a stock offering in the near future. As a result of our strong capital resources and available liquidity, we did not apply for or participate in the Treasury Departments TARP Capital Purchase Program. We have sufficient resources to allow us to continue to make loans as appropriate opportunities arise without having to rely on government funds to support our lending activities.

Victory State Bank satisfied all capital ratio requirements of the Federal Deposit Insurance Corporation at December 31, 2010, with a Tier I Leverage Capital ratio of 9.96%, a Tier I Capital to Risk-Weighted Assets ratio of 24.63%, and a Total Capital to Risk-Weighted Assets ratio of 25.88%.

The following table sets forth our contractual obligations and commitments for future lease payments, time deposit maturities and loan commitments.

Contractual Obligations and Commitments at December 31, 2010

Contractual Obligations	Payment due by Period
	Less than	One to three	Four to five	After	Total Amounts
	One Year	years	years	five years	committed

Minimum annual rental payments under non-cancelable operating leases	$413,067	$846,968	$750,021	$1,040,319	$3,050,375
Remaining contractual maturities of time deposits	58,047,229	2,475,934	3,121,800	—	63,644,963
Total contractual cash obligations	$58,460,296	$3,322,902	$3,871,821	$1,040,319	$66,695,338

Other commitments	Amount of commitment Expiration by Period
	Less than	One to three	Four to five	After	Total Amounts
	One Year	years	years	five years	committed

Loan commitments	$24,508,597	$3,151,054	$—	$—	$27,659,651

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

Item 8.

The company’s financial statements appear on the following pages:

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
VSB Bancorp, Inc.
Staten Island, New York

We have audited the accompanying consolidated statements of financial condition of VSB Bancorp, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of earnings, stockholders’ equity and comprehensive income, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of VSB Bancorp, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Horwath LLP

Livingston, New Jersey
March 14, 2011

VSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 2010 AND 2009

	2010	2009

ASSETS

Cash and cash equivalents	$28,764,987	$39,716,919
Investment securities, available for sale	121,307,907	113,912,404
Loans receivable (net of allowance for loan losses of $1,277,220 and $1,063,454, respectively)	80,261,004	77,770,702
Accrued interest receivable	673,967	722,228
Premises and equipment, net	2,732,229	3,204,063
Prepaid and other assets	1,513,605	1,673,556

Total assets	$235,253,699	$236,999,872

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits
Non-interest bearing	$66,626,755	$70,688,777
Interest bearing	140,779,902	140,297,309
Total deposits	207,406,657	210,986,086
Accounts payable, accrued expenses and other liabilities	1,802,186	1,529,837

Total liabilities	209,208,843	212,515,923

Commitments and contigent liabilities (Note 12)	—	—

STOCKHOLDERS’ EQUITY
Common stock ($.0001 par value, 3,000,000 shares authorized, 1,989,509 issued, 1,825,009 outstanding at December 31, 2010; 1,945,134 issued, 1,762,191 outstanding at December 31, 2009)	199	195
Additional paid-in capital	9,249,600	9,317,719
Retained earnings	17,563,435	16,112,741
Treasury stock, at cost (164,500 shares at December 31, 2010 and 182,943 shares at December 31, 2009)	(1,643,797)	(1,840,249)
Unearned Employee Stock Ownership Plan shares	(563,594)	(732,672)
Accumulated other comprehensive gains, net of taxes of $1,213,545 and $1,371,416, respectively	1,439,013	1,626,215

Total stockholders’ equity	26,044,856	24,483,949

Total liabilities and stockholders’ equity	$235,253,699	$236,999,872

See notes to consolidated financial statements.

VSB BANCORP, INC.
CONSOLIDATED STATEMENTS OF EARNINGS FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009
INTEREST INCOME:
Loans receivable	$5,800,691	$5,465,368
Investment securities	4,401,547	5,149,770
Other interest income	61,124	33,050
Total interest income	10,263,362	10,648,188
INTEREST EXPENSE:
Deposits	1,021,063	1,365,209
Total interest expense	1,021,063	1,365,209
Net interest income	9,242,299	9,282,979
PROVISION FOR LOAN LOSSES	140,000	560,000
Net interest income after provision for loan losses	9,102,299	8,722,979
NON-INTEREST INCOME:
Deposit service fees	2,190,397	2,137,676
Other income	295,526	281,181
Total non-interest income	2,485,923	2,418,857
NON-INTEREST EXPENSES:
Salaries and employee benefits	3,968,499	3,675,149
Occupancy and equipment	1,445,538	1,482,300
Data processing service fees	264,423	279,152
Legal fees	274,267	225,172
Professional fees	252,850	308,100
Director fees	239,600	218,225
FDIC and NYSBD assessments	399,000	392,000
Supplies and service	351,699	351,015
Checkbook charges	126,814	147,048
Other	798,768	751,635
Total non-interest expenses	8,121,458	7,829,796
INCOME BEFORE INCOME TAXES	3,466,764	3,312,040
PROVISION/(BENEFIT) FOR INCOME TAXES:
Current	1,670,259	1,373,021
Deferred	(84,124)	116,742
Total income taxes	1,586,135	1,489,763
NET INCOME	$1,880,629	$1,822,277
Earnings per share:
Basic	$1.06	$1.02
Diluted	$1.06	$1.01
Comprehensive income	$1,693,427	$2,861,429

See notes to consolidated financial statements.

VSB BANCORP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	Number of Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock, at cost	Unearned ESOP Shares	Other Comprehensive Gain	Total Stockholders’ Equity
Balance at December 31, 2008	1,882,461	$192	$9,200,010	$14,714,143	$(395,891)	$(901,750)	$587,063	$23,203,767
Exercise of stock options, including tax benefit	21,250	3	118,624					118,627
Stock-based compensation			1,278					1,278
Amortization of earned portion of ESOP common stock						169,078		169,078
Amortization of cost over fair value - ESOP			(2,193)					(2,193)
Cash dividends declared ($0.24 per share)				(423,679)				(423,679)
Purchase of treasury stock, at cost	(141,520)				(1,444,358)			(1,444,358)
Comprehensive income:
Net income				1,822,277				1,822,277
Other comprehensive income, net:
Change in unrealized gain on securities available for sale, net of tax effects	—	—	—	—	—	—	1,039,152	1,039,152
Total comprehensive income								2,861,429

Balance at December 31, 2009	1,762,191	$195	$9,317,719	$16,112,741	$(1,840,249)	$(732,672)	$1,626,215	$24,483,949

Exercise of stock options, including tax benefit	44,375	4	292,207					292,211
Stock-based compensation			70,811					70,811
Amortization of earned portion of ESOP common stock						169,078		169,078
Amortization of cost over fair value - ESOP			(35,551)					(35,551)
Cash dividends declared ($0.24 per share)				(429,935)				(429,935)
Purchase of treasury stock, at cost	(17,057)				(199,134)			(199,134)
Contribution to RRP Trust from treasury shares	35,500		(395,586)		395,586			—
Comprehensive income:
Net income				1,880,629				1,880,629
Other comprehensive income, net:
Change in unrealized gain on securities available for sale, net of tax effects	—	—	—	—	—	—	(187,202)	(187,202)
Total comprehensive income								1,693,427

Balance at December 31, 2010	1,825,009	$199	$9,249,600	$17,563,435	$(1,643,797)	$(563,594)	$1,439,013	$26,044,856

See notes to consolidated financial statements.

VSB BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2010 and 2009

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,880,629	$1,822,277
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	598,384	665,422
Amortization of premium/(accretion of income), net	34,449	(15,186)
ESOP compensation expense	102,065	94,370
Stock-based compensation expense	70,811	1,278
Provision for loan losses	140,000	560,000
Changes in operating assets and liabilities:
Decrease/(increase) in prepaid and other assets	159,951	(748,549)
Decrease in accrued interest receivable	48,261	1,245
(Increase)/decrease in deferred income taxes	(84,124)	116,742
Increase/(decrease) in accrued expenses, income tax payable and other liabilities	545,807	(215,744)
Net cash provided by operating activities	3,496,233	2,281,855

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in loans receivable	(2,520,342)	(12,953,701)
Proceeds from repayments and calls of investment securities, available for sale	38,643,601	37,675,927
Purchase of investment securities, available for sale	(46,528,587)	(29,480,949)
Purchases of premises and equipment, net	(126,550)	(173,663)
Net used in investing activities	(10,531,878)	(4,932,386)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	(3,579,429)	22,876,637
Cash dividends paid	(429,935)	(423,679)
Exercise of stock options	292,211	118,627
Purchase of treasury stock, at cost	(199,134)	(1,444,358)
Net cash (used in)/provided by financing activities	(3,916,287)	21,127,227

NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(10,951,932)	18,476,696

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	39,716,919	21,240,223

CASH AND CASH EQUIVALENTS, END OF YEAR	$28,764,987	$39,716,919

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,051,191	$1,486,955
Income taxes	$1,630,317	$1,303,405

See notes to consolidated financial statements.

VSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2010 and 2009

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

Cash and Cash Equivalents - Cash and cash equivalents consists of cash on hand, due from banks and interest-bearing deposits. Interest-bearing deposits with original maturities of 90 days or less are included in this category. Customer loan and deposit transactions are reported on a net cash basis. Regulation D of the Board of Governors of the Federal Reserve System requires that Victory State Bank maintain interest-bearing deposits or cash on hand as reserves against its demand deposits. The amount of reserves which Victory State Bank is required to maintain depends upon its level of transaction accounts. During the fourteen day period from December 30, 2010 through January 12, 2011, Victory State Bank was required to maintain reserves, after deducting vault cash, of $4,548,000. Reserves are required to be maintained on a fourteen day basis, so, from time to time, Victory State Bank may use available cash reserves on a day to day basis, so long as the fourteen day average reserves satisfy Regulation D requirements. Victory State Bank is required to report transaction account levels to the Federal Reserve on a weekly basis.

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

The Company invests primarily in agency Collateralized Mortgage-Backed Obligations (“CMOs”) with estimated average lives primarily under 5 years and Mortgage-Backed Securities. These securities are primarily issued by the Federal National Mortgage Association (“FNMA”), the Government National Mortgage Association (“GNMA”) or the Federal Home Loan Mortgage Corporation (“FHLMC”) and are primarily comprised of mortgage pools guaranteed by FNMA, GNMA or FHLMC. The Company also invests in whole loan CMOs, all of which are AAA rated. These securities expose the Company to risks such as interest rate, prepayment and credit risk and thus pay a higher rate of return than comparable treasury issues.

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

Basic net income per share of common stock is based on 1,757,210 shares and 1,791,756 shares, the weighted average number of common shares outstanding for the years ended December 31, 2010 and 2009, respectively. Diluted net income per share of common stock is based on 1,757,377 and 1,809,538, the weighted average number of common shares outstanding plus potentially dilutive common shares for the years ended December 31, 2010 and 2009, respectively. The weighted average number of potentially dilutive common shares excluded in calculating diluted net income per common share due to the anti-dilutive effect is 34,727 and 45,831 shares for the years ended December 31, 2010 and 2009, respectively. Common stock equivalents were calculated using the treasury stock method.

The reconciliation of the numerators and the denominators of the basic and diluted per share computations for the years ended December 31, are as follows:

Reconciliation of EPS
	Year ended	Year ended
	December 31, 2010	December 31, 2009
Basic
Distributed earnings allocated to common stock	$421,730	$437,346
Undistributed earnings allocated to common sock	1,435,162	1,384,931
Net earnings allocated to common stock	$1,856,892	$1,822,277

Weighted common shares outstanding including participating securities	1,781,025	1,791,756
Less: Participating securities	(23,815)	—
Weighted average shares	1,757,210	1,791,756

Basic EPS	$1.06	$1.02

Diluted
Net earnings allocated to common stock	$1,856,892	$1,822,277

Weighted average shares for basic	1,757,210	1,791,756
Dilutive effects of:
Stock Options	167	17,782
Unvested shares not considered particpating securtities	—	—
	1,757,377	1,809,538

Diluted EPS	$1.06	$1.01

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

Stock Repurchase Programs - On September 8, 2008, the Company announced that its Board of Directors had authorized a Rule 10b5-1 stock repurchase program for the repurchase of up to 100,000 shares of the Company’s common stock. On April 21, 2009, the Company announced that its Board of Directors had authorized a second Rule 10b5-1 stock repurchase program for the repurchase of up to an additional 100,000 shares of the Company’s common stock. At December 31, 2010, the Company had repurchased a total of 200,000 shares of its common stock under these stock repurchase programs and is now completed. Stock repurchases under the program have been accounted for using the cost method, in which the Company will reflect the entire cost of repurchased shares as a separate reduction of stockholders’ equity on its balance sheet.

Retention and Recognition Plan - At the April 27, 2010 Annual Meeting, the stockholders of VSB Bancorp, Inc. approved the adoption of the 2010 Retention and Recognition Plan (the “RRP”). The RRP authorizes the award of up to 50,000 shares of its common stock to directors, officers and employees. In conjunction with the approval the RRP, stockholders approved the award of 4,000 shares of stock to each of its eight directors who had at least five years of service. The director awards will vest over five years, with 20% vesting annually for each of the first five years after the award is made, subject to acceleration and forfeiture. On June 8, 2010, an additional 3,500 shares of stock were awarded to the President and CEO of the Company, which will vest over a 65 month period, with 20% vesting annually for each of the first five years starting in November 2011, subject to acceleration and forfeiture. The recipient of an award will not be required to make any payment to receive the award or the stock covered by the award. As of December 31, 2010, 35,500 shares of the RRP have been awarded. The Company recognizes compensation expense for the shares awarded under the RRP gradually as the shares vest, based upon the market price of the shares on the date of the award.

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

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 166 “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140”, which was reissued in December 2009 as Accounting Standards Update (“ASU”) 2009-16 and is now part of FASB Accounting Standards Codification (“ASC”) 860 “Transfers and Servicing.” The objective of this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about: (1) a transfer of financial assets; (2) the effects of a transfer on its financial position, financial performance, and cash flows; and (3) a transferor’s continuing involvement, if any, in transferred financial assets. This guidance was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2009. The recognition and measurement provisions of this statement need to be applied to transfers that occur on or after the effective date. The adoption of this guidance on January 1, 2010 has not impacted the Corporation’s consolidated financial statements.

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

In July 2010, the FASB issued an Accounting Standards Update (“ASU”), “Receivables: Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” The objective of this ASU is for an entity to provide disclosures that facilitate financial statement users’ evaluation of the nature of credit risk inherent in the entity’s portfolio of financing receivables, how that risk is analyzed and assessed in arriving at the allowance for credit losses, and the changes and reasons for those changes in the allowance for credit losses. An entity should provide disclosures on a disaggregated basis on two defined levels: (1) portfolio segment; and (2) class of financing receivable. The ASU makes changes to existing disclosure requirements and includes additional disclosure requirements about financing receivables, including credit quality indicators of financing receivables at the end of the reporting period by class of financing receivables, the aging of past due financing receivables at the end of the reporting period by class of financing receivables, and the nature and extent of troubled debt restructurings (“TDRs”) that occurred during the period by class of financing receivables and their effect on the allowance for credit losses. The Company’s adoption on December 31, 2010 except for those parts pertaining to TDRs, being disclosure-related only, had no impact on its results of operations. At its January 4, 2011, meeting, the FASB affirmed its decision to temporarily defer the effective date for TDRs. The new effective date is to be concurrent with the effective date for the proposed ASU, “Receivables (Topic 310): Clarifications to Accounting for Troubled Debt Restructurings by Creditors.” The FASB directed its staff to draft a final ASU to change the effective date of the TDRs disclosures for public companies for a vote by the board. The deferral will become effective upon issuance of the final ASU.

3.    INVESTMENT SECURITIES, AVAILABLE FOR SALE

The following table summarizes the amortized cost and fair value of the available-for-sale investment securities portfolio at December 31, 2010 and December 31, 2009 and the corresponding amounts of unrealized gains and losses therein:

	December 31, 2010
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

FNMA MBS - Residential	$3,428,696	$142,521	$—	$3,571,217
GNMA MBS - Residential	4,092,912	65,164	(76,964)	4,081,112
Whole Loan MBS - Residential	1,212,246	23,255	—	1,235,501
Collateralized mortgage obligations	109,921,495	2,906,359	(407,777)	112,420,077
	$118,655,349	$3,137,299	$(484,741)	$121,307,907

	December 31, 2009
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

FNMA MBS - Residential	$4,855,213	$185,607	$—	$5,040,820
GNMA MBS - Residential	1,265,428	55,812	—	1,321,240
Whole Loan MBS - Residential	1,860,603	15,135	(18,845)	1,856,893
Collateralized mortgage obligations	102,933,529	3,085,224	(325,302)	105,693,451
	$110,914,773	$3,341,778	$(344,147)	$113,912,404

There were no sales of investment securities for the years ended December 31, 2010 and 2009.

The amortized cost and fair value of the investment securities portfolio are shown by expected maturity. Expected maturities may differ from contractual maturities, especially for collateralized mortgage obligations, if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2010
	Amortized	Fair
	Cost	Value

Less than one year	$576,009	$579,799
Due after one year through five years	1,431,034	1,456,140
Due after five years through ten years	28,365,421	29,772,512
Due after ten years	88,282,885	89,499,456
	$118,655,349	$121,307,907

The following table summarizes the investment securities with unrealized losses at December 31, 2010 and December 31, 2009 by aggregated major security type and length of time in a continuous unrealized loss position:

December 31, 2010	Less than 12 months		More than 12 months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

FNMA MBS	$—	$—	$—	$—	$—	$—
GNMA MBS	2,991,961	(76,964)	—	—	2,991,961	(76,964)
Whole Loan MBS	—	—	—	—	—	—
Collateralized mortgage obligations	20,223,509	(407,777)	—	—	20,223,509	(407,777)
	$23,215,470	$(484,741)	$—	$—	$23,215,470	$(484,741)

December 31, 2009	Less than 12 months		More than 12 months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

FNMA MBS	$—	$—	$—	$—	$—	$—
GNMA MBS	—	—	—	—	—	—
Whole Loan MBS	—	—	433,666	(18,845)	433,666	(18,845)
Collateralized mortgage obligations	10,036,242	(280,961)	1,750,950	(44,341)	11,787,192	(325,302)
	$10,036,242	$(280,961)	$2,184,616	$(63,186)	$12,220,858	$(344,147)

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

At December 31, 2010, the unrealized loss on investment securities was caused by interest rate increases. We expect that these securities, at maturity, will not be settled for less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the securities and it is not more likely than not the Company will be required to sell the securities before recovery of the amortized cost basis less any current-period loss, these investments are not considered other-than-temporarily impaired. At December 31, 2010, there were no debt securities with unrealized losses with aggregate depreciation of 5% or more from the Company’s amortized cost basis.

Securities pledged had a fair value of $66,089,701 and $54,199,477 at December 31, 2010 and December 31, 2009, respectively and were pledged to secure public deposits and balances in excess of the deposit insurance limit on certain customer accounts.

4.    LOANS RECEIVABLE, NET

Loans receivable, net at December 31, 2010 and 2009 are summarized as follows:

	2010	2009
Commercial loans (principally variable rate):
Secured	$1,393,532	$1,138,308
Unsecured	12,924,378	10,966,874
Total commercial loans	14,317,910	12,105,182

Real estate loans:
Commercial	58,204,596	48,767,729
Residential	2,460,114	2,914,956
Total real estate loans	60,664,710	51,682,685

Construction loans (net of undisbursed funds of $2,672,000 and $3,168,000, respectively)	5,874,500	13,258,000

Consumer loans	533,860	532,498
Other loans	386,750	1,455,224
	920,610	1,987,722
Total loans receivable	81,777,730	79,033,589

Less:
Unearned loans fees, net	(239,506)	(199,433)
Allowance for loan losses	(1,277,220)	(1,063,454)

Total	$80,261,004	$77,770,702

Nonaccrual loans outstanding at December 31, 2010 and 2009 are summarized as follows:

	2010	2009
Nonaccrual loans:
Unsecured commercial loans	$37,706	$41,037
Commercial real estate	4,064,281	1,176,114
Residential real estate	2,276,306	—
Construction	—	480,000
Total nonaccrual loans	$6,378,293	$1,697,151

	2010	2009

Interest income that would have been recorded during the year on nonaccrual loans outstanding at year-end in accordance with original terms	$469,484	$108,719

At December 31, 2010 and 2009, there were no loans 90 days past due and still accruing interest.

The following table presents the aging of the loan balances in past due loans as of December 31, 2010 by class of loans:

	Total	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due
Commercial loans:
Unsecured	$12,924,378	$46,562	$42,708	$37,706	$126,976	$12,797,402
Secured	1,393,532	—	—	—	—	1,393,532
Real Estate loans
Commercial	58,204,596	3,103,589	277,960	4,064,281	7,445,830	50,758,766
Residential	2,460,114	—	—	2,276,306	2,276,306	183,808
Construction loans	5,874,500	795,000	—	—	795,000	5,079,500
Consumer loans	533,860	11,277	—	—	11,277	522,583
Other loans	386,750	2,279	—	—	2,279	384,471
Total loans	$81,777,730	$3,958,707	$320,668	$6,378,293	$10,657,668	$71,120,062

Nonaccrual loans include smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The Company’s loan portfolios are primarily comprised of commercial and commercial real estate loans made to small businesses and individuals located in the Borough of Staten Island. Commercial real estate loans and construction loans are generally fully secured by real estate collateral. Commercial loans are generally secured by accounts receivable, inventory and equipment. We seek to minimize the risk of loss through our underwriting standards. As of December 31, 2010, the Company had six restructured loans in the amount of $2,825,494 and as of December 31, 2009, the Company had one restructured loan in the amount of $41,037.

The Company has allocated specific reserves of $7,367 to a customer whose loan terms have been modified in troubled debt restructurings as of December 31, 2010. The Company has not allocated specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2009. The Company has not committed to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.

Individually impaired loans were as follows:

	2010	2009

Year-end loans with no allocated allowance for loan losses:
Construction	$—	$480,000
Commercial real estate	39,377	820,469
Year-end loans with allocated allowance for loan losses:
Commercial and financial	36,837	41,037
Commercial real estate	3,448,695	—
	$3,524,909	$1,341,506

Amount of the allowance for loan losses allocated:
Commercial and financial	$7,367	$8,207
Commercial real estate	83,459	—
	$90,826	$8,207

The following table sets forth certain information about impaired loans at December 31:

	2010	2009

Average of individually impaired loans during year	$813,419	$1,371,850

Interest income recognized during time period that loans were impaired, using cash-basis method of accounting	$—	$—

Credit Quality Indicators:

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debts such as: current financial information, historical payment experience, credit documentation, public information and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. This analysis is performed on a quarterly basis. The Company uses the following definitions for risk ratings:

Special Mention. Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position as some future date.

Substandard. Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

Doubtful. Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristics that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and vales, highly questionable and improbable.

The following table sets forth at December 31, 2010, the aggregate carrying value of our assets classified as Special Mention, Substandard and Doubtful according to asset type:

	At December 31, 2010
	Special
	Mention	Substandard	Doubtful
Classification of assets:
Commercial Loans:
Unsecured	$459,160	$37,706	$—
Commercial Real Estate	4,250,511	5,623,816	—
Residential Real Estate	—	2,276,306	—
Consumer	18,117	—	—
Other	12,096	—	—
Total loans	$4,739,884	$7,937,828	$—

The activity in the allowance for loan losses, for the years ended December 31, 2010 and 2009 are summarized as follows:

	2010	2009

Beginning balance	$1,063,454	$987,876
Charge-offs	(22,713)	(556,639)
Recoveries	96,479	72,217
Provision	140,000	560,000

Ending balance	$1,277,220	$1,063,454

The following table presents the balance in the allowance for loan losses and the recorded balance in loans by portfolio segment and based on impairment method as of December 31, 2010:

	Commercial	Commercial		Commerical	Residential	Other
	Unsecured	Secured	Construction	Real Estate	Real Estate	Loans	Total

Allowance for loan losses:
Ending allowance balance attributable to loans
Individually evaluated for impairment	$7,541	$—	$—	$132,511	$1,717	$—	$141,769
Collectively evaluated for impairment	513,412	13,486	52,138	520,851	5,457	30,107	1,135,451
Total ending allowance balance	$520,953	$13,486	$52,138	$653,362	$7,174	$30,107	$1,277,220

Loans:
Individually evaluated for impairment	$37,706	$—	$—	$5,623,816	$2,276,306	$—	$7,937,828
Collectively evaluated for impairment	12,886,672	1,393,532	5,874,500	52,580,780	183,808	920,610	73,839,902
Total ending loans balance	$12,924,378	$1,393,532	$5,874,500	$58,204,596	$2,460,114	$920,610	$81,777,730

5.    ACCRUED INTEREST RECEIVABLE

        Accrued interest receivable at December 31, 2010 and 2009 are summarized as follows:

	2010	2009
Due from banks	$1,871	$—
Loans receivable	292,916	313,203
Investment securities, available for sale	379,180	409,025

Total	$673,967	$722,228

6.    PREMISES AND EQUIPMENT

Premises and equipment at December 31, 2010 and 2009 are summarized as follows:

	2010	2009

Leasehold improvements	$3,775,068	$3,823,772
Computer equipment and software	329,739	376,178
Furniture, fixtures and equipment	1,120,591	1,092,349
Other	52,697	52,697
	5,278,095	5,344,996
Less accumulated depreciation and amortization	(2,545,866)	(2,140,933)

Total	$2,732,229	$3,204,063

Depreciation and amortization expense amounted to $598,384 and $665,422 for the years ended December 31, 2010 and 2009, respectively.

At December 31, 2010 and 2009, the Company was obligated under five non-cancelable operating leases on property used for banking purposes. Rental expense under these leases was $407,002 and $407,002 for the years ended December 31, 2010 and 2009, respectively.

The projected minimum rental payments under the terms of the leases at December 31, 2010 are summarized as follows:

Year Ending
December 31,	Amount
2011	$413,067
2012	420,988
2013	425,980
2014	384,187
2015	365,834
Thereafter	1,040,319

Total	$3,050,375

7.    PREPAID AND OTHER ASSETS

Prepaid and other assets at December 31, 2010 and 2009 are summarized as follows:

	2010	2009

Accounts receivable and other assets	$47,675	$61,286
Security deposit receivable	11,200	11,200
Prepaid assets	956,252	1,189,203
Equity securities, primarily FHLB stock	347,700	345,400
Income tax receivable	103,493	9,422
Late charges receivable	47,285	57,045

	$1,513,605	$1,673,556

8.    DEPOSITS

Deposits are summarized, according to their original terms, at December 31, 2010 and 2009 as follows:

	2010			2009
	Amount	Percent	Weighted Average Stated Rate	Amount	Percent	Weighted Average Stated Rate

Checking	$66,407,225	32.02%	—%	$70,372,448	33.36%	—%
Variable-rate money market	27,057,632	13.05	0.59	28,124,315	13.33	0.68
Statement savings	14,938,440	7.20	0.30	15,001,936	7.11	0.34
Interest-bearing checking	35,138,867	16.94	0.19	32,501,930	15.40	0.23

	143,542,164	69.21	0.19	146,000,629	69.20	0.22
Time deposits:
Less than six months	15,557,955	7.50	0.59	17,999,752	8.53	0.91
Six months to one year	41,842,379	20.17	1.14	41,590,066	19.71	1.49
More than one year	6,244,629	3.01	2.23	5,079,310	2.41	1.84

	63,644,963	30.68	1.11	64,669,128	30.65	1.36

Other deposits	219,530	0.11	—	316,329	0.15	—

Total	$207,406,657	100.00%	0.47%	$210,986,086	100.00%	0.57%

The aggregate amount of jumbo time deposit with a minimum denomination of $100,000 was approximately $52,607,789 and $54,127,546 at December 31, 2010 and 2009 respectively.

Scheduled maturities of time deposits at December 31, 2010 are as follows:

	Amount	Percent

Within six months	$54,219,713	85.19%
Six months to one year	3,827,516	6.01
Over one year to two years	1,115,217	1.75
Over two years to three years	873,163	1.37
Over three years to four years	1,397,132	2.20
Over four years to five years	2,212,222	3.48

Total	$63,644,963	100.00%

9.    INCOME TAXES

The Company files consolidated federal, state and local income tax returns on a calendar-year basis. For federal, state and local income tax purposes, the Company uses the specific charge-off method in computing its federal, state and local tax bad debt deduction.

The basis for the determination of state and local tax is the greater of a tax on entire net income or a tax computed on taxable assets. Federal, state and city income tax provisions were determined based on the tax computed on net income for the years ended December 31, 2010 and 2009.

The components of the income tax expense/(benefit) for the years ended December 31, 2010 and 2009 are summarized as follows:

	2010	2009

Current:
Federal	$1,048,801	$877,307
State and local	621,458	495,715
	1,670,259	1,373,022
Deferred:
Federal	(52,386)	72,698
State and local	(31,738)	44,044
	(84,124)	116,742
	$1,586,135	$1,489,764

The components of the deferred income tax asset/(liability), net as of December 31, 2010 and 2009 are summarized as follows:

	2010	2009
Deferred tax assets:
Deferred loan fees	$108,432	$89,991
Excess book allowance for loan losses	393,403	328,927
Other	480,121	478,914

	981,956	897,832
Deferred tax liabilities:
Unrealized gain on investment securities	(1,213,545)	(1,371,416)

Net deferred tax liability:	$(231,589)	$(473,584)

Management evaluated the weight of available evidence and concluded that it is more likely than not that the Company will realize the net deferred tax asset in future years. Factors influencing management’s judgment include, among other things, changes in the levels of actual and expected future taxable income and anticipated reversals of net deductible temporary differences. There are no unrecognized tax benefits as of December 31, 2010.

The Company is subject to United States federal income tax, New York State income tax and New York City income tax.

The Company is no longer subject to examination by taxing authorities for years before 2007 unless specifically directed by the taxing authorities during an audit.

The Company’s effective tax rates differ from the statutory Federal tax rate for the years ended December 31, 2010 and 2009 and are as follows:

	2010		2009

Federal income tax provision at statutory rates	$1,178,700	34.0%	$1,126,094	34.0%
State and local taxes, net of Federal income tax benefit	407,345	11.8	356,240	11.0
Other	90	0.0	7,429	0.0

	$1,586,135	45.8%	$1,489,763	45.0%

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

As of the latest notification from the FDIC, the Bank was classified as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain Tier 1 Leverage, Tier 1 Risk-Based and minimum Total Risk-based ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category. Management believes, as of December 31, 2010, that the Bank meets all capital adequacy requirements to which it is subject.

The Bank is subject to certain restrictions on the availability of its undistributed earnings for payment of dividends to stockholders, including prior regulatory approval.

In accordance with the New York State Banking Law and the New York State Banking Board Regulations, the Bank credits 10% of quarterly net income to regulatory surplus and is required to do so until such time as shareholders’ equity is equal to 10% of amounts due to depositors. As of December 31, 2010, regulatory surplus equals 10% of deposits.

The following table is the Bank’s actual capital amounts and ratios, as well as the minimum required levels for both “capital adequacy purposes” and to be considered “well capitalized”. No deductions were made for qualitative judgments by regulators:

	Actual		For capital adequacy purposes		To be well-capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2010:
Tier 1 Capital
(to Average Assets)	$24,062,000	9.96%	$9,664,133	4.00%	$12,080,167	5.00%
Tier 1 Capital
(to Risk Weighted Assets)	24,062,000	24.63	3,907,400	4.00	5,861,100	6.00
Total Capital
(to Risk Weighted Assets)	25,284,000	25.88	7,814,800	8.00	9,768,500	10.00

	Actual		For capital adequacy purposes		To be well-capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2009:
Tier 1 Capital
(to Average Assets)	$22,468,000	9.51%	$9,454,548	4.00%	$11,818,185	5.00%
Tier 1 Capital
(to Risk Weighted Assets)	22,468,000	21.94	4,095,720	4.00	6,143,580	6.00
Total Capital
(to Risk Weighted Assets)	23,531,000	22.98	8,191,440	8.00	10,239,300	10.00

        The Company is subject to comparable capital ratio requirements of the Board of Governors of the Federal Reserve system. The Company’s consolidated capital ratios as of December 31, 2010 were as follows: Tier 1 Capital to Average Assets of 10.13%; Tier 1 Capital to Risk Weighted Assets of 25.20%; and Total Capital to Risk Weighted Assets of 26.45%, which are not substantially different than the Bank’s capital ratios at December 31, 2010 and therefore are not presented separately.

11.  EMPLOYEE BENEFITS

The Company sponsors an incentive savings plan (401(k) plan) which started March 1, 1999. All eligible employees, who have reached the age of 21, have at least one year of service and work a minimum of 1,000 hours per year will be permitted to make tax deferred contributions up to certain limits. The Bank may reduce or cease matching contributions if it is determined that the current or accumulated net earnings or undivided profits of the Bank are insufficient to pay the full contributions in a plan year. The Bank contributed $133,205 to the 401(k) plan in 2010 and $128,852 in 2009.

Stock Options

The Company has granted options pursuant to six different stock option plans. Options to buy stock are granted to directors, officers and employees under the VSB Bancorp, Inc. 2010 Incentive Plan, the 2000 Incentive Plan, the 1998 Incentive Plan, the 2004 Directors’ Plan, the 2000 Directors’ Plan and the 1998 Directors’ Plan which, in the aggregate, provide for issue up to 293,750 options. Exercise price is the market price at the date of grant, and compensation expense will be recognized in the income statement over the vesting period. The maximum option term is ten years, and the options vesting period is up to five years.

Total compensation expense for the stock option plans charged against income for 2010 and 2009 was $11,487 and $1,278.

In January 2010, 5,977 options were granted from the 2000 Incentive Plan at an exercise price of $11.10. In April 2010, 12,000 options were granted from the 2004 Director’s Plan at an exercise price of $12.09. Also, in April 2010, the 2010 Incentive Stock Option Plan was approved for issue up to 50,000 options. In June 2010, 34,073 options were granted from the 2010 Incentive Plan.

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

The fair value of the options granted is estimated using the Black-Scholes option pricing model with the following weighted average assumptions used for 2010:

		Exercise
	2010	Rate

Dividend yield	2.08%
Expected volatility	7.76
Risk-free interest rate	2.96
Expected life	8.27 Years	100%

The stock option components of the 2000 Incentive Plan, the 1998 Incentive Plan, the 2010 Incentive Plan and the 2004 Directors’ Plan, the 2000 Directors’ Plan and the1998 Directors’ Plan, as of December 31, 2010, and changes during the year ended, consist of the following:

	2010
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value

Options outstanding at the beginning of the year	116,748	$12.16
Granted	52,050	11.56
Exercised	(44,375)	4.77

Options outstanding at the end of the year	124,423	$14.28	$(347,140)

Options exercisable at the end of the year	72,373	$16.87	$(389,367)

Weighted average remaining contractual life of options outstanding at the end of the year		5.5 Years

Nonvested Options	Shares	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2010	1,950	$1.18
Granted	52,050	1.25
Vested	1,950	1.18
Forfeited	—

Nonvested at December 31, 2010	52,050	$1.25

All non-vested options are expected to vest.

Information related to the stock option plan during each year follows:

	2010	2009

Intrinsic value of options exercised	$311,956	$145,350
Cash received from option exercise	$211,531	$106,625
Tax benefit realized from option exercise	$80,680	$12,002
Weighted average fair value of options exercised	$7.03	$6.84

Described below is the range of exercise prices for options granted and outstanding under the following option plans at December 31, 2010:

Plan Description	Number of Exercisable Shares	Weighted Average Exercise Price	Weighted Average Contractual Life

1998 Director Stock Option Plan	—	$—	—

1998 Incentive Stock Option Plan	3,250	11.75	6.92

2000 Director Stock Option Plan	—	—	—

2000 Incentive Stock Option Plan	26,350	14.58	4.36

2004 Director Stock Option Plan	60,750	16.51	4.19

2010 Incentive Stock Option Plan	34,073	11.45	9.17

All Plans	124,423	$14.28	5.48

12. COMMITMENTS, CONTINGENCIES AND FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the financing needs of its customers. Such financial instruments primarily include commitments to extend credit.

A summary of these commitments and contingent liabilities, all of which are variable rate commitments, at December 31:

	2010	2009
	Amount	Amount

Commitments to fund secured construction loans	$2,672,000	$3,168,000
Commitments to fund all other commercial loans	24,987,651	20,794,679
	$27,659,651	$23,962,679

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

The carrying amounts and estimated fair values of financial instruments, at December 31, 2010 and December 31, 2009 are as follows:

	December 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets:
Cash and cash equivalents	$28,764,987	$28,764,987	$39,716,919	$39,716,919
Investment securities, available for sale	121,307,907	121,307,907	113,912,404	113,912,404
Loans receivable	80,261,004	81,526,941	77,770,702	78,515,058
Other financial assets	673,967	673,967	722,228	722,228

Total Financial Assets	$231,007,865	$232,273,802	$232,122,253	$232,866,609
Financial Liabilities:
Non-interest bearing deposits	$66,626,755	$66,626,755	$70,688,777	$70,688,777
Interest bearing deposits	140,779,902	140,634,427	140,297,309	140,258,492
Other liabilities	19,039	19,039	45,695	45,695

Total Financial Liabilities	$207,425,696	$207,280,221	$211,031,781	$210,992,964

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

	Fair Value Measurements at December 31, 2010 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
FNMA MBS - Residential	$3,571,217	$—	$3,571,217	$—
GNMA MBS - Residential	4,081,112	—	4,081,112	—
Whole Loan MBS-Residential	1,235,501	—	1,235,501	—
Collateralized mortgage obligations	112,420,077	—	112,420,077	—
Total Available for sale Securities	$121,307,907	$—	$121,307,907	$—

	Fair Value Measurements at December 31, 2009 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
FNMA MBS - Residential	$5,040,820	$—	$5,040,820	$—
GNMA MBS - Residential	1,321,240	—	1,321,240	—
Whole Loan MBS-Residential	1,856,893	—	1,856,893	—
Collateralized mortgage obligations	105,693,451	—	105,693,451	—
Total Available for sale Securities	$113,912,404	$—	$113,912,404	$—

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

	Fair Value Measurements at December 31, 2010 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$643,758	—	—	$643,758

	Fair Value Measurements at December 31, 2009 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$43,505	—	—	$43,505

        As of December 31, 2010, we had two impaired loans with specific reserves that were collateral dependent. Collateral dependent impaired loans, which are measured for impairment using the fair value of the collateral, had a carrying amount of $727,217, with a valuation allowance of $83,459.

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

15.  RELATED PARTIES

The Bank at times has had loans, and other financial transactions, with its executive officers and directors. At December 31, 2010, the aggregate amount of loans outstanding to directors was $11,995. There were no loans granted to executive officers.

The change in aggregate amount of loans outstanding to directors as of December 31, 2010 and 2009 are as follows:

	2010	2009

Beginning balance	$91,010	$159,664
Originations	50	81,187
Payments	(79,065)	(149,841)

Ending balance	$11,995	$91,010

The interest income that was paid on these loans was $3,348 and $9,500 for 2010 and 2009, respectively.

Executive officers and directors own, in the aggregate, 27.9% and 27.7% of the common shares outstanding at December 31, 2010 and 2009, respectively.

16.  CONDENSED FINANCIAL STATEMENTS OF THE PARENT COMPANY ONLY

VSB BANCORP, INC.

STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 2010 and 2009

	2010	2009
ASSETS

Cash and cash equivalents	$9	$-
Money market	463,823	297,496
Investment in subsidiaries	25,500,560	24,093,862
Deferred taxes	54,896	30,922
Other assets	39,093	78,007

Total assets	$26,058,381	$24,500,287

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Accounts payable, accrued expenses and other liabilities	$13,525	$16,338

Total liabilities	13,525	16,338

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS’ EQUITY
Common stock ($.0001 par value, 3,000,000 shares authorized, 1,989,509 issued and 1,825,009 outstanding at December 31, 2010; 1,945,134 issued and 1,762,191 outstanding at December 31, 2009)	199	195
Additional paid-in capital	9,249,600	9,317,719
Retained earnings	17,563,435	16,112,741
Treasury stock, at cost (164,500 shares at December 31, 2010 and 182,943 shares at December 31, 2009)	(1,643,797)	(1,840,249)
Unearned Employee Stock Ownership Plan shares	(563,594)	(732,672)
Accumulated other comprehensive gain, net of taxes of $1,213,545 and $1,371,416, respectively	1,439,013	1,626,215

Total stockholders’ equity	26,044,856	24,483,949

Total liabilities and stockholders’ equity	$26,058,381	$24,500,287

VSB BANCORP, INC.

STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009
INTEREST INCOME:
Loans recievable	$29,288	$36,051
Other interest income	3,472	4,710
Total interest income	32,760	40,761

INTEREST EXPENSE:
Subordinated debt	—	—
Total interest expense	—	—

Net interest income	32,760	40,761

NON-INTEREST INCOME:
Dividend income	400,000	1,500,000
Other	—	—
	400,000	1,500,000

NON-INTEREST EXPENSES:
Salaries and benefits	70,811	—
Legal fees	57,500	38,000
Other	84,005	74,763
Total non-interest expenses	212,316	112,763

INCOME BEFORE INCOME TAXES	220,444	1,427,998

PROVISION/(BENEFIT) FROM INCOME TAXES:
Current	(71,600)	(49,678)
Deferred	(23,974)	371

Total income taxes	(95,574)	(49,307)

EQUITY IN UNDISTRIBUTED EARNINGS, NET OF TAXES	1,564,611	344,972

NET INCOME	$1,880,629	$1,822,277

VSB BANCORP, INC.

STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,880,629	$1,822,277
Adjustments to reconcile net income to net cash used in operating activities:
Changes in operating assets and liabilities:
ESOP compensation expense	(67,013)	(73,431)
Stock-based compensation expense	70,811	—
Undistributed (loss) income of subsidiaries	(1,564,611)	(344,972)
Decrease/ (increase) in other assets	38,914	(57,675)
(Increase)/decrease in deferred income taxes	(23,974)	371
(Decrease)/increase in accounts payable, accrued expenses, and other liabilities	(640)	34,345
Net cash provided by operating activities	334,116	1,380,915

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease in loan receivable	169,078	169,078
Net decrease/(increase) in money market deposit	(166,327)	198,875
Net cash provided by investing activities	2,751	367,953

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise stock option	292,211	118,627
Purchase of treasury stock, at cost	(199,134)	(1,444,358)
Payment of dividends	(429,935)	(423,679)
Net cash used in financing activities	(336,858)	(1,749,410)

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	9	(542)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	—	542

CASH AND CASH EQUIVALENTS, END OF YEAR	$9	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—

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

The contribution to the ESOP was $169,078 for each of the years ended December 31, 2010 and 2009. ESOP expense was $102,065 and $95,647 for the years ended December 31, 2010 and 2009, respectively.

Shares held by the ESOP at December 31, 2010 and 2009 were as follows:

	2010	2009

Shares allocated to participants	65,336	56,396
Shares released to participants	(6,688)	(5,070)
Unearned shares	27,564	36,504

Total ESOP Shares	86,212	87,830
Fair value of unearned shares	$316,710	$432,937

18.  RETENTION AND RECOGNITION PLAN

At the April 27, 2010 Annual Meeting, the stockholders of VSB Bancorp, Inc. approved the adoption of the 2010 Retention and Recognition Plan (the “RRP”). The RRP authorizes the award of up to 50,000 shares of its common stock to directors, officers and employees. In conjunction with the approval the RRP, stockholders approved the award of 4,000 shares of stock to each of its eight directors who had at least five years of service. The director awards will vest over five years, with 20% vesting annually for each of the first five years after the award is made, subject to acceleration and forfeiture. On June 8, 2010, an additional 3,500 shares of stock were awarded to the President and CEO of the Company, which will vest over a 65 month period, with 20% vesting annually for each of the first five years starting in November 2011, subject to acceleration and forfeiture. The recipient of an award will not be required to make any payment to receive the award or the stock covered by the award. As of December 31, 2010, 35,500 shares of the RRP have been awarded. The Company recognizes compensation expense for the shares awarded under the RRP gradually as the shares vest, based upon the market price of the shares on the date of the award. For the year ended December 31, 2010, the Company recognized $59,324 of compensation expense related to the shares awarded. The income tax benefit resulting from this expense was $23,730. As of December 31, 2010, there was approximately $336,262 of unrecognized compensation costs related to the shares awarded. These costs are expected to be recognized over the next 4.25 years.

A summary of the status of the Company’s nonvested plan shares as of December 31, 2010 is as follows:

For the Year Ended December 31, 2010:
		Weighted Average
	Shares	Grant Date Share Value

Non vested at beginning of period	—	$—
Granted	35,500	11.46
Vested	—	—
Non vested at end of period	35,500	$11.46

*****************

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9a (T) Controls and Procedures

Disclosure Controls and Procedures

Our principal executive and principal financial officer evaluated our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report, as required by paragraph (b) of Rule 13a-15 of the Exchange Act. Based on such evaluation, our principal executive and principal financial officer concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures are effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework as amplified by the Guidance for Smaller Public Companies. The five principal components of the Framework that management analyzed in connection with its assessment were our Control Environment, Risk Assessment, Control Activities, Information and Communication, and Monitoring. Based on that assessment, management believes that we maintained effective internal control over financial reporting as of December 31, 2010.

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

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Incorporated by reference to pages 4 through 6 of the Proxy Statement under the caption “General Information Regarding Nominees and Our Other Directors;” page 16 of the Proxy Statement under the caption “Section 16a Beneficial Ownership Reporting Compliance;” and pages 7 and 8 of the Proxy Statement under the caption “Audit Committee.”

The Company has a Code of Ethics that applies to all officers and employees. The Code of Ethics is posted on our web site – www.victorystatebank.com – and can be found under the “Investor Relations” tab.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference to pages 10 through 14 of the Proxy Statement under the caption Compensation through and including the sub-caption “Directors Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to pages 14 through 15 of the Proxy Statement under the caption “Security Ownership of Management and Certain Beneficial Owners.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to pages 15 through 16 of the Proxy Statement under the caption “Transactions with Directors and Officers and Their Related Interests.”

Item 14. Principal Accounting Fees and Services.

The information required by this Item is incorporated by reference to page 22 of the Proxy Statement under the caption “Audit and Other Fees.”

Item 15. Exhibits, Financial Statement Schedules

(a) Financial Statements

(b) Exhibits

Exhibit No.	Title of Exhibit

3.1	Restated Certificate of Incorporation of VSB Bancorp, Inc.*
3.2	Amended Bylaws of VSB Bancorp, Inc.****
10.1	VSB Bancorp, Inc. Restated 2000 Incentive Stock Option Plan*
10.2	VSB Bancorp, Inc. Restated 2000 Directors Stock Option Plan*
10.3	VSB Bancorp, Inc. Restated 1998 Incentive Stock Option Plan*
10.4	VSB Bancorp, Inc. Restated 1998 Directors Stock Option Plan*
10.5	VSB Bancorp, Inc. 2004 Directors Stock Option Plan**
10.6	VSB Bancorp, Inc. 2010 Retention and Recognition Plan *****
10.7	VSB Bancorp, Inc. 2010 Incentive Stock Option Plan *****
10.8	Employment Agreement among Raffaele M. Branca, VSB Bancorp, Inc. and Victory State Bank***
21.	Subsidiaries of the Registrant
23.	Consent of Independent Registered Public Accounting Firm
31.1	Rule 13A-14(a)/15D-14(a) Certification of Chief Executive Officer
31.2	Rule 13A-14(a)/15D-14(a) Certification of Principal Accounting Officer
32.1	Certification by CEO pursuant to 18 U.S.C. 1350
32.2	Certification by Principal Accounting Officer pursuant to 18 U.S.C. 1350

* - previously filed as an exhibit on Form 10-KSB (File No. 0-05237) as filed with the Securities and Exchange Commission on March 26, 2008.
** - previously filed as an exhibit included in the Issuer’s proxy statement for its 2004 Annual Meeting of Stockholders on Form 14A on March 24, 2004, SEC Accession Number 0001019056-04-000401, Film Number 04685677.
*** - previously filed as an exhibit on Form 8-K (File No. 0-50237) as filed with the Securities and Exchange Commission on June 24, 2010.
**** - previously filed as an exhibit on Form 8-K (File No. 0-50237) as filed with the Securities and Exchange Commission on January 18, 2011.
***** - previously filed as an exhibit included in the Issuer’s proxy statement for its 2010 Annual Meeting of Stockholders on Form 14A on March 26, 2010, SEC Accession Number 0001019056-10-000360, Film Number 10706769.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

VSB Bancorp, Inc.
(Registrant)
Date: March 14, 2011
	By:	/s/Raffaele M. Branca
Raffaele M. Branca, President & CEO,
Principal Executive Officer and
Principal Financial Officer

Date: March 14, 2011		/s/ Jonathan B. Lipschitz
Jonathan B. Lipschitz
Vice President, Controller and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated below.

/s/ Raffaele M. Branca	March 14, 2011
Raffaele M. Branca, President and Chief Executive	Date
Officer and Director

/s/ Joseph J. LiBassi	March 14, 2011
Joseph J, LiBassi, Chairman of the Board	Date

/s/ Joan Nerlino Caddell	March 14, 2011
Joan Nerlino Caddell, Director	Date

/s/ Robert S. Cutrona, Sr.	March 14, 2011
Robert S. Cutrona, Sr., Director	Date

/s/ Chaim Farkas	March 14, 2011
Chaim Farkas, Director	Date

/s/ Alfred C. Johnsen	March 14, 2011
Alfred C. Johnsen, Director	Date

/s/ Robert P. Moore	March 14, 2011
Robert P. Moore, Director	Date

/s/ Carlos Perez	March 14, 2011
Carlos Perez, Director	Date

/s/ Bruno Savo	March 14, 2011
Bruno Savo, Director	Date