Form 10-Q
period 2011-03-31
VSB BANCORP INC
filed 2011-05-11
CIK 1225874

UNITED STATES
SECURITY AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20849

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED MARCH 31, 2011

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

The Registrant had 1,825,009 common shares outstanding as of May 4, 2011.

CROSS REFERENCE INDEX

Forward-Looking Statements

When used in this periodic report , or in any written or oral statement made by us or our officers, directors or employees, the words and phrases “will result,” “expect,” “will continue,” “anticipate,” “estimate,” “project,” or similar terms are intended to identify “forward-looking statements.” A variety of factors could cause our actual results and experiences to differ materially from the anticipated results or other expectations expressed in any forward-looking statements. Some of the risks and uncertainties that may affect our operations, performance, development and results, the interest rate sensitivity of our assets and liabilities, and the adequacy of our loan loss allowance, include, but are not limited to:

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

VSB Bancorp, Inc.
Consolidated Statements of Financial Condition
(unaudited)

	March 31,	December 31,
	2011	2010

Assets:
Cash and due from banks	$37,660,747	$28,764,987
Investment securities, available for sale	117,364,785	121,307,907
Loans receivable	79,898,528	81,538,224
Allowance for loan loss	(1,301,598)	(1,277,220)
Loans receivable, net	78,596,930	80,261,004
Bank premises and equipment, net	2,604,130	2,732,229
Accrued interest receivable	624,239	673,967
Other assets	1,340,078	1,513,605
Total assets	$238,190,909	$235,253,699
Liabilities and stockholders’ equity:
Liabilities:
Deposits:
Demand and checking	$70,621,956	$66,407,225
NOW	31,369,855	35,138,867
Money market	27,737,090	27,057,632
Savings	15,952,574	14,938,440
Time	64,503,282	63,644,963
Total deposits	210,184,757	207,187,127
Escrow deposits	320,904	219,530
Accounts payable and accrued expenses	1,550,376	1,802,186
Total liabilities	212,056,037	209,208,843

Stockholders’ equity:
Common stock ($.0001 par value, 3,000,000 shares authorized, 1,989,509 issued, 1,825,009 outstanding at March 31, 2011 and at December 31, 2010)	199	199
Additional paid in capital	9,256,237	9,249,600
Retained earnings	17,886,510	17,563,435
Treasury stock, at cost (164,500 shares at March 31, 2011and at December 31, 2010)	(1,643,797)	(1,643,797)
Unearned Employee Stock Ownership Plan shares	(521,324)	(563,594)
Accumulated other comprehensive income, net of taxes of $975,759 and $1,213,545, respectively	1,157,047	1,439,013

Total stockholders’ equity	26,134,872	26,044,856

Total liabilities and stockholders’ equity	$238,190,909	$235,253,699

See notes to consolidated financial statements.

VSB Bancorp, Inc.
Consolidated Statements of Operations
(unaudited)

	Three months	Three months
	ended	ended
	March 31, 2011	March 31, 2010
Interest and dividend income:
Loans receivable	$1,454,292	$1,390,296
Investment securities	1,012,552	1,162,222
Other interest earning assets	11,138	9,207
Total interest income	2,477,982	2,561,725
Interest expense:
NOW	33,089	39,252
Money market	59,379	62,486
Savings	12,696	11,460
Time	121,506	160,117
Total interest expense	226,670	273,315
Net interest income	2,251,312	2,288,410
Provision for loan loss	30,000	90,000

Net interest income after provision for loan loss	2,221,312	2,198,410

Non-interest income:
Loan fees	27,570	2,304
Service charges on deposits	522,237	540,701
Net rental income	11,613	11,983
Other income	46,283	46,686
Total non-interest income	607,703	601,674
Non-interest expenses:
Salaries and benefits	980,003	963,616
Occupancy expenses	376,563	363,790
Legal expense	64,986	89,521
Professional fees	80,451	66,200
Computer expense	65,322	66,955
Directors’ fees	62,450	58,950
FDIC and NYSBD assessments	94,000	94,000
Other expenses	309,275	300,344
Total non-interest expenses	2,033,050	2,003,376
Income before income taxes	795,965	796,708
Provision/(benefit) for income taxes:
Current	414,690	442,310
Deferred	(50,516)	(77,824)
Total provision for income taxes	364,174	364,486
Net income	$431,791	$432,222
Earnings per share:
Basic	$0.24	$0.25
Diluted	$0.24	$0.25
Comprehensive income	$149,825	$654,963
Book value per common share	$14.32	$14.22

See notes to consolidated financial statements.

VSB Bancorp, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
Year Ended December 31, 2010 and Three Months Ended March 31, 2011
(unaudited)

	Number of						Accumulated
	Common		Additional		Treasury	Unearned	Other	Total
	Shares	Common	Paid-In	Retained	Stock,	ESOP	Comprehensive	Stockholders’
	Outstanding	Stock	Capital	Earnings	at cost	Shares	Gain	Equity

Balance at January 1, 2010	1,762,191	$195	$9,317,719	$16,112,741	$(1,840,249)	$(732,672)	$1,626,215	$24,483,949

Exercise of stock option, including tax benefit	44,375	4	292,207					292,211
Stock-based compensation			70,811					70,811
Amortization of earned portion of ESOP common stock						169,078		169,078
Amortization of cost over fair value - ESOP			(35,551)					(35,551)
Cash dividends declared ($0.24 per share)				(429,935)				(429,935)
Purchase of treasury stock, at cost	(17,057)				(199,134)			(199,134)
Contribution to RRP Trust from treasury shares	35,500		(395,586)		395,586			—
Comprehensive income:
Net income				1,880,629				1,880,629
Other comprehensive income, net:
Change in unrealized gain on securities available for sale, net of tax effects	—	—	—	—	—	—	(187,202)	(187,202)
Total comprehensive income								1,693,427

Balance at December 31, 2010	1,825,009	$199	$9,249,600	$17,563,435	$(1,643,797)	$(563,594)	$1,439,013	$26,044,856

Stock-based compensation			23,390					23,390
Amortization of earned portion of ESOP common stock						42,270		42,270
Amortization of cost over fair value - ESOP			(16,753)					(16,753)
Cash dividends declared ($0.06 per share)				(108,716)				(108,716)
Purchase of treasury stock, at cost								—
Comprehensive income:
Net income				431,791				431,791
Other comprehensive income, net:
Change in unrealized gain on securities available for sale, net of tax effects	—	—	—	—	—	—	(281,966)	(281,966)
Total comprehensive income								149,825

Balance at March 31, 2011	1,825,009	$199	$9,256,237	$17,886,510	$(1,643,797)	$(521,324)	$1,157,047	$26,134,872

See notes to consolidated financial statements.

VSB Bancorp, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	Three months	Three months
	ended	ended
	March 31, 2011	March 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$431,791	$432,222
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	148,541	152,206
Accretion of income, net of amortization of premium	33,344	8,770
ESOP compensation expense	25,517	25,688
Stock-based compensation expense	23,390	1,944
Provision for loan losses	30,000	90,000
Decrease in prepaid and other assets	173,527	105,153
Decrease in accrued interest receivable	49,728	63,464
Increase in deferred income taxes	(50,516)	(77,824)
Increase in accrued expenses and other liabilities	36,492	412,267
Net cash provided by operating activities	901,814	1,213,890

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in loan receivable	1,667,929	868,869
Proceeds from repayment and calls of investment securities, available for sale	9,431,300	10,242,054
Purchases of investment securities, available for sale	(6,075,129)	(8,941,161)
Purchases of premises and equipment, net	(20,442)	(21,594)
Net cash provided by investing activities	5,003,658	2,148,168

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	3,099,004	1,664,732
Cash dividends paid	(108,716)	(103,542)
Net cash provided by financing activities	2,990,288	1,561,190

NET INCREASE IN CASH AND CASH EQUIVALENTS	8,895,760	4,923,248

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	28,764,987	39,716,919

CASH AND CASH EQUIVALENTS, END OF PERIOD	$37,660,747	$44,640,167
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$231,064	$302,984
Taxes	$186,900	$86,725

See notes to consolidated financial statements.

VSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010 (UNAUDITED)

1.	GENERAL

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

Cash and Cash Equivalents – Cash and cash equivalents consists of cash on hand, due from banks and interest-bearing deposits. Interest-bearing deposits with original maturities of 90 days or less are included in this category. Customer loan and deposit transactions are reported on a net cash basis. Regulation D of the Board of Governors of the Federal Reserve System requires that Victory State Bank maintain interest-bearing deposits or cash on hand as reserves against its demand deposits. The amount of reserves which Victory State Bank is required to maintain depends upon its level of transaction accounts. During the fourteen day period from March 24, 2011 through April 6, 2011, Victory State Bank was required to maintain reserves, after deducting vault cash, of $3,734,000. Reserves are required to be maintained on a fourteen day basis, so, from time to time, Victory State Bank may use available cash reserves on a day to day basis, so long as the fourteen day average reserves satisfy Regulation D requirements. Victory State Bank is required to report transaction account levels to the Federal Reserve on a weekly basis.

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

The Company has a policy that all loans 90 days past due are placed on non-accrual status. It is the Company’s policy to cease the accrual of interest on loans to borrowers past due less than 90 days where a probable loss is estimated and to reverse out of income all interest that is due but has not been paid. The Company applies payments received on non-accrual loans to the outstanding principal balance due before applying any amount to interest, until the loan is restored to an accruing status. On a limited basis, the Company may apply a payment to interest on a non-accrual loan if there is no impairment or no estimated loss on this asset. The Company continues to accrue interest on construction loans that are 90 days past contractual maturity date if the loan is expected to be paid in full in the next 60 days and all interest is paid up to date.

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

Basic net income per share of common stock is based on 1,761,754 shares and 1,725,522 shares, the weighted average number of common shares outstanding for the three months ended March 31, 2011 and 2010, respectively. Diluted net income per share of common stock is based on 1,766,550 and 1,744,620, the weighted average number of common shares outstanding plus potentially dilutive common shares for the three months ended March 31, 2011 and 2010, respectively. The weighted average number of potentially dilutive common shares excluded in calculating diluted net income per common share due to the anti-dilutive effect is 23,171 and 34,120 shares for the three months ended March 31, 2011 and 2010, respectively. Common stock equivalents were calculated using the treasury stock method.

The reconciliation of the numerators and the denominators of the basic and diluted per share computations for the three months ended March 31, are as follows:

Reconciliation of EPS
	Three months ended	Three months ended
	March 31, 2011	March 31, 2010
Basic
Distributed earnings allocated to common stock	$105,705	$103,531
Undistributed earnings allocated to common sock	317,557	328,691
Net earnings allocated to common stock	$423,262	$432,222

Weighted common shares outstanding including participating securities	1,797,254	1,725,522
Less: Participating securities	(35,500)	—
Weighted average shares	1,761,754	1,725,522

Basic EPS	$0.24	$0.25

Diluted
Net earnings allocated to common stock	$423,262	$432,222

Weighted average shares for basic	1,761,754	1,725,522
Dilutive effects of:
Stock Options	4,796	19,098
Unvested shares not considered particpating securtities	—	—
	1,766,550	1,744,620

Diluted EPS	$0.24	$0.25

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

Stock Repurchase Programs – On September 8, 2008, the Company announced that its Board of Directors had authorized a Rule 10b5-1 stock repurchase program for the repurchase of up to 100,000 shares of the Company’s common stock. On April 21, 2009, the Company announced that its Board of Directors had authorized a second Rule 10b5-1 stock repurchase program for the repurchase of up to an additional 100,000 shares of the Company’s common stock. At March 31, 2011, the Company had repurchased a total of 200,000 shares of its common stock under these stock repurchase programs, which are now completed. Stock repurchases under the program have been accounted for using the cost method, in which the Company will reflect the entire cost of repurchased shares as a separate reduction of stockholders’ equity on its balance sheet.

Retention and Recognition Plan – At the April 27, 2010 Annual Meeting, the stockholders of VSB Bancorp, Inc. approved the adoption of the 2010 Retention and Recognition Plan (the “RRP”). The RRP authorizes the award of up to 50,000 shares of its common stock to directors, officers and employees. In conjunction with the approval the RRP, stockholders approved the award of 4,000 shares of stock to each of its eight directors who had at least five years of service. The director awards will vest over five years, with 20% vesting annually for each of the first five years after the award is made, subject to acceleration and forfeiture. On June 8, 2010, an additional 3,500 shares of stock were awarded to the President and CEO of the Company, which will vest over a 65 month period, with 20% vesting annually for each of the first five years starting in November 2011, subject to acceleration and forfeiture. The recipient of an award will not be required to make any payment to receive the award or the stock covered by the award. As of March 31, 2011, 35,500 shares of the RRP have been awarded. The Company recognizes compensation expense for the shares awarded under the RRP gradually as the shares vest, based upon the market price of the shares on the date of the award. For the three months ended March 31, 2011, the Company recognized $20,186 of compensation expense related to the shares awarded. The income tax benefit resulting from this expense was $9,235. As of March 31, 2011, there was approximately $316,077 of unrecognized compensation costs related to the shares awarded. These costs are expected to be recognized over the next 4.0 years.

A summary of the status of the Company’s nonvested plan shares as of March 31, 2011 is as follows:

For the Three Months Ended March 31, 2011:

	Shares	Weighted Average Grant Date Share Value

Non vested at beginning of period	35,500	$11.46
Granted	—
Vested	—
Non vested at end of period	35,500	$11.46

Comprehensive Income - Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses, net of taxes, on securities available for sale which are also recognized as separate components of equity.

Recently-Adopted Accounting Standards - In January 2010, the FASB issued guidance to improve disclosure requirements related to fair value measurements and disclosures. The guidance requires that a reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers and that activity in Level 3 should be presented on a gross basis rather than one net number for information about purchases, issuances, and settlements. The guidance also requires that a reporting entity should provide fair value measurement disclosures for each class of assets and liabilities and about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. This guidance is effective for interim and annual reporting periods beginning after December 31, 2009 except for the roll forward of activity in Level 3 which is effective for interim and annual reporting periods beginning after December 31, 2010. Adopting this pronouncement did not have a material effect on the results of operations or financial condition of the Company.

In July 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (“ASU 2010-20”). ASU 2010-20 requires companies to provide a greater level of disaggregated information regarding: (1) the credit quality of their financing receivables; and (2) their allowance for credit losses. ASU 2010-20 further requires companies to disclose credit quality indicators, past due information, and modifications of their financing receivables. For public companies, ASU 2010-20 is effective for interim and annual reporting periods ending on or after December 15, 2010. ASU 2010-20 encourages, but does not require, comparative disclosures for earlier reporting periods that ended before initial adoption. Adoption of ASU 2010-20 did not have a material impact on the Company.

In April 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-2, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring” (“ASU 2011-2”). ASU 2011-2 clarifies the guidance for determining whether a loan restructuring constitutes a troubled debt restructuring (“TDR”) outlined in Accounting Standards Codification (“ASC”) No. 310-40, “Receivables—Troubled Debt Restructurings by Creditors,” by providing additional guidance to a creditor in making the following required assessments needed to determine whether a restructuring is a TDR: (i) whether or not a concession has been granted in a debt restructuring; (ii) whether a temporary or permanent increase in the contractual interest rate precludes the restructuring from being a TDR; (iii) whether a restructuring results in an insignificant delay in payment; (iv) whether a borrower that is not currently in payment default is experiencing financial difficulties; and (v) whether a creditor can use the effective interest rate test outlined in debtor’s guidance on restructuring of payables (ASC Topic No. 470-60-55-10) when evaluating whether or not a restructuring constitutes a TDR. ASU 2011-2 is effective for interim periods beginning on or after June 15, 2011. Adoption of ASU 2011-2 is not expected to have a material effect.

3.	INVESTMENT SECURITIES, AVAILABLE FOR SALE

The following table summarizes the amortized cost and fair value of the available-for-sale investment securities portfolio at March 31, 2011 and December 31, 2010 and the corresponding amounts of unrealized gains and losses therein:

	March 31, 2011
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

FNMA MBS - Residential	$3,242,248	$131,083	$—	$3,373,331
GNMA MBS - Residential	3,956,203	61,431	(114,368)	3,903,266
Whole Loan MBS - Residential	1,087,865	26,462	—	1,114,327
Collateralized mortgage obligations	106,945,662	2,350,314	(322,115)	108,973,861
	$115,231,978	$2,569,290	$(436,483)	$117,364,785

	December 31, 2010
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

FNMA MBS - Residential	$3,428,696	$142,521	$—	$3,571,217
GNMA MBS - Residential	4,092,912	65,164	(76,964)	4,081,112
Whole Loan MBS - Residential	1,212,246	23,255	—	1,235,501
Collateralized mortgage obligations	109,921,495	2,906,359	(407,777)	112,420,077
	$118,655,349	$3,137,299	$(484,741)	$121,307,907

There were no sales of investment securities for the three months ended March 31, 2011 and the year ended December 31, 2010.

The amortized cost and fair value of the investment securities portfolio are shown by expected maturity. Expected maturities may differ from contractual maturities, especially for collateralized mortgage obligations, if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2011
	Amortized	Fair
	Cost	Value

Less than one year	$488,042	$491,085
Due after one year through five years	1,008,856	1,023,374
Due after five years through ten years	25,024,490	26,218,396
Due after ten years	88,710,590	89,631,930
	$115,231,978	$117,364,785

The following table summarizes the investment securities with unrealized losses at March 31, 2011 and December 31, 2010 by aggregated major security type and length of time in a continuous unrealized loss position:

March 31, 2011	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

FNMA MBS	$—	$—	$—	$—	$—	$—
GNMA MBS	2,871,870	(114,368)	—	—	2,871,870	(114,368)
Whole Loan MBS	—	—	—	—	—	—
Collateralized mortgage obligations	24,585,331	(322,115)	—	—	24,585,331	(322,115)
	$27,457,201	$(436,483)	$—	$—	$27,457,201	$(436,483)

December 31, 2010	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

FNMA MBS	$—	$—	$—	$—	$—	$—
GNMA MBS	2,991,961	(76,964)	—	—	2,991,961	(76,964)
Whole Loan MBS	—	—	—	—	—	—
Collateralized mortgage obligations	20,223,509	(407,777)	—	—	20,223,509	(407,777)
	$23,215,470	$(484,741)	$—	$—	$23,215,470	$(484,741)

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

At March 31, 2011, the unrealized loss on investment securities was caused by interest rate increases. We expect that these securities, at maturity, will not be settled for less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the securities and it is not more likely than not the Company will be required to sell the securities before recovery of the amortized cost basis less any current-period loss, these investments are not considered other-than-temporarily impaired. At March 31, 2011, there were no debt securities with unrealized losses with aggregate depreciation of 5% or more from the Company’s amortized cost basis.

Securities pledged had a fair value of $53,980,996 and $66,089,701 at March 31, 2011 and December 31, 2010, respectively and were pledged to secure public deposits and balances in excess of the deposit insurance limit on certain customer accounts.

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

Loans Receivable - The fair value of commercial and construction loans is approximated by the carrying value as the loans are tied directly to the Prime Rate and are subject to change on a daily basis, subject to the applicable interest rate floors. The fair value of the remainder of the portfolio is determined by discounting the future cash flows of the loans using the appropriate discount rate.

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

The carrying amounts and estimated fair values of financial instruments, at March 31, 2011 and December 31, 2010 are as follows:

	March 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets:
Cash and cash equivalents	$37,660,747	$37,660,747	$28,764,987	$28,764,987
Investment securities, available for sale	117,364,785	117,364,785	121,307,907	121,307,907
Loans receivable	78,596,930	79,674,706	80,261,004	81,526,941
Other financial assets	624,239	624,239	673,967	673,967

Total Financial Assets	$234,246,701	$235,324,477	$231,007,865	$232,273,802

Financial Liabilities:
Non-interest bearing deposits	$70,942,860	$70,942,860	$66,626,755	$66,626,755
Interest bearing deposits	139,562,801	139,516,616	140,779,902	140,634,427
Other liabilities	15,881	15,881	19,039	19,039

Total Financial Liabilities	$210,521,542	$210,475,357	$207,425,696	$207,280,221

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

The fair value of securities available for sale is determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).

	Fair Value Measurements at March 31, 2011 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
FNMA MBS - Residential	$3,373,331	$—	$3,373,331	$—
GNMA MBS - Residential	3,903,266	—	3,903,266	—
Whole Loan MBS- Residential	1,114,327	—	1,114,327	—
Collateralized mortgage obligations	108,973,861	—	108,973,861	—
Total Available for sale
Securities	$117,364,785	$—	$117,364,785	$—

	Fair Value Measurements at December 31, 2010 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
FNMA MBS - Residential	$3,571,217	$—	$3,571,217	$—
GNMA MBS - Residential	4,081,112	—	4,081,112	—
Whole Loan MBS-Residential	1,235,501	—	1,235,501	—
Collateralized mortgage obligations	112,420,077	—	112,420,077	—
Total Available for sale
Securities	$121,307,907	$—	$121,307,907	$—

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

	Fair Value Measurements at March 31, 2011 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Impaired loans	$629,084	—	—	$629,084

	Fair Value Measurements at December 31, 2010 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Impaired loans	$643,758	—	—	$643,758

As of March 31, 2011, we had two impaired loans with specific reserves that were collateral dependent. Collateral dependent impaired loans, which are measured for impairment using the fair value of the collateral, had a carrying amount of $721,555, with a valuation allowance of $92,471.

As of December 31, 2010, we had two impaired loans with specific reserves that were collateral dependent. Collateral dependent impaired loans, which are measured for impairment using the fair value of the collateral, had a carrying amount of $727,217, with a valuation allowance of $83,459.

5.	LOANS RECEIVABLE, NET

Loans receivable, net at March 31, 2011 and December 31, 2010 are summarized as follows:

	March 31,	December 31,
	2011	2010
Commercial loans (principally variable rate):
Secured	$1,108,776	$1,393,532
Unsecured	12,176,011	12,924,378
Total commercial loans	13,284,787	14,317,910

Real estate loans:
Commercial	58,662,519	58,204,596
Residential	2,455,644	2,460,114
Total real estate loans	61,118,163	60,664,710

Construction loans (net of undisbursed funds of $2,770,500 and $2,672,000, respectively)	4,794,500	5,874,500

Consumer loans	491,890	533,860
Other loans	451,745	386,750
	943,635	920,610
Total loans receivable	80,141,085	81,777,730

Less:
Unearned loans fees, net	(242,557)	(239,506)
Allowance for loan losses	(1,301,598)	(1,277,220)

Total	$78,596,930	$80,261,004

Nonaccrual loans outstanding at March 31, 2011 and December 31, 2010 are summarized as follows:

	March 31,	December 31,
	2011	2010
Nonaccrual loans:
Unsecured commercial loans	$—	$37,706
Commercial real estate	2,068,392	4,064,281
Residential real estate	2,273,650	2,276,306
Construction	—	—
Total nonaccrual loans	$4,342,042	$6,378,293

	March 31,	December 31,
	2011	2010
Interest income that would have been recorded during the period on nonaccrual loans outstanding in accordance with original terms	$82,467	$469,484

At March 31, 2011 and December 31, 2010, there were no loans 90 days past due and still accruing interest.

The following table presents the aging of the past due loan balances as of March 31, 2011 and December 31, 2010 by class of loan:

March 31, 2011
	Total	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due

Commercial loans:
Unsecured	$12,176,011	$29,757	$2,133	$—	$31,890	$12,144,121
Secured	1,108,776	—	—	—	—	1,108,776
Real Estate loans
Commercial	58,662,519	1,133,680	1,850,000	2,068,392	5,052,072	53,610,447
Residential	2,455,644	—	28,710	2,273,650	2,302,360	153,284
Construction loans	4,794,500	397,500	—	—	397,500	4,397,000
Consumer loans	491,890	2,768	370	—	3,138	488,752
Other loans	451,745	2,167	—	—	2,167	449,578
Total loans	$80,141,085	$1,565,872	$1,881,213	$4,342,042	$7,789,127	$72,351,958

December 31, 2010
	Total	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due

Commercial loans:
Unsecured	$12,924,378	$46,562	$42,708	$37,706	$126,976	$12,797,402
Secured	1,393,532	—	—	—	—	1,393,532
Real Estate loans
Commercial	58,204,596	3,103,589	277,960	4,064,281	7,445,830	50,758,766
Residential	2,460,114	—	—	2,276,306	2,276,306	183,808
Construction loans	5,874,500	795,000	—	—	795,000	5,079,500
Consumer loans	533,860	11,277	—	—	11,277	522,583
Other loans	386,750	2,279	—	—	2,279	384,471
Total loans	$81,777,730	$3,958,707	$320,668	$6,378,293	$10,657,668	$71,120,062

Nonaccrual loans include smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

Individually impaired loans were as follows:

	March 31,	December 31,
	2011	2010

Loans with no allocated allowance for loan losses:
Commercial real estate	$39,033	$39,377
Loans with allocated allowance for loan losses:
Commercial and financial	41,037	36,837
Commercial real estate	721,555	3,448,695
	$801,625	$3,524,909

Amount of the allowance for loan losses allocated:
Commercial and financial	$4,104	$7,367
Commercial real estate	92,471	83,459
	$96,575	$90,826

The following table sets forth certain information about impaired loans at:

	March 31,	December 31,
	2011	2010
Average of individually impaired loans during year	$2,593,352	$813,419
Interest income recognized during time period that loans were impaired, using cash-basis method of accounting	$—	$—

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

Special Mention. Loans categorized as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position as some future date.

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

The following table sets forth at March 31, 2011 and December 31, 2010, the aggregate carrying value of our assets categorized as Special Mention, Substandard and Doubtful according to asset type:

	At March 31, 2011
	Special			Not
	Mention	Substandard	Doubtful	Classified	Total
Commercial Loans:
Secured	$—	$—	$—	$1,108,776	$1,108,776
Unsecured	210,772	283,506	—	11,681,733	12,176,011
Commercial Real Estate	3,794,301	7,863,898	—	47,004,320	58,662,519
Residential Real Estate	28,710	2,273,650	—	153,284	2,455,644
Construction	397,500	—	—	4,397,000	4,794,500
Consumer	18,302	—	—	473,588	491,890
Other	9,061	—	—	442,684	451,745
Total loans	$4,458,646	$10,421,054	$—	$65,261,385	$80,141,085

	At December 31, 2010
	Special			Not
	Mention	Substandard	Doubtful	Classified	Total
Commercial Loans:
Secured	$—	$—	$—	$1,393,532	$1,393,532
Unsecured	459,160	37,706	—	12,427,512	12,924,378
Commercial Real Estate	4,250,511	5,623,816	—	48,330,269	58,204,596
Residential Real Estate	—	2,276,306	—	183,808	2,460,114
Construction	—	—	—	5,874,500	5,874,500
Consumer	18,117	—	—	515,743	533,860
Other	12,096	—	—	374,654	386,750
Total loans	$4,739,884	$7,937,828	$—	$69,100,018	$81,777,730

The activity in the allowance for loan losses, for the three months ended March 31, 2011 and the year ended December 31, 2010 are summarized as follows:

	March 31,	December 31,
	2011	2010
Beginning balance	$1,277,220	$1,063,454
Charge-offs:
Commercial Loans:
Unsecured	(37,797)	(15,765)
Consumer	—	(4,863)
Other	—	(2,084)
Total charge-offs	(37,797)	(22,712)
Recoveries:
Commercial Loans:
Unsecured	23,675	79,119
Commercial Real Estate	5,000	1,050
Consumer	—	2,000
Other	3,500	14,309
Total recoveries	32,175	96,478
Provision	30,000	140,000

Ending balance	$1,301,598	$1,277,220

The following table presents the balance in the allowance for loan losses and the recorded balance in loans, by portfolio segment, and based on impairment method as of March 31, 2011 and December 31, 2010:

March 31, 2011

	Commercial	Commercial		Commerical	Residential	Other
	Unsecured	Secured	Construction	Real Estate	Real Estate	Loans	Total

Allowance for loan losses:
Ending allowance balance attributable to loans
Individually evaluated for impairment	$28,351	$—	$—	$230,548	$—	$—	$258,899
Collectively evaluated for impairment	471,929	10,320	40,709	484,238	5,874	29,629	1,042,699
Total ending allowance balance	$500,280	$10,320	$40,709	$714,786	$5,874	$29,629	$1,301,598

Loans:
Individually evaluated for impairment	$283,506	$—	$—	$7,863,898	$2,273,650	$—	$10,421,054
Collectively evaluated for impairment	11,892,505	1,108,776	4,794,500	50,798,621	181,994	943,635	69,720,031
Total ending loans balance	$12,176,011	$1,108,776	$4,794,500	$58,662,519	$2,455,644	$943,635	$80,141,085

December 31, 2010

	Commercial	Commercial		Commerical	Residential	Other
	Unsecured	Secured	Construction	Real Estate	Real Estate	Loans	Total

Allowance for loan losses:
Ending allowance balance attributable to loans
Individually evaluated for impairment	$7,541	$—	$—	$132,511	$1,717	$—	$141,769
Collectively evaluated for impairment	513,412	13,486	52,138	520,851	5,457	30,107	1,135,451
Total ending allowance balance	$520,953	$13,486	$52,138	$653,362	$7,174	$30,107	$1,277,220

Loans:
Individually evaluated for impairment	$37,706	$—	$—	$5,623,816	$2,276,306	$—	$7,937,828
Collectively evaluated for impairment	12,886,672	1,393,532	5,874,500	52,580,780	183,808	920,610	73,839,902
Total ending loans balance	$12,924,378	$1,393,532	$5,874,500	$58,204,596	$2,460,114	$9 20,610	$81,777,730

Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition at March 31, 2011

Total assets were $238,190,909 at March 31, 2011, an increase of $2,937,210, or 1.3%, from December 31, 2010.  The increase resulted from the investment of funds available to us as the result of an increase in deposits and retained earnings. The deposit increase was caused generally by our efforts to grow our franchise and specifically by the deposit increases at our branch offices. We invested these funds primarily in cash and cash equivalents.  The principal changes resulting in the net increase in assets can be summarized as follows:

●	a $8,895,760 net increase in cash and cash equivalents, partially offset by
●	a $3,943,122 net decrease in investment securities available for sale and
●	a $1,664,074 net decrease in net loans receivable.

In addition to these changes in major asset categories, we also experienced changes in other asset categories due to normal fluctuations in operations.  We had a slight increase in gross loans receivable but a slight decrease in net loans receivable because we increased our allowance for loan losses.

Our deposits (including escrow deposits) were $210,505,661 at March 31, 2011, an increase of $3,099,004 or 1.49%, from December 31, 2010 as a result of our active solicitation of retail deposits to increase funds for investment.  The increase in deposits resulted from increases of $4,214,731 in non-interest demand deposits, $1,014,134 in savings accounts, $858,319 in time deposits, $679,458 in money market accounts and $101,374 in escrow deposits, partially offset by a decrease of $3,769,012 in NOW accounts.

Total stockholders’ equity was $26,134,872 at March 31, 2011, an increase of $90,016, or 0.35%, from December 31, 2010.  The increase reflected: (i) $323,075 net increase in retained earnings due to net income of $431,791 for the three months ended March 31, 2011 partially offset by $108,716 of dividends paid in 2011; (ii) a decrease in the net unrealized gain on securities available for sale of $281,966; and (iii) a reduction of $42,270 in Unearned ESOP shares reflecting the gradual payment of the loan we made to fund the ESOP’s purchase of our stock.

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

4.
The law includes a number of changes to expand FDIC insurance coverage, as well as changes to the premiums banks must pay for insurance coverage, and the requirements applicable to the reserve ratio (the ratio of the deposit insurance fund to the amount of insured deposits). One important change is that, in the future, deposit insurance premiums we pay will be based upon total assets minus tangible capital, rather than based upon deposits. Since we do not use material borrowings to provide funds for asset growth, and we do not have material intangible assets that are excluded from capital such as goodwill, we anticipate that our share of the total deposit premiums to be collected may decrease as the result of this change. However, other factors, such as required replenishment of the current reserve fund, which has a negative reserve ratio and which must be increased to 1.35% of total insured deposits by September 30, 2020, as well as future failures of banks that may further deplete the fund, may result in an increase in our future deposit insurance premium.  The FDIC must provide an offset for smaller banks negating the adverse effect of requiring a reserve ratio in excess of 1.15%, but reaching even the 1.15% ratio may require additional burdens on smaller banks. The FDIC approved final regulations implementing these changes on February 25, 2011, effective April 1, 2011.  According to the FDIC, the substantial majority of banks will see reduced deposit insurance premiums as a result of the new rules.  We believe that will be the case for us as long as all other relevant factors remain unchanged.

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

7.
The law makes interstate branching by banks much easier than in the past. We have no plans to branch outside New York State, but the law facilitates out of state banks branching into our market area, thus potentially increasing competition.

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

Making permanent residential mortgage loans is not a material part of our business, and our investments in mortgage-backed securities and collateralized mortgage obligations have been made with a view towards avoiding the types of securities that are backed by low quality mortgage-related assets. However, one of the primary focuses of our local business is receiving deposits from, and making loans to, businesses involved in the construction and building trades industry on Staten Island. Construction loans represented a significant component of our loan portfolio, reaching 39.8% of total loans at year end 2005. As we monitored the economy and the strength of the local construction industry, we elected to reduce our portfolio of construction loans. By March 31, 2011, the percentage had declined to 6.1%. However, developers and builders provide not only a source of loans, but they also provide us with deposits and other business. If the weakness in the economy continues or worsens, then that could have a substantial adverse effect on our customers and potential customers, making it more difficult for us to find satisfactory loan opportunities and low-cost deposits. This could compel us to invest in lower yielding securities instead of higher-yielding loans and could also reduce low cost funding sources such as checking accounts and require that we replace them with higher cost deposits such as time deposits. Either or both of those shifts could reduce our net income.

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

Our FDIC regular insurance premium was $80,357 in the first quarter of 2011 compared to $79,563 in the first quarter of 2010, an increase of 1.0%.  As required by The Dodd –Frank Wall Street Reform and Consumer Protection Law (the “Dodd-Frank” Act), the FDIC has recently revised its deposit insurance premium assessment rates.  Our Bank, even though we are in the lowest regulatory risk category, will be subject to an assessment rate between five (5) and nine (9) basis points per annum. In general, the rates are applied to our bank’s total assets less tangible capital, in contrast to the former rule which applied the assessment rate to our level of deposits.

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

Results of Operations for the Three Months Ended March 31, 2011 and March 31, 2010

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

        General. We had net income of $431,791 for the quarter ended March 31, 2011, compared to net income of $432,222 for the comparable quarter in 2010.  The principal categories which make up the 2011 net income are:

●	Interest income of $2,477,982
●	Reduced by interest expense of $226,670
●	Reduced by a provision for loan losses of $30,000
●	Increased by non-interest income of $607,703
●	Reduced by non-interest expense of $2,033,050
●	Reduced by income tax expense of $364,174

        We discuss each of these categories individually and the reasons for the differences between the quarters ended March 31, 2011 and 2010 in the following paragraphs.

        Interest Income. Interest income was $2,477,982 for the quarter ended March 31, 2011, compared to $2,561,725 for the quarter ended March 31, 2010, a decrease of $83,743, or 3.3%.  The main reason for the decline was a 61 basis point decrease in the yield on investment securities, partially offset by a $2,727,841 increase in average balance between the periods, which caused a $149,670 decline in interest income on investment securities.  On the positive side, interest income on loans increased by $63,996 as the average balance of loans increased between the periods.

        We had a $2,310,214 increase in average balance and a 4 basis point increase in the average yield on loans from the quarter ended March 31, 2010 to the quarter ended March 31, 2011,  The increase in the average balance was the result of our efforts to increase our loan portfolio.  Our average non-performing loans decreased by $2.5 million, for the quarter ending March 31, 2011 from the same period in 2010 which contributed to the  increase in our average loan yield.  The interest rate floors on our loans have helped to stabilize interest income from the loan portfolio, but these floors will have the effect of limiting increases in our income until the prime rate rises above 6%.

        We experienced a 61 basis point decrease in the average yield on our investment securities portfolio, from 4.09% to 3.48%, due to the purchase of new investment securities at lower market rates than the yields on the principal paydowns we received.  The average balance of our investment portfolio increased by $2,727,841, or 2.4%, between the periods.  The investment securities portfolio represented 80.2% of average non-loan interest earning assets in the 2011 period compared to 78.3% in the 2010 period as we deliberately limited our investment of available funds in investment securities due to the low yields available to us and our desire to avoid locking in those low yields for long periods while maintaining flexibility when interest rates eventually increase.

The average yield on other interest earning assets (principally overnight investments) increased 4 basis points from 0.12% for the quarter ended March 31, 2010 to 0.16% for the quarter ended March 31, 2011, partially offset by a decrease in average balance of other interest earning assets of $2,846,213 from the quarter ended March 31, 2010 to the quarter ended March 31, 2011.

Interest Expense. Interest expense was $226,670 for the quarter ended March 31, 2011, compared to $273,315 for the quarter ended March 31, 2010, a decrease of $46,645 or 17.1%. The decrease was primarily the result of a reduction in the rates we paid on deposits, principally on time deposits, reflecting a 24 basis point decrease in the cost of time deposits between the periods, due to the continuing low market interest rates. With market rates remaining at very low levels, customer time deposits continue to be renewed or replaced with new deposits at lower rates. As a result, our average cost of funds, excluding the effect of interest-free demand deposits, decreased to 0.65% from 0.79% between the periods.

        Net Interest Income Before Provision for Loan Losses. Net interest income before the provision for loan losses was $2,251,312 for the quarter ended March 31, 2011, compared to $2,288,410 for the quarter ended March 31, 2010, a decrease of $37,098, or 1.6%.  The decrease was primarily because the reduction in our interest income was greater than the reduction in our cost of funds when comparing the quarter ended March 31, 2011 to the same period ended 2010.  The average yield on interest earning assets declined by 22 basis points, while the average cost of funds declined by 14 basis points.  The reduction in the yield on assets was principally due to the 61 basis point drop in the yield on investment securities, as new securities were purchased at market rates significantly below the rates on securities repaid or matured.  The decline in the cost of funds was driven principally by the 24 basis point drop in the cost of time deposits.

Our net interest margin decreased to 3.96% for the quarter ended March 31, 2011 from 4.09% in the same period of 2010.  The interest rate margin decreased when we reinvested the proceeds from payments on investment securities at lower rates because of the continued decline in market interest rates.  The margin is higher than the spread because it takes into account the effect of interest free demand deposits and capital.

Provision for Loan Losses. We took a provision for loan losses of $30,000 for the quarter ended March 31, 2011 compared to a provision for loan losses of $90,000 for the quarter ended March 31, 2010.  The $60,000 decrease in the provision was due to our evaluation of our loan portfolio and the low level of charge-offs in the 2011 period.  A number of factors justified the reduction.  We experienced a decrease of $2,540,831 in non-performing loans from $6,882,873 at March 31, 2010 to $4,342,042 at March 31, 2011.  Most of those loans are secured by real estate.  We individually evaluated the non-performing mortgage loans based primarily upon updated appraisals and we determined that the level of our allowance was appropriate to address inherent losses.  In addition, we had recoveries (which are added back to the allowance for loan losses) of $32,175 in the first quarter of 2011, as compared to $24,394 in the first quarter of 2010.  We are aggressively collecting charged-off loans in an effort to recover the amounts charged off whenever we believe that collection efforts are likely to be fruitful.

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

Although management uses available information to assess the appropriateness of the allowance on a quarterly basis in consultation with outside advisors and the board of directors, changes in national or local economic conditions, the circumstances of individual borrowers, or other factors, may change, increasing the level of problem loans and requiring an increase in the level of the allowance. Overall, our allowance for loan losses increased from $1,161,562 or 1.49% of total loans, at March 31, 2010 to $1,301,598 or 1.62% of total loans, at March 31, 2011.  There can be no assurance that a higher level, or a higher provision for loan losses, will not be necessary in the future.

Non-interest Income. Non-interest income was $607,703 for the quarter ended March 31, 2011, compared to $601,674 during the same period last year.  The $6,029, or 1.0%, increase in non-interest income was a direct result of an increase in loan fees, as we collected late fees on loans that were previously non-accrual, which was partially offset by $18,464 decrease in service charges on deposits due to normal fluctuation in non-sufficient fund fees.

Non-interest Expense. Non-interest expense was $2,033,050 for the quarter ended March 31, 2011, compared to $2,003,376 for the quarter ended March 31, 2010, an increase of $29,674 or 1.2%. The principal shifts in the individual categories were:

●	a $16,387 increase in salaries and benefits as a result of higher benefit costs and normal raises for existing employees;
●	a $14,251 increase in professional fees due to use of an independent contractor;
●	a $12,773 increase in occupancy expenses because of the larger expense to clear snowfall in the first quarter of 2011; partially offset by
●	a $24,535 decrease in legal expense due to a lower level of collections and a recovery of legal fees previously expensed on an non-accrual loan.

In addition to these changes, we also experienced changes in the various other non-interest expenses categories due to normal fluctuations in operations.

Income Tax Expense. Income tax expense was $364,174 for the quarter ended March 31, 2011, compared to income tax expense of $364,486 for the same period ended 2010.  Our effective tax rate for the quarter ended March 31, 2011 was 45.8% and for the quarter ended March 31, 2010 was 45.7%.

	VSB Bancorp, Inc. Consolidated Average Balance Sheets (unaudited)

			Three				Three
			Months Ended				Months Ended
			March 31, 2011				March 31, 2010
	Average			Yield/	Average			Yield/
	Balance		Interest	Cost(1)	Balance		Interest	Cost(1)

Assets:
Interest-earning assets:
Loans receivable	$81,967,735		$1,454,292	7.12%	$79,657,521		$1,390,296	7.08%
Investment securities, afs	117,997,488		1,012,552	3.48	115,269,647		1,162,222	4.09
Other interest-earning assets	29,137,683		11,138	0.16	31,983,896		9,207	0.12
Total interest-earning assets	229,102,906		2,477,982	4.36	226,911,064		2,561,725	4.58

Non-interest earning assets	7,037,555				9,146,946
Total assets	$236,140,461				$236,058,010

Liabilities and equity:
Interest-bearing liabilities:
Savings accounts	$16,046,503		12,696	0.32	$14,964,564		11,460	0.31
Time accounts	63,672,474		121,506	0.77	64,468,177		160,117	1.01
Money market accounts	28,058,147		59,379	0.86	29,005,089		62,486	0.87
Now accounts	32,594,336		33,089	0.41	32,725,644		39,252	0.49
Total interest-bearing liabilities	140,371,460		226,670	0.65	141,163,474		273,315	0.79
Checking accounts	67,565,709				67,545,187
Escrow deposits	347,297				419,279
Total deposits	208,284,466				209,127,940
Other liabilities	1,675,380				1,929,055
Total liabilities	209,959,846				211,056,995
Equity	26,180,615				25,001,015
Total liabilities and equity	$236,140,461				$236,058,010

Net interest income/net interest rate spread			$2,251,312	3.71%			$2,288,410	3.79%

Net interest earning assets/net interest margin	$88,731,446			3.96%	$85,747,590			4.09%

Ratio of interest-earning assets to interest-bearing liabilities	1.63	x			1.61	x

Return on Average Assets (1)	0.73%				0.74%
Return on Average Equity (1)	6.56%				7.01%
Tangible Equity to Total Assets	10.97%				10.45%

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

During the three months ended March 31, 2011, we had a net increase in total deposits of $3,099,004 due to increases of $4,214,731 in non-interest demand deposits, $1,014,134 in savings accounts, $858,319 in time deposits, $679,458 in money market accounts and $101,374 in escrow deposits, partially offset by a decrease of $3,769,012 in NOW accounts.  These are all what are commonly known as “retail” deposits that we obtain through the efforts of our branch network rather than “wholesale” deposits that some banks obtain from deposit brokers.  We also received proceeds from repayment of investment securities of $9,431,300.  We used $6,075,129 of available funds to purchase new investment securities and we had a net loan decrease of $1,667,929.  These changes resulted in an overall increase in cash and cash equivalents of $8,895,760.

        In contrast, during the three months ended March 31, 2010, we had a net increase in total deposits of $1,664,732 due to increases of $1,032,292 in money market accounts, $882,528 in NOW accounts, $193,394 in time deposits, $67,083 in escrow deposits and $39,593 in savings accounts, partially offset by a decrease of $550,158 in non-interest demand deposits.  We also received proceeds from repayment of investment securities of $10,242,054.  We used $8,941,161 of available funds to purchase new investment securities and we had a net loan decrease of $868,869.  These changes resulted in an overall increase in cash and cash equivalents of $4,923,248.

        At March 31, 2011, cash and cash equivalents represented 15.8% of total assets.  We have increased our cash and cash equivalents to help buffer the adverse effects of potential, future rising interest rates.  We anticipate, based upon historical experience that these funds, combined with cash inflows we anticipate from payments on our loan and investment securities portfolios, will be sufficient to fund loan growth and unanticipated deposit outflows.  As noted above, the federal legal prohibition on paying interest on demand deposit accounts has been repealed effective July 2011.  Depending upon competitive pressures, we may need to implement interest-paying business checking in order to maintain demand deposits at historical levels or to increase such deposits.

        As a secondary source of liquidity, at March 31, 2011 we had $117.4 million of investment securities classified available for sale.  The disposition of these securities prior to maturity is an option available to us in the event, which we believe is unlikely, that our primary sources of liquidity and expected cash flows are insufficient to meet our need for funds. Additionally, we have the ability to borrow funds at the Federal Home Loan Bank of New York and the Federal Reserve Bank of New York using securities in our investment portfolio as collateral if the need arises.  Based upon our assets size and the amount of our securities portfolio that qualifies as eligible collateral, we had more than $77.1 million of unused borrowing capability from the FHLBNY at March 31, 2011. Victory State Bank also has a $2 million unsecured credit facility with Atlantic Central Bankers Bank, which the Bank has not drawn upon.  We do not anticipate a need for additional capital resources and do not expect to raise funds through a stock offering in the near future. We have sufficient resources to allow us to continue to make loans as appropriate opportunities arise without having to rely on government funds to support our lending activities.

Victory State Bank satisfied all capital ratio requirements of the Federal Deposit Insurance Corporation at March 31, 2011, with a Tier I Leverage Capital ratio of 10.39%, a Tier I Capital to Risk-Weighted Assets ratio of 26.07%, and a Total Capital to Risk-Weighted Assets ratio of 27.32%.

        VSB Bancorp, Inc. satisfied all capital ratio requirements of the Federal Reserve at March 31, 2011, with a Tier I Leverage Capital ratio of 10.58%, a Tier I Capital to Risk-Weighted Assets ratio of 26.60%, and a Total Capital to Risk-Weighted Assets ratio of 27.85%.

The following table sets forth our contractual obligations and commitments for future lease payments, time deposit maturities and loan commitments.

Contractual Obligations and Commitments at March 31, 2011

Contractual Obligations	Payment due by Period
	Less than	One to three	Four to five	After	Total Amounts
	One Year	years	years	five years	committed

Minimum annual rental payments under non-cancelable operating leases	$414,966	$839,084	$745,943	$948,119	$2,948,112
Remaining contractual maturities of time deposits	52,911,665	7,443,976	4,147,641	-	64,503,282
Total contractual cash obligations	$53,326,631	$8,283,060	$4,893,584	$948,119	$67,451,394

Other commitments	Amount of Commitment Expiration by Period
	Less than	One to three	Four to five	After	Total Amounts
	One Year	years	years	five years	committed

Loan commitments	$23,216,414	$4,130,785	$—	$—	$27,347,199

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

Non-Performing Loans

Management closely monitors non-performing loans and other assets with potential problems on a regular basis. We had thirteen non-performing loans, totaling $4,342,042 at March 31, 2011, compared to seventeen non-performing loans, totaling $6,378,293 at December 31, 2010.  The following is information about the six largest non-performing loans, totaling $3,686,343, or 84.9% of our non-performing loans, in outstanding principal balance at March 31, 2011.  Management believes it has taken appropriate steps with a view towards maximizing recovery and minimizing loss, if any, on these loans.

●
$2,200,000 in two residential mortgage loans that are fully secured.  We have entered into modified repayment arrangements with the borrowers and we have obtained confessions of judgment.  The loan is secured by a first mortgage and second mortgage on a residential property and first mortgages on two commercial properties. We have commenced foreclosure proceedings.

●
$499,000 in a loan to a local business, which is secured by a first mortgage and a second mortgage on commercial real estate collateral.  The loan is also secured by the personal guaranties of the principals and a security interest in the business.  We are seeking to enter into a modified payment arrangement.

●
$391,335 in a loan to a local business in which we are a participant in the loan with another bank.  We are not the lead lender.  The loan is in arrears and the lead lender has commenced a foreclosure action.  The loan is secured by a first mortgage on a commercial building, a security interest in the business, and the personal guaranties of the principals.

●
$330,221 in a net loan to a local business, which is secured by a first mortgage on two parcels of commercial real estate.  The loan has been sent to our attorneys for collection.  We also have a security interest in the business as well as the personal guaranty of the principal.

●
$265,787 in a net loan to a local business, which is secured by a first mortgage on commercial real estate collateral.  We have entered into modified repayment arrangements with the borrowers and we have obtained confessions of judgment.  We maintain a security interest in the business as well as the personal guaranty of the principal.  The borrower is current under the modified payments terms.

From time to time, the Bank will enter into agreements with borrowers to modify the terms of their loans when we believe that a modification will maximize our recovery.  In most cases, we do not agree to reduce the rate of interest or forgive the repayment of principal when we agree to loan modification, and we did not do so in any of the modifications described above. Instead, we seek to modify terms on an interim basis to allow the borrower to reduce payments for a short duration and thus give the borrower an opportunity to get back on its feet.

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

Item 4 –Controls and Procedures

Evaluation of Disclosure Controls and Procedures: As of March 31, 2011, we undertook an evaluation of our disclosure controls and procedures under the supervision and with the participation of Raffaele M. Branca, President and CEO and Jonathan B. Lipschitz, Vice President and Controller.  Disclosure controls are the systems and procedures we use that are designed to ensure that information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934 (such as annual reports on Form 10-K and quarterly periodic reports on Form 10-Q) is recorded, processed, summarized and reported, in a manner which will allow senior management to make timely decisions on the public disclosure of that information. Mr. Branca and Mr. Lipschitz concluded that our current disclosure controls and procedures are effective in ensuring that such information is (i) collected and communicated to senior management in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Since our last evaluation of our disclosure controls, we have not made any significant changes in, or taken corrective actions regarding, either our internal controls or other factors that could significantly affect those controls.

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

VSB Bancorp, Inc.

Date: May 10, 2011	/s/ Raffaele M. Branca
Raffaele M. Branca
President, CEO and Principal Executive Officer

Date: May 10, 2011	/s/ Jonathan B. Lipschitz
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