Form 10-Q
period 2011-06-30
VSB BANCORP INC
filed 2011-08-10
CIK 1225874

UNITED STATES
SECURITY AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20849

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED JUNE 30, 2011

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

The Registrant had 1,825,009 common shares outstanding as of August 2, 2011.

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

●	changes in market interest rates or changes in the speed at which market interest rates change;
●	increases in inflation;
●	technology changes requiring additional capital investment;
●	breaches of security or other criminal acts affecting our operations;
●	changes in laws and regulations affecting the financial service industry;
●	changes in accounting rules;
●	changes in the public’s perception of financial institutions in general and banks in particular;
●	changes in borrowers’ attitudes towards their moral and legal obligations to repay their debts;
●	the health and soundness of other financial institutions;
●	changes in the securities or real estate markets;
●	weather, geologic or climatic conditions;
●	changes in government monetary or fiscal policy or other government political changes;
●	changes in competition; and
●	changes in consumer preferences by our customers or the customers of our business borrowers.

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

VSB Bancorp, Inc.
Consolidated Statements of Financial Condition
(unaudited)

	June 30,	December 31,
	2011	2010

Assets:
Cash and due from banks	$38,622,272	$28,764,987
Investment securities, available for sale	120,282,630	121,307,907
Loans receivable	82,727,855	81,538,224
Allowance for loan loss	(1,192,630)	(1,277,220)
Loans receivable, net	81,535,225	80,261,004
Bank premises and equipment, net	2,518,610	2,732,229
Accrued interest receivable	627,905	673,967
Other assets	1,319,457	1,513,605
Total assets	$244,906,099	$235,253,699

Liabilities and stockholders’ equity:
Liabilities:
Deposits:
Demand and checking	$75,204,955	$66,407,225
NOW	31,092,654	35,138,867
Money market	28,978,292	27,057,632
Savings	17,482,082	14,938,440
Time	63,085,310	63,644,963
Total deposits	215,843,293	207,187,127
Escrow deposits	207,219	219,530
Accounts payable and accrued expenses	1,824,726	1,802,186
Total liabilities	217,875,238	209,208,843

Stockholders’ equity:
Common stock ($.0001 par value, 10,000,000 shares authorized, 1,989,509 issued, 1,825,009 outstanding at June 30, 2011 and at December 31, 2010)	199	199
Additional paid in capital	9,265,716	9,249,600
Retained earnings	18,205,496	17,563,435
Treasury stock, at cost (164,500 shares at June 30, 2011and at December 31, 2010)	(1,643,797)	(1,643,797)
Unearned Employee Stock Ownership Plan shares	(479,055)	(563,594)
Accumulated other comprehensive income, net of taxes of $1,418,716 and $1,213,545, respectively	1,682,302	1,439,013

Total stockholders’ equity	27,030,861	26,044,856

Total liabilities and stockholders’ equity	$244,906,099	$235,253,699

See notes to consolidated financial statements.

VSB Bancorp, Inc.
Consolidated Statements of Operations
(unaudited)

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Interest and dividend income:
Loans receivable	$1,366,027	$1,451,191	$2,820,319	$2,841,487
Investment securities	997,887	1,124,032	2,010,439	2,286,254
Other interest earning assets	13,603	13,683	24,741	22,890
Total interest income	2,377,517	2,588,906	4,855,499	5,150,631

Interest expense:
NOW	23,183	41,348	56,272	80,600
Money market	61,101	63,018	120,480	125,504
Savings	13,278	12,129	25,974	23,589
Time	118,885	147,893	240,391	308,010
Total interest expense	216,447	264,388	443,117	537,703

Net interest income	2,161,070	2,324,518	4,412,382	4,612,928
Provision for loan loss	25,000	20,000	55,000	110,000
Net interest income after provision for loan loss	2,136,070	2,304,518	4,357,382	4,502,928

Non-interest income:
Loan fees	13,036	16,551	40,606	18,855
Service charges on deposits	536,148	551,019	1,058,385	1,091,720
Net rental income	10,105	14,266	21,718	26,249
Other income	64,004	39,675	110,287	86,361
Total non-interest income	623,293	621,511	1,230,996	1,223,185

Non-interest expenses:
Salaries and benefits	988,835	990,642	1,968,838	1,954,258
Occupancy expenses	361,665	361,606	738,228	725,396
Legal expense	34,974	87,260	99,960	176,781
Professional fees	72,050	60,650	152,501	126,850
Computer expense	73,247	65,597	138,569	132,552
Directors’ fees	62,925	60,575	125,375	119,525
FDIC and NYSBD assessments	45,500	105,000	139,500	199,000
Other expenses	331,822	342,350	641,097	642,694
Total non-interest expenses	1,971,018	2,073,680	4,004,068	4,077,056

Income before income taxes	788,345	852,349	1,584,310	1,649,057
Provision/(benefit) for income taxes:
Current	565,691	344,800	980,381	787,110
Deferred	(205,050)	45,173	(255,566)	(32,651)
Total provision for income taxes	360,641	389,973	724,815	754,459

Net income	$427,704	$462,376	$859,495	$894,598
Earnings per share:
Basic	$0.24	$0.26	$0.48	$0.51
Diluted	$0.24	$0.26	$0.48	$0.51
Comprehensive income	$952,959	$644,867	$1,102,784	$1,299,835
Book value per common share	$14.81	$14.08	$14.81	$14.08

See notes to consolidated financial statements.

VSB Bancorp, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
Year Ended December 31, 2010 and Six Months Ended June 30, 2011
(unaudited)

	Number of Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock, at cost	Unearned ESOP Shares	Accumulated Other Comprehensive Gain	Total Stockholders’ Equity

Balance at January 1, 2010	1,762,191	$195	$9,317,719	$16,112,741	$(1,840,249)	$(732,672)	$1,626,215	$24,483,949

Exercise of stock option, including tax benefit	44,375	4	292,207					292,211
Stock-based compensation			70,811					70,811
Amortization of earned portion of ESOP common stock						169,078		169,078
Amortization of cost over fair value - ESOP			(35,551)					(35,551)
Cash dividends declared ($0.24 per share)				(429,935)				(429,935)
Purchase of treasury stock, at cost	(17,057)				(199,134)			(199,134)
Contribution to RRP Trust from treasury shares	35,500		(395,586)		395,586			—
Comprehensive income:
Net income				1,880,629				1,880,629
Other comprehensive income, net:
Change in unrealized gain on securities available for sale, net of tax effects	—	—	—	—	—	—	(187,202)	(187,202)
Total comprehensive income								1,693,427

Balance at December 31, 2010	1,825,009	$199	$9,249,600	$17,563,435	$(1,643,797)	$(563,594)	$1,439,013	$26,044,856

Stock-based compensation			23,390					23,390
Amortization of earned portion of ESOP common stock						42,270		42,270
Amortization of cost over fair value - ESOP			(16,753)					(16,753)
Cash dividends declared ($0.06 per share)				(108,716)				(108,716)
Purchase of treasury stock, at cost								—
Comprehensive income:
Net income				431,791				431,791
Other comprehensive income, net:
Change in unrealized gain on securities available for sale, net of tax effects	—	—	—	—	—	—	(281,966)	(281,966)
Total comprehensive income								149,825

Balance at March 31, 2011	1,825,009	$199	$9,256,237	$17,886,510	$(1,643,797)	$(521,324)	$1,157,047	$26,134,872

Stock-based compensation			25,671					25,671
Amortization of earned portion of ESOP common stock						42,269		42,269
Amortization of cost over fair value - ESOP			(16,192)					(16,192)
Cash dividends declared ($0.06 per share)				(108,718)				(108,718)
Comprehensive income:
Net income				427,704				427,704
Other comprehensive income, net:
Change in unrealized gain on securities available for sale, net of tax effects	—	—	—	—	—	—	525,255	525,255
Total comprehensive income								952,959

Balance at June 30, 2011	1,825,009	$199	$9,265,716	$18,205,496	$(1,643,797)	$(479,055)	$1,682,302	$27,030,861

See notes to consolidated financial statements.

VSB Bancorp, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$427,704	$462,376	$859,495	$894,598
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	150,377	149,560	298,918	301,766
Accretion of income, net of amortization of premium	49,419	505	82,763	9,275
ESOP compensation expense	26,077	25,799	51,594	51,487
Stock-based compensation expense	25,671	21,450	49,061	23,394
Provision for loan losses	25,000	20,000	55,000	110,000
Decrease in prepaid and other assets	20,621	91,366	194,148	196,519
(Increase)/decrease in accrued interest receivable	(3,666)	39,433	46,062	102,897
(Decrease)/increase in deferred income taxes	(205,050)	45,173	(255,566)	(32,651)
Increase/(decrease) in accrued expenses and other liabilities	36,443	(290,911)	72,935	121,356
Net cash provided by operating activities	552,596	564,751	1,454,410	1,778,641

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in loan receivable	(2,940,099)	738,889	(1,272,170)	1,607,758
Proceeds from repayment and calls of investment securities, available for sale	7,517,021	8,479,744	16,948,321	18,721,798
Purchases of investment securities, available for sale	(9,539,269)	(6,524,461)	(15,614,398)	(15,465,622)
Purchases of premises and equipment	(64,857)	(26,677)	(85,299)	(48,271)
Net cash (used in)/provided by investing activities	(5,027,204)	2,667,495	(23,546)	4,815,663

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	5,544,851	13,429,699	8,643,855	15,094,431
Exercise of stock options	—	292,211	—	292,211
Purchase of treasury stock, at cost	—	(16,346)	—	(16,346)
Cash dividends paid	(108,718)	(109,121)	(217,434)	(212,663)
Net cash provided by financing activities	5,436,133	13,596,443	8,426,421	15,157,633

NET INCREASE IN CASH AND CASH EQUIVALENTS	961,525	16,828,689	9,857,285	21,751,937

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	37,660,747	44,640,167	28,764,987	39,716,919

CASH AND CASH EQUIVALENTS, END OF PERIOD	$38,622,272	$61,468,856	$38,622,272	$61,468,856

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$216,040	$264,220	$447,107	$567,204
Taxes	$680,225	$627,680	$867,125	$714,405

See notes to consolidated financial statements.

VSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010 (UNAUDITED)

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

Cash and Cash Equivalents – Cash and cash equivalents consist of cash on hand, due from banks and interest-bearing deposits. Interest-bearing deposits with original maturities of 90 days or less are included in this category. Customer loan and deposit transactions are reported on a net cash basis. Regulation D of the Board of Governors of the Federal Reserve System requires that Victory State Bank maintain interest-bearing deposits or cash on hand as reserves against its demand deposits. The amount of reserves which Victory State Bank is required to maintain depends upon its level of transaction accounts. During the fourteen day period from June 30, 2011 through July 13, 2011, Victory State Bank was required to maintain reserves, after deducting vault cash, of $4,356,000. Reserves are required to be maintained on a fourteen day basis, so, from time to time, Victory State Bank may use available cash reserves on a day to day basis, so long as the fourteen day average reserves satisfy Regulation D requirements. Victory State Bank is required to report transaction account levels to the Federal Reserve on a weekly basis.

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

The Company considers a loan to be impaired when, based on current information, it is probable that the Company will be unable to collect all principal and interest payments due according to the contractual terms of the loan agreement. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Impairment is measured on a loan by loan basis for commercial and construction loans. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral. The fair value of the collateral, as reduced by costs to sell, is utilized if a loan is collateral dependent. The fair value of the collateral is estimated by obtaining a new appraisal, if the loan amount exceeds $100,000, or by discounting the most recent appraisal to reflect the current market if the loan is less than $100,000 or a more recent appraisal has yet to be received. Loans with modified terms that the Company would not normally consider, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired. Large groups of homogeneous loans are collectively evaluated for impairment.

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

Basic net income per share of common stock is based on 1,768,485 shares and 1,764,793 shares, the weighted average number of common shares outstanding for the three months ended June 30, 2011 and 2010, respectively. Diluted net income per share of common stock is based on 1,770,836 and 1,765,111, the weighted average number of common shares outstanding plus potentially dilutive common shares for the three months ended June 30, 2011 and 2010, respectively. The weighted average number of potentially dilutive common shares excluded in calculating diluted net income per common share due to the anti-dilutive effect is 28,223 and 33,399 shares for the three months ended June 30, 2011 and 2010, respectively. Common stock equivalents were calculated using the treasury stock method.

Basic net income per share of common stock is based on 1,765,138 shares and 1,745,267 shares, the weighted average number of common shares outstanding for the six months ended June 30, 2011 and 2010, respectively. Diluted net income per share of common stock is based on 1,767,043 and 1,745,520, the weighted average number of common shares outstanding plus potentially dilutive common shares for the six months ended June 30, 2011 and 2010, respectively. The weighted average number of potentially dilutive common shares excluded in calculating diluted net income per common share due to the anti-dilutive effect is 29,413 and 33,603 shares for the six months ended June 30, 2011 and 2010, respectively. Common stock equivalents were calculated using the treasury stock method.

The reconciliation of the numerators and the denominators of the basic and diluted per share computations for the three and six months ended June 30, are as follows:

Reconciliation of EPS
	Three months ended	Three months ended
	June 30, 2011	June 30, 2010
Basic
Distributed earnings allocated to common stock	$106,109	$105,888
Undistributed earnings allocated to common sock	314,243	350,351
Net earnings allocated to common stock	$420,352	$456,239

Weighted common shares outstanding including participating securities	1,799,414	1,788,535
Less: Participating securities	(30,929)	(23,742)
Weighted average shares	1,768,485	1,764,793

Basic EPS	$0.24	$0.26

Diluted
Net earnings allocated to common stock	$420,352	$456,239

Weighted average shares for basic	1,768,485	1,764,793
Dilutive effects of:
Stock Options	2,351	318
Unvested shares not considered particpating securtities	—	—
	1,770,836	1,765,111

Diluted EPS	$0.24	$0.26

Reconciliation of EPS
	Six months ended	Six months ended
	June 30, 2011	June 30, 2010
Basic
Distributed earnings allocated to common stock	$211,817	$209,432
Undistributed earnings allocated to common sock	631,810	679,801
Net earnings allocated to common stock	$843,627	$889,233

Weighted common shares outstanding including participating securities	1,798,340	1,757,203
Less: Participating securities	(33,202)	(11,936)
Weighted average shares	1,765,138	1,745,267

Basic EPS	$0.48	$0.51

Diluted
Net earnings allocated to common stock	$843,627	$889,233

Weighted average shares for basic	1,765,138	1,745,267
Dilutive effects of:
Stock Options	1,905	253
Unvested shares not considered particpating securtities	—	—
	1,767,043	1,745,520

Diluted EPS	$0.48	$0.51

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

Stock Repurchase Programs – On September 8, 2008, the Company announced that its Board of Directors had authorized a Rule 10b5-1 stock repurchase program for the repurchase of up to 100,000 shares of the Company’s common stock. On April 21, 2009, the Company announced that its Board of Directors had authorized a second Rule 10b5-1 stock repurchase program for the repurchase of up to an additional 100,000 shares of the Company’s common stock. The Company has repurchased a total of 200,000 shares of its common stock under these stock repurchase programs, which was completed by the end of 2010. Stock repurchases under the program have been accounted for using the cost method, in which the Company will reflect the entire cost of repurchased shares as a separate reduction of stockholders’ equity on its balance sheet.

Retention and Recognition Plan – At the April 27, 2010 Annual Meeting, the stockholders of VSB Bancorp, Inc. approved the adoption of the 2010 Retention and Recognition Plan (the “RRP”). The RRP authorizes the award of up to 50,000 shares of its common stock to directors, officers and employees. In conjunction with the approval the RRP, stockholders approved the award of 4,000 shares of stock to each of its eight directors who had at least five years of service. The director awards will vest over five years, with 20% vesting annually for each of the first five years after the award is made, subject to acceleration and forfeiture. On April 27, 2011, 6,400 shares or 20% of the 32,000 shares of stock awarded to its eight directors who had at least five years of service had vested. On June 8, 2010, an additional 3,500 shares of stock were awarded to the President and CEO of the Company, which will vest over a 65 month period, with 20% vesting annually for each of the first five years starting in November 2011, subject to acceleration and forfeiture. The recipient of an award will not be required to make any payment to receive the award or the stock covered by the award. The Company recognizes compensation expense for the shares awarded under the RRP gradually as the shares vest, based upon the market price of the shares on the date of the award. For the six months ended June 30, 2011, the Company recognized $40,371 of compensation expense related to the shares awarded. The income tax benefit resulting from this expense was $18,470. As of June 30, 2011, there was approximately $293,666 of unrecognized compensation costs related to the shares awarded. These costs are expected to be recognized over the next 3.75 years.

A summary of the status of the Company’s nonvested plan shares as of June 30, 2011 is as follows:

For the Six Months Ended June 30, 2011:

		Weighted Average
	Shares	Grant Date Share Value

Non vested at beginning of period	35,500	$11.46
Granted	—
Vested	6,400	$12.22
Non vested at end of period	29,100	$11.46

Comprehensive Income - Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses, net of taxes, on securities available for sale which are also recognized as separate components of equity.

Recently-Adopted Accounting Standards -  In July 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-20,”Receivables: Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” The objective of this ASU is for an entity to provide disclosures that facilitate financial statement users’ evaluation of the nature of credit risk inherent in the entity’s portfolio of financing receivables, how that risk is analyzed and assessed in arriving at the allowance for credit losses,and the changes and reasons for those changes in the allowance for credit losses. An entity should provide disclosures on a disaggregated basis on two defined levels: 1) portfolio segment and 2) class of financing receivable. The ASU makes changes to existing disclosure requirements and includes additional disclosure requirements about financing receivables, including credit quality indicators of financing receivables at the end of the reporting period by class of financing receivables, the aging of past due financing receivables at the end of the reporting period by class of financing receivables, and the nature and extent of TDRs that occurred during the period by class of financing receivables and their effect on the allowance for credit losses. The Company’s adoption on March 31, 2011 of the disclosures regarding activity in the allowance for loan losses and its adoption on December 31, 2010 of the other disclosures in this ASU except for those parts pertaining to TDRs, being disclosure-related only, had no impact on its results of operations. At its January 4, 2011, meeting, the FASB affirmed its decision to temporarily defer the effective date for TDRs.

In April 2011, the FASB issued ASU No. 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” This ASU amends Topic 310 and provides additional guidance to creditors for evaluating whether a modification or restructuring of a receivable is a troubled debt restructuring. The amendments in this update are effective for the first interim or annual period beginning on or after June 15, 2011 and should be applied retrospectively to the beginning of the annual period of adoption. The new guidance will require creditors to evaluate modifications and restructurings of receivables using a more principles-based approach, which may result in more modifications and restructurings being considered troubled debt restructurings. For purposes of measuring impairment of these receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. Early adoption is permitted. We do not expect that this accounting standards update will have a material impact on our financial condition, results of operations or financial statement disclosures.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 22): Presentation of Comprehensive Income.” The guidance contained in this ASU is the result of a joint project by the FASB and the International Accounting Standards Board (“IASB”) to improve the presentation of comprehensive income and to increase the consistency between U.S. GAAP and International Financial Reporting Standards (“IFRS”). The ASU provides only two options for presenting other comprehensive income (“OCI”). The first option is to present the total of comprehensive income in the statement of income in one continuous statement. The second option is to present two separate but consecutive statements. The amendments in this ASU should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The amendments do not require any transition disclosures. We do not expect that this ASU will have a material impact on our financial condition, results of operations or financial statement disclosures.

3. INVESTMENT SECURITIES, AVAILABLE FOR SALE

The following table summarizes the amortized cost and fair value of the available-for-sale investment securities portfolio at June 30, 2011 and December 31, 2010 and the corresponding amounts of unrealized gains and losses therein:

	June 30, 2011
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

FNMA MBS - Residential	$2,638,262	$113,855	$(188)	$2,751,929
GNMA MBS - Residential	7,400,832	121,931	—	7,522,763
Whole Loan MBS - Residential	971,538	22,867	—	994,405
Collateralized mortgage obligations	106,170,979	2,867,257	(24,703)	109,013,533
	$117,181,611	$3,125,910	$(24,891)	$120,282,630

	December 31, 2010
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

FNMA MBS - Residential	$3,428,696	$142,521	$—	$3,571,217
GNMA MBS - Residential	4,092,912	65,164	(76,964)	4,081,112
Whole Loan MBS - Residential	1,212,246	23,255	—	1,235,501
Collateralized mortgage obligations	109,921,495	2,906,359	(407,777)	112,420,077
	$118,655,349	$3,137,299	$(484,741)	$121,307,907

There were no sales of investment securities for the six months ended June 30, 2011 and the year ended December 31, 2010.

The amortized cost and fair value of the investment securities portfolio are shown by expected maturity. Expected maturities may differ from contractual maturities, especially for collateralized mortgage obligations, if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2011
	Amortized	Fair
	Cost	Value
Less than one year	$23,388	$23,200
Due after one year through five years	2,693,201	2,829,679
Due after five years through ten years	20,917,541	21,972,269
Due after ten years	93,547,481	95,457,482
	$117,181,611	$120,282,630

The following table summarizes the investment securities with unrealized losses at June 30, 2011 and December 31, 2010 by aggregated major security type and length of time in a continuous unrealized loss position:

June 30, 2011	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

FNMA MBS	$23,200	$(188)	$—	$—	$23,200	$(188)
GNMA MBS	—	—	—	—	—	—
Whole Loan MBS	—	—	—	—	—	—
Collateralized mortgage obligations	8,852,054	(24,703)	—	—	8,852,054	(24,703)
	$8,875,254	$(24,891)	$—	$—	$8,875,254	$(24,891)

December 31, 2010	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

FNMA MBS	$—	$—	$—	$—	$—	$—
GNMA MBS	2,991,961	(76,964)	—	—	2,991,961	(76,964)
Whole Loan MBS	—	—	—	—	—	—
Collateralized mortgage obligations	20,223,509	(407,777)	—	—	20,223,509	(407,777)
	$23,215,470	$(484,741)	$—	$—	$23,215,470	$(484,741)

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

At June 30, 2011, the unrealized loss on investment securities was caused by interest rate increases. We expect that these securities, at maturity, will not be settled for less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before recovery of the amortized cost basis less any current-period loss, these investments are not considered other-than-temporarily impaired. At June 30, 2011, there were no debt securities with unrealized losses with aggregate depreciation of 5% or more from the Company’s amortized cost basis.

Securities pledged had a fair value of $52,723,822 and $66,089,701 at June 30, 2011 and December 31, 2010, respectively and were pledged to secure public deposits and balances in excess of the deposit insurance limit on certain customer accounts.

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

The following methods and assumptions were used by the Company in estimating fair values of financial instruments:

Interest-bearing Bank Balances – Interest-bearing bank balances mature within one year and are carried at cost, which are estimated to be reasonably close to fair value.

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

The carrying amounts and estimated fair values of financial instruments, at June 30, 2011 and December 31, 2010 are as follows:

	June 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets:
Cash and cash equivalents	$38,622,272	$38,622,272	$28,764,987	$28,764,987
Investment securities, available for sale	120,282,630	120,282,630	121,307,907	121,307,907
Loans receivable	81,535,225	82,576,575	80,261,004	81,526,941
Other financial assets	627,905	627,905	673,967	673,967

Total Financial Assets	$241,068,032	$242,109,382	$231,007,865	$232,273,802

Financial Liabilities:
Non-interest bearing deposits	$75,412,174	$75,412,174	$66,626,755	$66,626,755
Interest bearing deposits	140,638,338	140,624,104	140,779,902	140,634,427
Other liabilities	17,212	17,212	19,039	19,039

Total Financial Liabilities	$216,067,724	$216,053,490	$207,425,696	$207,280,221

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

The fair value of securities available for sale is determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or using matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).

	Fair Value Measurements at June 30, 2011 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
FNMA MBS - Residential	$2,751,929	$—	$2,751,929	$—
GNMA MBS - Residential	7,522,763	—	7,522,763	—
Whole Loan MBS - Residential	994,405	—	994,405	—
Collateralized mortgage obligations	109,013,533	—	109,013,533	—
Total Available for sale Securities	$120,282,630	$—	$120,282,630	$—

	Fair Value Measurements at December 31, 2010 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
FNMA MBS - Residential	$3,571,217	$—	$3,571,217	$—
GNMA MBS - Residential	4,081,112	—	4,081,112	—
Whole Loan MBS -Residential	1,235,501	—	1,235,501	—
Collateralized mortgage obligations	112,420,077	—	112,420,077	—
Total Available for sale Securities	$121,307,907	$—	$121,307,907	$—

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

	Fair Value Measurements at June 30, 2011 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$273,095	—	—	$273,095

	Fair Value Measurements at December 31, 2010 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$643,758	—	—	$643,758

As of June 30, 2011, we had one impaired loan with a specific reserve that was collateral dependent. Collateral dependent impaired loans, which are measured for impairment using the fair value of the collateral, had a carrying amount of $330,220, with a valuation allowance of $57,125 at that date.

As of December 31, 2010, we had two impaired loans with specific reserves that were collateral dependent. Collateral dependent impaired loans, which are measured for impairment using the fair value of the collateral, had a carrying amount of $727,217, with a valuation allowance of $83,459 at that date.

5. LOANS RECEIVABLE, NET

Loans receivable, net at June 30, 2011 and December 31, 2010 are summarized as follows:

	June 30,	December 31,
	2011	2010
Commercial loans (principally variable rate):
Secured	$1,399,742	$1,393,532
Unsecured	12,906,384	12,924,378
Total commercial loans	14,306,126	14,317,910

Real estate loans:
Commercial	59,856,278	58,204,596
Residential	2,375,190	2,460,114
Total real estate loans	62,231,468	60,664,710

Construction loans (net of undisbursed funds of $2,107,500 and $2,672,000, respectively)	5,527,500	5,874,500

Consumer loans	464,536	533,860
Other loans	448,942	386,750
	913,478	920,610
Total loans receivable	82,978,572	81,777,730
Less:
Unearned loans fees, net	(250,717)	(239,506)
Allowance for loan losses	(1,192,630)	(1,277,220)

Total	$81,535,225	$80,261,004

Nonaccrual loans outstanding at June 30, 2011 and December 31, 2010 are summarized as follows:

	June 30,	December 31,
	2011	2010
Nonaccrual loans:
Unsecured commercial loans	$—	$37,706
Commercial real estate	4,210,130	4,064,281
Residential real estate	2,263,027	2,276,306
Construction	397,500	—

Total nonaccrual loans	$6,870,657	$6,378,293

	June 30,	December 31,
	2011	2010
Interest income that would have been recorded during the period on nonaccrual loans outstanding in accordance with original terms	$234,258	$469,484

At June 30, 2011 and December 31, 2010, there were no loans 90 days past due and still accruing interest.

The following table presents the aging of the past due loan balances as of June 30, 2011 and December 31, 2010 by class of loans:

June 30, 2011		30-59 Days	60-89 Days	Greater than 90 Days	Total	Loans Not
	Total	Past Due	Past Due	Past Due	Past Due	Past Due

Commercial loans:
Unsecured	$12,906,384	$—	$240,107	$—	$240,107	$12,666,277
Secured	1,399,742	999	—	—	999	1,398,743
Real Estate loans
Commercial	59,856,278	1,784,526	827,250	4,210,130	6,821,906	53,034,372
Residential	2,375,190	—	—	2,263,027	2,263,027	112,163
Construction loans	5,527,500	400,000	—	397,500	797,500	4,730,000
Consumer loans	464,536	1,129	—	—	1,129	463,407
Other loans	448,942	8,490	—	—	8,490	440,452
Total loans	$82,978,572	$2,195,144	$1,067,357	$6,870,657	$10,133,158	$72,845,414

December 31, 2010		30-59 Days	60-89 Days	Greater than 90 Days	Total	Loans Not
	Total	Past Due	Past Due	Past Due	Past Due	Past Due

Commercial loans:
Unsecured	$12,924,378	$46,562	$42,708	$37,706	$126,976	$12,797,402
Secured	1,393,532	—	—	—	—	1,393,532
Real Estate loans
Commercial	58,204,596	3,103,589	277,960	4,064,281	7,445,830	50,758,766
Residential	2,460,114	—	—	2,276,306	2,276,306	183,808
Construction loans	5,874,500	795,000	—	—	795,000	5,079,500
Consumer loans	533,860	11,277	—	—	11,277	522,583
Other loans	386,750	2,279	—	—	2,279	384,471
Total loans	$81,777,730	$3,958,707	$320,668	$6,378,293	$10,657,668	$71,120,062

Nonaccrual loans include smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

Loans individually evaluated for impairment were as follows:

	June 30,	December 31,
	2011	2010

Loans with no allocated allowance for loan losses:
Commercial real estate	$37,533	$39,377
Residential real estate	2,200,000	—
Loans with allocated allowance for loan losses:
Commercial and financial	39,140	36,837
Commercial real estate	682,640	3,448,695
	$2,959,313	$3,524,909

Amount of the allowance for loan losses allocated:
Commercial and financial	$3,914	$7,367
Commercial real estate	57,125	83,459
	$61,039	$90,826

The following table sets forth certain information about impaired loans with a measured impairment:

	2011	2010

Average of individually impaired loans during period	$2,988,624	$813,419

Interest income recognized during time period that loans were impaired, using accrual or cash-basis method of accounting	$—	$—

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

The following table sets forth at June 30, 2011 and December 31, 2010, the aggregate carrying value of our assets categorized as Special Mention, Substandard and Doubtful according to asset type:

	At June 30, 2011
	Special			Not
	Mention	Substandard	Doubtful	Classified	Total

Commercial Loans:
Secured	$—	$—	$—	$1,399,742	$1,399,742
Unsecured	47,695	258,662	—	12,600,027	12,906,384
Commercial Real Estate	3,193,387	6,234,495	—	50,428,396	59,856,278
Residential Real Estate	—	2,263,027	—	112,163	2,375,190
Construction	—	397,500	—	5,130,000	5,527,500
Consumer	16,138	—	—	448,398	464,536
Other	8,490	—	—	440,452	448,942
Total loans	$3,265,710	$9,153,684	$—	$70,559,178	$82,978,572

	At December 31, 2010
	Special			Not
	Mention	Substandard	Doubtful	Classified	Total

Commercial Loans:
Secured	$—	$—	$—	$1,393,532	$1,393,532
Unsecured	459,160	37,706	—	12,427,512	12,924,378
Commercial Real Estate	4,250,511	5,623,816	—	48,330,269	58,204,596
Residential Real Estate	—	2,276,306	—	183,808	2,460,114
Construction	—	—	—	5,874,500	5,874,500
Consumer	18,117	—	—	515,743	533,860
Other	12,096	—	—	374,654	386,750
Total loans	$4,739,884	$7,937,828	$—	$69,100,018	$81,777,730

The activity in the allowance for loan losses, for the three and six months ended June 30, 2011:

	Three Months	Six Months
	Ended	Ended
	June 30, 2011	June 30, 2011

Beginning balance	$1,301,598	$1,277,220
Charge-offs:
Commercial Loans:
Unsecured	(147,257)	(185,054)
Consumer	—	—
Other	—	—
Total charge-offs	(147,257)	(185,054)
Recoveries:
Commercial Loans:
Unsecured	12,625	36,300
Commercial Real Estate	500	5,500
Consumer	164	164
Other	—	3,500
Total recoveries	13,289	45,464
Provision	25,000	55,000

Ending balance	$1,192,630	$1,192,630

The following table presents the balance in the allowance for loan losses and the recorded balance in loans, by portfolio segment, and based on impairment method as of June 30, 2011 and December 31, 2010:

June 30, 2 011

	Commercial	Commercial		Commerical	Residential	Other
	Unsecured	Secured	Construction	Real Estate	Real Estate	Loans	Total

Allowance for loan losses:
Ending allowance balance attributable to loans
Individually evaluated for impairment	$49,877	$—	$—	$105,131	$—	$—	$155,008
Collectively evaluated for impairment	492,681	11,701	37,517	459,821	5,173	30,729	1,037,622
Total en ding allowance balance	$542,558	$11,701	$37,517	$564,952	$5,173	$30,729	$1,192,630

Loans:
Individually evaluated for impairment	$279,247	$—	$397,500	$6,213,910	$2,2 63,027	$—	$9,153,684
Collectively evaluated for impairment	12,627,137	1,399,742	5,130,000	53,642,368	1 12,163	913,478	73,824,888
Total ending loans balance	$12,906,384	$1,399,742	$5,527,500	$59,856,278	$2,3 75,190	$913,478	$82,978,572

December 31, 2 010

	Commercial	Commercial		Commerical	Residential	Other
	Un secured	Secured	Construction	Real Estate	Real Estate	Loans	Total

Allowance for loan losses:
Ending allowance balance attributable to loans
Individually evaluated for impairment	$7,541	$—	$—	$132,511	$1,717	$—	$141,769
Collectively evaluated for impairment	513,412	13,486	52,138	520,851	5,457	30,107	1,135,451
Total ending allowance balance	$520,953	$13,486	$52,138	$653,362	$7,174	$30,107	$1,277,220

Loans:
Individually evaluated for impairment	$37,706	$—	$—	$5,623,816	$2,276,306	$—	$7,937,828
Collectively evaluated for impairment	12,886,672	1,393,532	5,874,500	52,580,780	183,808	920,610	73,839,902
Total ending loans balance	$12,924,378	$1,393,532	$5,874,500	$58,204,596	$2,460,114	$920,610	$81,777,730

Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition at June 30, 2011

Total assets were $244,906,099 at June 30, 2011, an increase of $9,652,400, or 4.1%, from December 31, 2010. The increase resulted from the investment of funds available to us as the result of an increase in deposits and retained earnings. The deposit increase was caused generally by our efforts to grow our franchise and specifically by the deposit increases at our branch offices. We invested these funds primarily in cash and cash equivalents. The principal changes resulting in the net increase in assets can be summarized as follows:

●	a $9,857,285 net increase in cash and cash equivalents
●	a $1,274,221 net increase in net loans receivable, partially offset by
●	a $1,025,277 net decrease in investment securities available for sale.

In addition to these changes in major asset categories, we also experienced changes in other asset categories due to normal fluctuations in operations.

Our deposits (including escrow deposits) were $216,050,512 at June 30, 2011, an increase of $8,643,855 or 4.17%, from December 31, 2010 as a result of our active solicitation of retail deposits to increase funds for investment. The increase in deposits resulted from increases of $8,797,730 in non-interest demand deposits, $2,543,642 in savings accounts and $1,920,660 in money market accounts, partially offset by a decrease of $4,046,213 in NOW accounts, $559,653 in time deposits and $12,311 in escrow deposits.

Total stockholders’ equity was $27,030,861 at June 30, 2011, an increase of $986,005, or 3.79%, from December 31, 2010. The increase reflected: (i) $642,061 net increase in retained earnings due to net income of $859,495 for the six months ended June 30, 2011 partially offset by $217,434 of dividends paid in 2011; (ii) an increase in the net unrealized gain on securities available for sale of $243,289; and (iii) a reduction of $84,539 in Unearned ESOP shares reflecting the gradual payment of the loan we made to fund the ESOP’s purchase of our stock.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Law

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Law was adopted. It has been described as the greatest legislative change in the supervision of financial institutions since the 1930s. Its effect on Victory State Bank and VSB Bancorp, Inc. cannot now be judged with certainty because the interpretation and implementation of the law, as well as the numerous regulations and studies required or permitted by it, are still evolving. However, we believe that the following areas, among others, will be or may be significant to our future operations:

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

5.
The law increases the amount of each customer’s deposits that are subject to FDIC insurance. The general limit has been permanently increased from $100,000 to $250,000. In addition, non-interest bearing transaction accounts will be fully insured, without limit, from December 31, 2010 to December 31, 2012.

6.
The law repeals the prohibition on paying interest on demand deposit accounts, effective in July 2011. Interest-free demand deposits represent a substantial portion of our deposit base. We are not currently offering a demand deposit product that pays interest. If other banks offer interest-bearing demand deposits in our community, that competitive pressure may require that we offer interest checking accounts to businesses in order to retain deposits. That could have a direct adverse effect on our cost of funds. Although current market interest rates are very low, and such deposits are unlikely to carry high rates of interest, an increase in market interest rates could result in significant additional costs in order to maintain the level of such deposits.

7.
The law makes interstate branching by banks much easier than in the past. We have no plans to branch outside New York State, but the law facilitates out of state banks branching into our market area, thus potentially increasing competition.

8.
The law creates a new federal agency – the Consumer Financial Protection Bureau (“Bureau”)– which has substantial authority to regulate consumer financial transactions, effective July 21, 2011. Our loans are primarily made to businesses rather than individual consumers, so the Bureau will not have a direct effect on many of our loan transactions. However, the Bureau also has authority to regulate other non-loan consumer transactions, such as deposits and electronic banking transactions. The implementation of new consumer regulations may increase our operating costs in a manner we cannot predict until regulations are adopted.

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

Making permanent residential mortgage loans is not a material part of our business, and our investments in mortgage-backed securities and collateralized mortgage obligations have been made with a view towards avoiding the types of securities that are backed by low quality mortgage-related assets. However, one of the primary focuses of our local business is receiving deposits from, and making loans to, businesses involved in the construction and building trades industry on Staten Island. Construction loans represented a significant component of our loan portfolio, reaching 39.8% of total loans at year end 2005. As we monitored the economy and the strength of the local construction industry, we elected to reduce our portfolio of construction loans. By June 30, 2011, the percentage had declined to 6.7%. However, developers and builders provide not only a source of loans, but they also provide us with deposits and other business. If the weakness in the economy continues or worsens, then that could have a substantial adverse effect on our customers and potential customers, making it more difficult for us to find satisfactory loan opportunities and low-cost deposits. This could compel us to invest in lower yielding securities instead of higher-yielding loans and could also reduce low cost funding sources such as checking accounts and require that we replace them with higher cost deposits such as time deposits. Either or both of those shifts could reduce our net income.

Changes in FDIC Assessment Rates

The Bank is a member of the FDIC. As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. It also may prohibit any FDIC–insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the FDIC.

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

Our FDIC regular insurance premium was $69,275 in the second quarter of 2011 compared to $88,472 in the second quarter of 2010, a decrease of 21.7%. As required by The Dodd –Frank Wall Street Reform and Consumer Protection Law (the “Dodd-Frank” Act), the FDIC has recently revised its deposit insurance premium assessment rates. Our Bank, even though we are in the lowest regulatory risk category, will be subject to an assessment rate between five (5) and nine (9) basis points per annum. In general, the rates are applied to our bank’s total assets less tangible capital, in contrast to the former rule which applied the assessment rate to our level of deposits.

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

As a result of the Dodd-Frank Act, non-interest bearing demand deposits, together with certain attorney trust account deposits commonly known in New York as IOLA accounts, will have the benefit of unlimited federal deposit insurance until December 31, 2012. Since the Dodd-Frank Act also authorized banks to pay interest on commercial demand deposits beginning in July 2011, commercial depositors will have to choose between earning interest on their demand deposits or having the benefit of unlimited deposit insurance coverage. In addition, the increase in the general FDIC insurance limit from $100,000 to $250,000 was made permanent.

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

Results of Operations for the Three Months Ended June 30, 2011 and June 30, 2010

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

General. We had net income of $427,704 for the quarter ended June 30, 2011, compared to net income of $462,376 for the comparable quarter in 2010. The principal categories which make up the 2011 net income are:

●	Interest income of $2,377,517
●	Reduced by interest expense of $216,447
●	Reduced by a provision for loan losses of $25,000
●	Increased by non-interest income of $623,293
●	Reduced by non-interest expense of $1,971,018
●	Reduced by income tax expense of $360,641

We discuss each of these categories individually and the reasons for the differences between the quarters ended June 30, 2011 and 2010 in the following paragraphs.

Interest Income. Interest income was $2,377,517 for the quarter ended June 30, 2011, compared to $2,588,906 for the quarter ended June 30, 2010, a decrease of $211,389, or 8.2%. The main reason for the decline was a 63 basis point decrease in the yield on investment securities, partially offset by a $6,131,599 increase in average balance of investment securities between the periods, which combined to cause a $126,145 decline in interest income on investment securities. Interest income on loans decreased by $85,164, caused principally by a decline in average loan yield, but partially offset by an increase in the average balance of loans.

We had a $2,706,781 increase in average balance of loans, which partially offset a 66 basis point decrease in the average yield, on loans, from 7.41% to 6.75%, from the quarter ended June 30, 2010 to the quarter ended June 30, 2011. The increase in the average balance was the result of our efforts to increase our loan portfolio. Although the average balance of non-accrual loans decreased by $372,956 from the second quarter of 2010 to the second quarter of 2011, the balance of non-accrual loans for which we received interest and recognized it on a cash basis decreased by $2.8 million in that period, while the balance of non-accrual loans for which we did not receive interest increased by $2.5 million in the second quarter of 2011. This shift in non-accrual loans was a principal reason for the 66 basis point drop in our average loan yield. Substantially all of the new non-accrual loans are secured by mortgages on real estate located in Staten Island. Interest rate floors on most of our loans have helped to stabilize interest income from the loan portfolio, but these floors will have the effect of limiting increases in our income until the prime rate rises above 6%.

We experienced a 63 basis point decrease in the average yield on our investment securities portfolio, from 3.97% to 3.34%, due to the purchase of new investment securities at lower market rates than the yields on the principal paydowns we received. The average balance of our investment portfolio increased by $6,131,599, or 5.4%, between the periods. The investment securities portfolio represented 77.9% of average non-loan interest earning assets in the 2011 period compared to 73.5% in the 2010 period as we were able to purchase additional investment securities with available cash.

The average yield on other interest earning assets (principally overnight investments) increased 3 basis points from 0.13% for the quarter ended June 30, 2010 to 0.16% for the quarter ended June 30, 2011, partially offset by a decrease in average balance of other interest earning assets of $6,896,224 from the quarter ended June 30, 2010 to the quarter ended June 30, 2011 as we elected to invest a higher percentage of available funds in loans and investment securities with higher yields than the yields available on overnight investments.

Interest Expense. Interest expense was $216,447 for the quarter ended June 30, 2011, compared to $264,388 for the quarter ended June 30, 2010, a decrease of $47,941 or 18.1%. The decrease was primarily the result of a reduction in the rates we paid on deposits, principally on time deposits, reflecting a 25 basis point decrease in the cost of time deposits between the periods, due to the continuing low market interest rates. With market rates remaining at very low levels, customer time deposits continue to be renewed or replaced with new deposits at lower rates. As a result, our average cost of funds, excluding the effect of interest-free demand deposits, decreased to 0.63% from 0.73% between the periods.

Net Interest Income Before Provision for Loan Losses. Net interest income before the provision for loan losses was $2,161,070 for the quarter ended June 30, 2011, compared to $2,324,518 for the quarter ended June 30, 2010, a decrease of $163,448, or 7.0%. The decrease was primarily because the reduction in our interest income was greater than the reduction in our cost of funds when comparing the quarter ended June 30, 2011 to the same period ended 2010. The average yield on interest earning assets declined by 39 basis points, while the average cost of funds declined by 10 basis points. The reduction in the yield on assets was principally due to the 63 basis point drop in the yield on investment securities, as new securities were purchased at market rates significantly below the rates on securities repaid or matured, and a 66 basis point drop in the yield on loans. The decline in the cost of funds was driven principally by the 25 basis point drop in the cost of time deposits. Overall, our interest rate spread declined 29 basis points, from 3.72% to 3.43% between the periods.

Our net interest margin decreased to 3.69% for the quarter ended June 30, 2011 from 3.99% in the same period of 2010. The interest rate margin decreased for substantially the same reasons as the decrease in our interest rate spread. The margin is higher than the spread because it takes into account the effect of interest free demand deposits and capital.

Provision for Loan Losses. We took a provision for loan losses of $25,000 for the quarter ended June 30, 2011 compared to a provision for loan losses of $20,000 for the quarter ended June 30, 2010. The $5,000 increase in the provision was a result of our evaluation of our loan portfolio. We use the following framework to evaluate the appropriateness of our allowance for loan losses. We conduct a loan by loan evaluation of inherent losses in all non-performing or classified loans and we conduct a collective analysis of homogenous groups of performing loans to estimate inherent losses in those loans on a group by group basis. Our individual evaluation of non-performing mortgage loans, which represent most of our non-performing loans, is based primarily upon updated appraisals. Our evaluation of homogenous groups of performing loans takes into account historical charge off rates we have experienced, as adjusted for pertinent current factors that may affect the extent to which we should rely upon our charge off history.

We experienced an increase of $798,741 in non-performing loans from $6,071,916 at June 30, 2010 to $6,870,652 at June 30, 2011. Most of those loans are secured by real estate. We individually evaluated the non-performing mortgage loans based primarily upon updated appraisals and we determined that the level of our allowance was appropriate to address inherent losses. In addition, we had charge-offs of $147,257 for the quarter ended June 30, 2011 as compared to no charge-offs for the quarter ended June 30, 2010. We also had recoveries (which are added back to the allowance for loan losses) of $13,289 for the quarter ended June 30, 2011 as compared to $32,625 in the second quarter of 2010. We are aggressively collecting charged-off loans in an effort to recover the amounts charged off whenever we believe that collection efforts are likely to be fruitful.

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

Although management uses available information to assess the appropriateness of the allowance on a quarterly basis in consultation with outside advisors and the board of directors, changes in national or local economic conditions, the circumstances of individual borrowers, or other factors, may change, increasing the level of problem loans and requiring an increase in the level of the allowance. Overall, our allowance for loan losses decreased from $1,214,187 or 1.57% of total loans, at June 30, 2010 to $1,192,630 or 1.44% of total loans, at June 30, 2011. There can be no assurance that a higher level, or a higher provision for loan losses, will not be necessary in the future.

Non-interest Income. Non-interest income was $623,293 for the quarter ended June 30, 2011, compared to $621,511 during the same period last year. The $1,782, or 0.3%, increase in non-interest income was a result of an increase in other income, which was partially offset by $14,871 decrease in service charges on deposits due to normal fluctuation in non-sufficient fund fees.

Non-interest Expense. Non-interest expense was $1,971,018 for the quarter ended June 30, 2011, compared to $2,073,680 for the quarter ended June 30, 2010, a decrease of $102,662 or 5.0%. The principal shifts in the individual categories were:

●	a $59,500 decrease in FDIC and NYSBD assessments due to the reduction in the FDIC assessment rate;
●	a $52,286 decrease in legal expense due to a lower level of collections and a recovery of legal fees previously expensed on a settled lawsuit; partially offset by;
●	a $7,650 increase in computer expense due to a one-time conversion.

In addition to these changes, we also experienced changes in the various other non-interest expenses categories due to normal fluctuations in operations.

Income Tax Expense. Income tax expense was $360,641 for the quarter ended June 30, 2011, compared to income tax expense of $389,973 for the same period ended 2010. Our effective tax rate for the quarter ended June 30, 2011 was 45.7% and for the quarter ended June 30, 2010 was 45.8%.

Results of Operations for the Six Months Ended June 30, 2011 and June 30, 2010

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

General. We had net income of $859,495 for the six months ended June 30, 2011, compared to net income of $894,598 for the comparable period in 2010. The principal categories which make up the 2011 net income are:

●	Interest income of $4,855,499
●	Reduced by interest expense of $443,117
●	Reduced by a provision for loan losses of $55,000
●	Increased by non-interest income of $1,230,996
●	Reduced by non-interest expense of $4,004,068
●	Reduced by income tax expense of $724,815

We discuss each of these categories individually and the reasons for the differences between the six months ended June 30, 2011 and 2010 in the following paragraphs.

Interest Income. Interest income was $4,855,499 for the six months ended June 30, 2011, compared to $5,150,631 for the six months ended June 30, 2010, a decrease of $295,132, or 5.7%. The main reason for the decline was a 62 basis point decrease in the yield on investment securities, partially offset by a $4,421,317 increase in average balance between the periods, which combined to cause a $275,815 decline in interest income on investment securities. Interest income on loans decreased by $21,168, caused principally by a decline in average loan yield, but partially offset by an increase in average balance of loans.

A decrease in average loan yields, coupled with a decline in interest collected on a cash basis, were the principal reasons for the $21,168 decrease in interest income from the six months ended June 30, 2010 to the six months ended June 30, 2011. The effect of the decline in yield and the reduction in cash basis interest was partially offset by a $2,502,968 increase in the average balance of loans. The increase in the average balance was the result of our efforts to increase our loan portfolio. The interest rate floors on our loans have helped to stabilize interest income from the loan portfolio, but these floors will have the effect of limiting increases in our income until the prime rate rises above 6%.

We experienced a 62 basis point decrease in the average yield on our investment securities portfolio, from 4.03% to 3.41%, due to the purchase of new investment securities at lower market rates than the yields on the principal paydowns we received. The average balance of our investment portfolio increased by $4,421,317, or 3.9%, between the periods. The investment securities portfolio represented 79.0% of average non-loan interest earning assets in the 2011 period compared to 75.9% in the 2010 period as we were able to purchase additional investment securities with available cash.

The average yield on other interest earning assets (principally overnight investments) increased 3 basis points from 0.13% for the six months ended June 30, 2010 to 0.16% for the six months ended June 30, 2011, partially offset by a decrease in average balance of other interest earning assets of $4,842,884 from the six months ended June 30, 2010 to the six months ended June 30, 2011 as we elected to invest available funds in higher yielding loans and investment securities.

Interest Expense. Interest expense was $443,117 for the six months ended June 30, 2011, compared to $537,703 for the six months ended June 30, 2010, a decrease of $94,586 or 17.6%. The decrease was primarily the result of a reduction in the rates we paid on deposits, principally on time deposits, reflecting a 19 basis point decrease in the cost of time deposits between the periods, due to the continuing low market interest rates. With market rates remaining at very low levels, customer time deposits continue to be renewed or replaced with new deposits at lower rates. As a result, our average cost of funds, excluding the effect of interest-free demand deposits, decreased to 0.64% from 0.76% between the periods.

Net Interest Income Before Provision for Loan Losses. Net interest income before the provision for loan losses was $4,412,382 for the six months ended June 30, 2011, compared to $4,612,928 for the six months ended June 30, 2010, a decrease of $200,546, or 4.4%. The decrease was primarily because the reduction in our interest income was greater than the reduction in our cost of funds when comparing the six months ended June 30, 2011 to the same period ended 2010. The average yield on interest earning assets declined by 30 basis points, while the average cost of funds declined by 12 basis points. The reduction in the yield on assets was principally due to the 62 basis point drop in the yield on investment securities, as new securities were purchased at market rates significantly below the rates on securities repaid or matured. The decline in the cost of funds was driven principally by the 19 basis point drop in the cost of time deposits. Overall, our interest rate spread declined 18 basis points, from 3.75% to 3.57% between the periods.

Our net interest margin decreased to 3.82% for the six months ended June 30, 2011 from 4.04% in the same period of 2010. The interest rate margin decreased when we reinvested the proceeds from payments on investment securities at lower rates because of the continued decline in market interest rates. The margin is higher than the spread because it takes into account the effect of interest free demand deposits and capital.

Provision for Loan Losses. We took a provision for loan losses of $55,000 for the six months ended June 30, 2011 compared to a provision for loan losses of $110,000 for the six months ended June 30, 2010. The $55,000 decrease in the provision was a result of our evaluation of our loan portfolio. We use the following framework to evaluate the appropriateness of our allowance for loan losses. We conduct a loan by loan evaluation of inherent losses in all non-performing or classified loans and we conduct a collective analysis of homogenous groups of performing loans to estimate inherent losses in those loans on a group by group basis. Our individual evaluation of non-performing mortgage loans, which represent most of our non-performing loans, is based primarily upon updated appraisals. Our evaluation of homogenous groups of performing loans takes into account historical charge off rates we have experienced, as adjusted for pertinent current factors that may affect the extent to which we should rely upon our charge off history.

We experienced an increase of $798,741 in non-performing loans from $6,071,916 at June 30, 2010 to $6,870,652 at June 30, 2011. Most of those loans are secured by real estate. We individually evaluated the non-performing mortgage loans based primarily upon updated appraisals and we determined that the level of our allowance was appropriate to address inherent losses. In addition, we had charge-offs of $185,054 for the six months ended June 30, 2011 as compared to charge-offs of $16,286 for the six months ended June 30, 2010. In addition, we also had recoveries (which are added back to the allowance for loan losses) of $45,464 for the six months ended June 30, 2011 as compared to $57,019 in the same period of 2010. We are aggressively collecting charged-off loans in an effort to recover the amounts charged off whenever we believe that collection efforts are likely to be fruitful.

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

Although management uses available information to assess the appropriateness of the allowance on a quarterly basis in consultation with outside advisors and the board of directors, changes in national or local economic conditions, the circumstances of individual borrowers, or other factors, may change, increasing the level of problem loans and requiring an increase in the level of the allowance. Overall, our allowance for loan losses decreased from $1,214,187 or 1.57% of total loans, at June 30, 2010 to $1,192,630 or 1.44% of total loans, at June 30, 2011. There can be no assurance that a higher level, or a higher provision for loan losses, will not be necessary in the future.

Non-interest Income. Non-interest income was $1,230,996 for the six months ended June 30, 2011, compared to $1,223,185 during the same period last year. The $7,811, or 0.6%, increase in non-interest income was a direct result of a a $21,751 increase in loan fees, as we collected late fees on loans that were previously non-accrual, which was partially offset by a $33,335 decrease in service charges on deposits due to normal fluctuation in non-sufficient fund fees.

Non-interest Expense. Non-interest expense was $4,004,068 for the six months ended June 30, 2011, compared to $4,077,056 for the six months ended June 30, 2010, a decrease of $72,988 or 1.8%. The principal shifts in the individual categories were:

●	a $76,821 decrease in legal expense due to a lower level of collections and a recovery of legal fees previously expensed on a settled lawsuit
●	a $59,500 decrease in FDIC and NYSBD assessments due to the reduction in the FDIC assessment rate; partially offset by
●	a $25,651 increase in professional fees due to use of an independent contractor and
●	a $14,580 increase in salaries and benefits as a result of higher benefit costs and normal raises for existing employees.

In addition to these changes, we also experienced changes in the various other non-interest expenses categories due to normal fluctuations in operations.

Income Tax Expense. Income tax expense was $724,815 for the six months ended June 30, 2011, compared to income tax expense of $754,459 for the same period ended 2010. Our effective tax rate for the six months ended June 30, 2011 was 45.7% and for the six months ended June 30, 2010 was 45.8%.

VSB Bancorp, Inc.
Consolidated Average Balance Sheets
(unaudited)

	Three Months Ended June 30, 2011				Three Months Ended June 30, 2010				Six Months Ended June 30, 2011				Six Months Ended June 30, 2010
	Average Balance		Interest	Yield/ Cost	Average Balance		Interest	Yield/ Cost	Average Balance		Interest	Yield/ Cost	Average Balance		Interest	Yield/ Cost

Assets:
Interest-earning assets:
Loans receivable	$81,033,439		$1,366,027	6.75%	$78,326,658		$1,451,191	7.41%	$81,491,744		$2,820,319	6.95%	$78,988,776		$2,841,487	7.08%
Investment securities, afs	119,835,363		997,887	3.34	113,703,764		1,124,032	3.97	118,916,691		2,010,439	3.41	114,495,374		2,286,254	4.03
Other interest-earning assets	34,037,827		13,603	0.16	40,934,051		13,683	0.13	31,605,943		24,741	0.16	36,448,827		22,890	0.13
Total interest-earning assets	234,906,629		2,377,517	4.06	232,964,473		2,588,906	4.45	232,014,378		4,855,499	4.21	229,932,977		5,150,631	4.51

Non-interest earning assets	6,866,466				8,744,393				6,955,598				8,944,806
Total assets	$241,773,095				$241,708,866				$238,969,976				$238,877,783

Liabilities and equity:
Interest-bearing liabilities:
Savings accounts	$17,091,175		13,278	0.31	$15,664,965		12,129	0.31	$16,572,161		25,974	0.32	$15,315,629		23,589	0.31
Time accounts	63,501,639		118,885	0.75	65,911,614		147,893	0.90	63,581,610		240,391	0.76	65,195,585		308,010	0.95
Money market accounts	28,532,598		61,101	0.86	28,833,948		63,018	0.88	28,296,113		120,480	0.86	28,918,039		125,504	0.88
Now accounts	28,419,262		23,183	0.33	35,563,678		41,348	0.47	30,492,021		56,272	0.37	34,139,385		80,600	0.48
Total interest-bearing liabilities	137,544,674		216,447	0.63	145,974,205		264,388	0.73	138,941,905		443,117	0.64	143,568,638		537,703	0.76
Checking accounts	75,218,675				67,605,548				71,418,435				67,569,281
Escrow deposits	426,759				479,199				386,939				449,315
Total deposits	213,190,108				214,058,952				210,747,279				211,587,234
Other liabilities	1,937,696				2,004,555				1,811,345				1,966,557
Total liabilities	215,127,804				216,063,507				212,558,624				213,553,791
Equity	26,645,291				25,645,359				26,411,352				25,323,992
Total liabilities and equity	$241,773,095				$241,708,866				$238,969,976				$238,877,783

Net interest income/net interest rate spread			$2,161,070	3.43%			$2,324,518	3.72%			$4,412,382	3.57%			$4,612,928	3.75%

Net interest earning assets/net interest margin	$97,361,955			3.69%	$86,990,268			3.99%	$93,072,473			3.82%	$86,364,339			4.04%

Ratio of interest-earning assets to interest-bearing liabilities	1.71	x			1.60	x			1.67	x			1.60	x

Return on Average Assets (1)	0.71%				0.76%				0.72%				0.75%
Return on Average Equity (1)	6.42%				7.19%				6.51%				7.11%
Tangible Equity to Total Assets	11.04%				10.21%				11.04%				10.21%

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

During the six months ended June 30, 2011, we had a net increase in total deposits of $8,643,855 due to increases of $8,797,730 in non-interest demand deposits, $2,543,642 in savings accounts and $1,920,660 in money market accounts, partially offset by a decrease of $4,046,213 in NOW accounts, $559,653 in time deposits and $12,311 in escrow deposits. These are all what are commonly known as “retail” deposits that we obtain through the efforts of our branch network rather than “wholesale” deposits that some banks obtain from deposit brokers. We also received proceeds from repayment of investment securities of $16,948,321. We used $15,614,398 of available funds to purchase new investment securities and we had a net loan increase of $1,272,170. These changes resulted in an overall increase in cash and cash equivalents of $9,857,285.

In contrast, during the six months ended June 30, 2010, we had a net increase in total deposits of $15,094,431 due to increases of $10,675,750 in NOW accounts, $1,834,307 in non-interest demand deposits, $1,205,544 in time deposits, $1,019,900 in savings accounts and $413,890 in money market accounts, partially offset by a decrease of $54,960 in escrow deposits. These are all what are commonly known as “retail” deposits that we obtain through the efforts of our branch network rather than “wholesale” deposits that some banks obtain from deposit brokers. We also received proceeds from repayment of investment securities of $18,721,798. We used $15,465,622 of available funds to purchase new investment securities and we had a net loan decrease of $1,607,758. These changes resulted in an overall increase in cash and cash equivalents of $21,751,937.

At June 30, 2011, cash and cash equivalents represented 15.8% of total assets. We have increased our cash and cash equivalents to help buffer the adverse effects of potential, future rising interest rates. We anticipate, based upon historical experience that these funds, combined with cash inflows we anticipate from payments on our loan and investment securities portfolios, will be sufficient to fund loan growth and unanticipated deposit outflows. As noted above, the federal legal prohibition on paying interest on demand deposit accounts has been repealed effective July 2011. Depending upon competitive pressures, we may need to implement interest-paying business checking in order to maintain demand deposits at historical levels or to increase such deposits.

As a secondary source of liquidity, at June 30, 2011 we had $120.3 million of investment securities classified available for sale. The disposition of these securities prior to maturity is an option available to us in the event, which we believe is unlikely, that our primary sources of liquidity and expected cash flows are insufficient to meet our need for funds. Additionally, we have the ability to borrow funds at the Federal Home Loan Bank of New York and the Federal Reserve Bank of New York using securities in our investment portfolio as collateral if the need arises. Based upon our assets size and the amount of our securities portfolio that qualifies as eligible collateral, we had more than $81.8 million of unused borrowing capability from the FHLBNY at June 30, 2011. Victory State Bank also has a $2 million unsecured credit facility with Atlantic Central Bankers Bank, which the Bank has not drawn upon. We do not anticipate a need for additional capital resources and do not expect to raise funds through a stock offering in the near future. We have sufficient resources to allow us to continue to make loans as appropriate opportunities arise without having to rely on government funds to support our lending activities.

Victory State Bank satisfied all capital ratio requirements of the Federal Deposit Insurance Corporation at June 30, 2011, with a Tier I Leverage Capital ratio of 10.34%, a Tier I Capital to Risk-Weighted Assets ratio of 25.64%, and a Total Capital to Risk-Weighted Assets ratio of 26.86%.

VSB Bancorp, Inc. satisfied all capital ratio requirements of the Federal Reserve at June 30, 2011, with a Tier I Leverage Capital ratio of 10.48%, a Tier I Capital to Risk-Weighted Assets ratio of 26.04%, and a Total Capital to Risk-Weighted Assets ratio of 27.26%.

The following table sets forth our contractual obligations and commitments for future lease payments, time deposit maturities and loan commitments.

Contractual Obligations and Commitments at J une 30, 2011

Contractual Obligations	Payment due by Period
	Less than One Year	One to three years	Four to five years	After five years	Total Amounts committed

Minimum annual rental payments under non-cancelable operating leases	$416,878	$831,224	$741,891	$8 55,256	$2,845,249
Remaining contractual maturities of time deposits	56,868,126	2,053,872	4,163,312	—	63,085,310
Total contractual cash obligations	$57,285,004	$2,885,096	$4,905,203	$8 55,256	$65,930,559

Other commitments	Amount of Commitment Expiration by Period
	Less than One Year	One to three years	Four to five years	After five years	Total Amounts committed

Loan commitments	$17,041,917	$4,731,230	$75,000	$—	$21,848,147

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

Non-Performing Loans

Management closely monitors non-performing loans and other assets with potential problems on a regular basis. We had nineteen non-performing loans, totaling $6,870,657 at June 30, 2011, compared to seventeen non-performing loans, totaling $6,378,293 at December 31, 2010. The following is information about the eleven largest non-performing loans, totaling $6,056,802, or 88.2% of our non-performing loans, in outstanding principal balance at June 30, 2011. Management believes it has taken appropriate steps with a view towards maximizing recovery and minimizing loss, if any, on these loans.

●
$2,200,000 in two residential mortgage loans that are secured. We previously had a modified repayment arrangements with the borrowers, which expired, and we have confessions of judgment. The loan is secured by a first mortgage and second mortgage on a residential property and first mortgages on two commercial properties. We have commenced foreclosure proceedings.

●
$1,800,000 in two construction loans to a local borrower, which are secured by a first mortgage and a second mortgage on the related real estate collateral that is substantially completed. The loans are also secured by the personal guaranty of the principal. The loans are past maturity and the borrower is in the process of obtaining the certificate of occupancy for the mortgaged property, after which we expect to convert the loans into performing term loans. The borrower is continuing to pay interest, and we are recording the interest on a cash basis, but the loans are considered non-performing because they are past maturity and we will not convert the loans into term loans until there is further substantial progress in obtaining a certificate of occupancy is received before we term out these two loans.

●
$672,500 in two commercial real estate loans and a construction loan to a local business. The loans are secured by a first, second and third mortgage on real estate collateral. The loans are guaranteed by the principal and a security interest in the business. The loans have been sent to our attorneys for collection and to begin foreclosure proceedings.

●
$499,000 in a loan to a local business, which is secured by a first mortgage and a second mortgage on commercial real estate collateral. The loan is also secured by the personal guaranties of the principals and we have a security interest in the business. We have commenced foreclosure proceedings.

●
$352,420 in a loan to a local business in which we are a participant in the loan with another bank. We are not the lead lender. The loan is in arrears and the lead lender has commenced a foreclosure action. The loan is secured by a first mortgage on a commercial building, a security interest in the business, and the personal guaranties of the principals. We have entered into a temporary forbearance agreement with modified payment terms with the borrower, for which we have received a significant upfront payment.

●
$273,095 in a net loan to a local business, which is secured by a first mortgage on two parcels of commercial real estate. We also have a security interest in the business as well as the personal guaranty of the principal. We have commenced foreclosure proceedings.

●
$259,787 in a loan to a local business, which is secured by a first mortgage on commercial real estate collateral. We have entered into modified repayment arrangements with the borrower and we have obtained confessions of judgment. We maintain a security interest in the business as well as the personal guaranty of the principal. The borrower is current under the modified payments terms.

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

Item 4 –Controls and Procedures

Evaluation of Disclosure Controls and Procedures: As of June 30, 2011, we undertook an evaluation of our disclosure controls and procedures under the supervision and with the participation of Raffaele M. Branca, President and CEO and Jonathan B. Lipschitz, Vice President and Controller. Disclosure controls are the systems and procedures we use that are designed to ensure that information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934 (such as annual reports on Form 10-K and quarterly periodic reports on Form 10-Q) is recorded, processed, summarized and reported, in a manner which will allow senior management to make timely decisions on the public disclosure of that information. Mr. Branca and Mr. Lipschitz concluded that our current disclosure controls and procedures are effective in ensuring that such information is (i) collected and communicated to senior management in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Since our last evaluation of our disclosure controls, we have not made any significant changes in, or taken corrective actions regarding, either our internal controls or other factors that could significantly affect those controls.

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

VSB Bancorp, Inc.

Date: August 10, 2011	/s/ Raffaele M. Branca
Raffaele M. Branca
President, CEO and Principal Executive Officer

Date: August 10, 2011	/s/ Jonathan B. Lipschitz
Jonathan B. Lipschitz,
Vice President, Controller and Principal
Accounting Officer

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

31.1	Rule 13A-14(a)/15D-14(a) Certification of Chief Executive Officer
31.2	Rule 13A-14(a)/15D-14(a) Certification of Principal Accounting Officer
32.1	Certification by CEO pursuant to 18 U.S.C. 1350.
32.2	Certification by Principal Accounting Officer pursuant to 18 U.S.C. 1350.
101.INS	XBRL Instance Document (furnished herewith)
101.SCH	XBRL Taxonomy Extension Schema Document (furnished herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (furnished herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (furnished herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (furnished herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (furnished herewith)

--------------------------------------------

Item 6 - Exhibits

Exhibit
Number	Description of Exhibit

31.1	Rule 13A-14(a)/15D-14(a) Certification of Chief Executive Officer
31.2	Rule 13A-14(a)/15D-14(a) Certification of Principal Accounting Officer
32.1	Certification by CEO pursuant to 18 U.S.C. 1350.
32.2	Certification by Principal Accounting Officer pursuant to 18 U.S.C. 1350.
101.INS	XBRL Instance Document (furnished herewith)
101.SCH	XBRL Taxonomy Extension Schema Document (furnished herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (furnished herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (furnished herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (furnished herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (furnished herewith)