Form 10-Q
period 2011-09-30
VSB BANCORP INC
filed 2011-11-09
CIK 1225874

UNITED STATES
SECURITY AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20849

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED SEPTEMBER 30, 2011

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

The Registrant had 1,819,309 common shares outstanding as of November 2, 2011.

CROSS REFERENCE INDEX

		Page

PART I

Item 1	Consolidated Statements of Financial Condition as of September 30, 2011 and December 31, 2010 (unaudited)	4
	Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2011 and 2010 (unaudited)	5
	Consolidated Statements of Changes in Stockholders’ Equity for Each of the Quarters in the Nine Month Period Ended September 30, 2011 and the Year Ended December 31, 2010 (unaudited)	6
	Consolidated Statements of Cash Flows for the Three and Nine Months Ended September 30, 2011 and 2010 (unaudited)	7
	Notes to Consolidated Financial Statements for the Three and Nine Months Ended September 30, 2011 and 2010 (unaudited)	8 to 25

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26 to 40

Item 3	Control and Procedures	40

PART II

Item 1	Legal Proceedings	41

Signature Page		42

	Exhibit 31.1, 31.2, 32.1, 32.2	44 to 47

Forward-Looking Statements

When used in this periodic report , or in any written or oral statement made by us or our officers, directors or employees, the words and phrases “will result,” “expect,” “will continue,” “anticipate,” “estimate,” “project,” or similar terms are intended to identify “forward-looking statements.” A variety of factors could cause our actual results and experiences to differ materially from the anticipated results or other expectations expressed in any forward-looking statements. Some of the risks and uncertainties that may affect our operations, performance, development, and results, the interest rate sensitivity of our assets and liabilities, and the adequacy of our loan loss allowance, include, but are not limited to:

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

VSB Bancorp, Inc.
Consolidated Statements of Financial Condition
(unaudited)

	September 30,	December 31,
	2011	2010

Assets:
Cash and due from banks	$47,214,664	$28,764,987
Investment securities, available for sale	113,007,622	121,307,907
Loans receivable	82,116,879	81,538,224
Allowance for loan loss	(1,312,575)	(1,277,220)
Loans receivable, net	80,804,304	80,261,004
Bank premises and equipment, net	2,395,254	2,732,229
Accrued interest receivable	594,314	673,967
Other assets	1,359,936	1,513,605
Total assets	$245,376,094	$235,253,699

Liabilities and stockholders’ equity:
Liabilities:
Deposits:
Demand and checking	$78,222,827	$66,407,225
NOW	27,965,016	35,138,867
Money market	27,504,535	27,057,632
Savings	17,063,848	14,938,440
Time	64,779,169	63,644,963
Total deposits	215,535,395	207,187,127
Escrow deposits	327,141	219,530
Accounts payable and accrued expenses	1,871,918	1,802,186
Total liabilities	217,734,454	209,208,843

Stockholders’ equity:
Common stock ($.0001 par value, 10,000,000 shares authorized, 1,989,509 issued, 1,824,909 outstanding at September 30, 2011 and 1,825,009 outstanding at December 31, 2010)	199	199
Additional paid in capital	9,270,285	9,249,600
Retained earnings	18,519,067	17,563,435
Treasury stock, at cost (164,600 shares at September 30, 2011 and 164,500 shares at December 31, 2010)	(1,644,942)	(1,643,797)
Unearned Employee Stock Ownership Plan shares	(436,785)	(563,594)
Accumulated other comprehensive income, net of taxes of $1,630,822 and $1,213,545, respectively	1,933,816	1,439,013

Total stockholders’ equity	27,641,640	26,044,856

Total liabilities and stockholders’ equity	$245,376,094	$235,253,699

See notes to consolidated financial statements.

VSB Bancorp, Inc.
Consolidated Statements of Operations
(unaudited)

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	Sept. 30, 2011	Sept. 30, 2010	Sept. 30, 2011	Sept. 30, 2010
Interest and dividend income:
Loans receivable	$1,537,598	$1,492,206	$4,357,917	$4,333,693
Investment securities	939,250	1,089,101	2,949,689	3,375,355
Other interest earning assets	17,238	16,709	41,979	39,599
Total interest income	2,494,086	2,598,016	7,349,585	7,748,647

Interest expense:
NOW	18,965	42,915	75,237	123,515
Money market	59,240	58,250	179,720	183,754
Savings	11,508	11,978	37,482	35,567
Time	120,669	136,333	361,060	444,343
Total interest expense	210,382	249,476	653,499	787,179

Net interest income	2,283,704	2,348,540	6,696,086	6,961,468
Provision for loan loss	90,000	15,000	145,000	125,000
Net interest income after provision for loan loss	2,193,704	2,333,540	6,551,086	6,836,468

Non-interest income:
Loan fees	9,057	18,383	49,663	37,238
Service charges on deposits	533,256	559,728	1,591,641	1,651,448
Net rental income	10,795	14,950	32,513	41,199
Other income	49,397	42,814	159,684	129,175
Total non-interest income	602,505	635,875	1,833,501	1,859,060

Non-interest expenses:
Salaries and benefits	988,260	1,018,505	2,957,098	2,972,763
Occupancy expenses	403,650	358,718	1,141,878	1,084,114
Legal expense	57,035	53,443	156,995	230,224
Professional fees	65,900	68,000	218,401	194,850
Computer expense	64,298	66,020	202,867	198,572
Directors’ fees	63,150	59,475	188,525	179,000
FDIC and NYSBD assessments	54,500	105,000	194,000	304,000
Other expenses	320,883	305,864	961,980	948,558
Total non-interest expenses	2,017,676	2,035,025	6,021,744	6,112,081

Income before income taxes	778,533	934,390	2,362,843	2,583,447

Provision/(benefit) for income taxes:
Current	421,989	453,982	1,402,370	1,241,092
Deferred	(65,744)	(26,453)	(321,310)	(59,104)
Total provision for income taxes	356,245	427,529	1,081,060	1,181,988

Net income	$422,288	$506,861	$1,281,783	$1,401,459

Earnings per share:
Basic	$0.23	$0.28	$0.71	$0.79
Diluted	$0.23	$0.28	$0.71	$0.79
Comprehensive income	$673,802	$611,445	$1,776,586	$1,911,280
Book value per common share	$15.15	$14.38	$15.15	$14.38

See notes to consolidated financial statements.

VSB Bancorp, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
Year Ended December 31, 2010 and For Each of the Quarters in the Nine Month Period Ended September 30, 2011
(unaudited)

	Number of Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock, at cost	Unearned ESOP Shares	Accumulated Other Comprehensive Gain	Total Stockholders’ Equity

Balance at January 1, 2010	1,762,191	$195	$9,317,719	$16,112,741	$(1,840,249)	$(732,672)	$1,626,215	$24,483,949

Exercise of stock option, including tax benefit	44,375	4	292,207					292,211
Stock-based compensation			70,811					70,811
Amortization of earned portion of ESOP common stock						169,078		169,078
Amortization of cost over fair value - ESOP			(35,551)					(35,551)
Cash dividends declared ($0.24 per share)				(429,935)				(429,935)
Purchase of treasury stock, at cost	(17,057)				(199,134)			(199,134)
Contribution to RRP Trust from treasury shares	35,500		(395,586)		395,586			—
Comprehensive income:
Net income				1,880,629				1,880,629
Other comprehensive income, net:
Change in unrealized gain on securities available for sale, net of tax effects	—	—	—	—	—	—	(187,202)	(187,202)
Total comprehensive income								1,693,427

Balance at December 31, 2010	1,825,009	$199	$9,249,600	$17,563,435	$(1,643,797)	$(563,594)	$1,439,013	$26,044,856

Stock-based compensation			23,390					23,390
Amortization of earned portion of ESOP common stock						42,270		42,270
Amortization of cost over fair value - ESOP			(16,753)					(16,753)
Cash dividends declared ($0.06 per share)				(108,716)				(108,716)
Purchase of treasury stock, at cost								—
Comprehensive income:
Net income				431,791				431,791
Other comprehensive income, net:
Change in unrealized gain on securities available for sale, net of tax effects	—	—	—	—	—	—	(281,966)	(281,966)
Total comprehensive income								149,825

Balance at March 31, 2011	1,825,009	$199	$9,256,237	$17,886,510	$(1,643,797)	$(521,324)	$1,157,047	$26,134,872

Stock-based compensation			25,671					25,671
Amortization of earned portion of ESOP common stock						42,269		42,269
Amortization of cost over fair value - ESOP			(16,192)					(16,192)
Cash dividends declared ($0.06 per share)				(108,718)				(108,718)
Comprehensive income:
Net income				427,704				427,704
Other comprehensive income, net:
Change in unrealized gain on securities available for sale, net of tax effects	—	—	—	—	—	—	525,255	525,255
Total comprehensive income								952,959

Balance at June 30, 2011	1,825,009	$199	$9,265,716	$18,205,496	$(1,643,797)	$(479,055)	$1,682,302	$27,030,861

Stock-based compensation			23,445					23,445
Amortization of earned portion of ESOP common stock						42,270		42,270
Amortization of cost over fair value - ESOP			(18,876)					(18,876)
Cash dividends declared ($0.06 per share)				(108,717)				(108,717)
Purchase of treasury stock, at cost	(100)				(1,145)			(1,145)
Comprehensive income:
Net income				422,288				422,288
Other comprehensive income, net:
Change in unrealized gain on securities available for sale, net of tax effects	—	—	—	—	—	—	251,514	251,514
Total comprehensive income								673,802

Balance at September 30, 2011	1,824,909	$199	$9,270,285	$18,519,067	$(1,644,942)	$(436,785)	$1,933,816	$27,641,640

See notes to consolidated financial statements.

VSB Bancorp, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	Sep. 30, 2011	Sep. 30, 2010	Sep. 30, 2011	Sep. 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$422,288	$506,861	$1,281,783	$1,401,459
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	152,433	147,390	451,351	449,156
Accretion of income, net of amortization of premium	35,481	12,478	118,244	21,753
ESOP compensation expense	23,394	25,085	74,988	76,572
Stock-based compensation expense	23,445	23,789	72,506	47,183
Provision for loan losses	90,000	15,000	145,000	125,000
(Increase)/decrease in prepaid and other assets	(40,479)	(8,578)	153,669	187,941
Decrease in accrued interest receivable	33,591	5,965	79,653	108,862
Decrease in deferred income taxes	(65,744)	(26,453)	(321,310)	(59,104)
(Decrease)/increase in accrued expenses and other liabilities	(99,171)	428,232	(26,236)	549,588
Net cash provided by operating activities	575,238	1,129,769	2,029,648	2,908,410

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in loan receivable	686,577	(1,629,610)	(585,593)	(21,852)
Proceeds from repayment and calls of investment securities, available for sale	7,657,492	8,838,964	24,605,813	27,560,762
Purchases of investment securities, available for sale	—	(9,167,708)	(15,614,398)	(24,633,330)
Purchases of premises and equipment	(29,077)	(12,548)	(114,376)	(60,819)
Net cash provided by/(used in) investing activities	8,314,992	(1,970,902)	8,291,446	2,844,761

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease)/increase in deposits	(187,976)	(12,340,815)	8,455,879	2,753,616
Exercise of stock options	—	—	—	292,211
Purchase of treasury stock, at cost	(1,145)	(5,566)	(1,145)	(21,912)
Cash dividends paid	(108,717)	(109,093)	(326,151)	(321,756)
Net cash (used in)/provided by financing activities	(297,838)	(12,455,474)	8,128,583	2,702,159

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	8,592,392	(13,296,607)	18,449,677	8,455,330

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	38,622,272	61,468,856	28,764,987	39,716,919

CASH AND CASH EQUIVALENTS, END OF PERIOD	$47,214,664	$48,172,249	$47,214,664	$48,172,249

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$211,920	$249,231	$659,024	$816,435
Taxes	$467,000	$633,463	$1,334,125	$1,347,868

See notes to consolidated financial statements.

VSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

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

Cash and Cash Equivalents – Cash and cash equivalents consist of cash on hand, due from banks and interest-bearing deposits. Interest-bearing deposits with original maturities of 90 days or less are included in this category. Customer loan and deposit transactions are reported on a net cash basis. Regulation D of the Board of Governors of the Federal Reserve System requires that Victory State Bank maintain interest-bearing deposits or cash on hand as reserves against its demand deposits. The amount of reserves which Victory State Bank is required to maintain depends upon its level of transaction accounts. During the fourteen day period from September 22, 2011 through October 5, 2011, Victory State Bank was required to maintain reserves, after deducting vault cash, of $4,710,000. Reserves are required to be maintained on a fourteen day basis, so, from time to time, Victory State Bank may use available cash reserves on a day to day basis, so long as the fourteen day average reserves satisfy Regulation D requirements. Victory State Bank is required to report transaction account levels to the Federal Reserve on a weekly basis.

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

Basic net income per share of common stock is based on 1,772,464 shares and 1,772,566 shares, the weighted average number of common shares outstanding for the three months ended September 30, 2011 and 2010, respectively. Diluted net income per share of common stock is based on 1,772,464 and 1,772,635, the weighted average number of common shares outstanding plus potentially dilutive common shares for the three months ended September 30, 2011 and 2010, respectively. The weighted average number of potentially dilutive common shares excluded in calculating diluted net income per common share due to the anti-dilutive effect is 43,065 and 36,876 shares for the three months ended September 30, 2011 and 2010, respectively. Common stock equivalents were calculated using the treasury stock method.

Basic net income per share of common stock is based on 1,767,607 shares and 1,754,466 shares, the weighted average number of common shares outstanding for the nine months ended September 30, 2011 and 2010, respectively. Diluted net income per share of common stock is based on 1,768,237 and 1,754,633, the weighted average number of common shares outstanding plus potentially dilutive common shares for the nine months ended September 30, 2011 and 2010, respectively. The weighted average number of potentially dilutive common shares excluded in calculating diluted net income per common share due to the anti-dilutive effect is 32,991 and 34,677 shares for the nine months ended September 30, 2011 and 2010, respectively. Common stock equivalents were calculated using the treasury stock method.

The reconciliation of the numerators and the denominators of the basic and diluted per share computations for the three and nine months ended September 30, are as follows:

Reconciliation of EPS
	Three months ended September 30, 2011	Three months ended September 30, 2010
Basic
Distributed earnings allocated to common stock	$106,348	$106,354
Undistributed earnings allocated to common sock	309,119	390,555
Net earnings allocated to common stock	$415,467	$496,909

Weighted common shares outstanding including participating securities	1,801,564	1,808,066
Less: Participating securities	(29,100)	(35,500)
Weighted average shares	1,772,464	1,772,566

Basic EPS	$0.23	$0.28

Diluted
Net earnings allocated to common stock	$415,467	$496,909

Weighted average shares for basic	1,772,464	1,772,566
Dilutive effects of:
Stock Options	—	69
Unvested shares not considered participating securities	—	—
	1,772,464	1,772,635

Diluted EPS	$0.23	$0.28

Reconciliation of EPS
	Nine months ended September 30, 2011	Nine months ended September 30, 2010
Basic
Distributed earnings allocated to common stock	$318,169	$315,804
Undistributed earnings allocated to common sock	940,948	1,071,135
Net earnings allocated to common stock	$1,259,117	$1,386,939

Weighted common shares outstanding including participating securities	1,799,426	1,774,343
Less: Participating securities	(31,819)	(19,877)
Weighted average shares	1,767,607	1,754,466

Basic EPS	$0.71	$0.79

Diluted
Net earnings allocated to common stock	$1,259,117	$1,386,939

Weighted average shares for basic	1,767,607	1,754,466
Dilutive effects of:
Stock Options	630	167
Unvested shares not considered participating securities	—	—
	1,768,237	1,754,633

Diluted EPS	$0.71	$0.79

Net earnings allocated to common stock for the period are distributed earnings during the period, such as dividends on common shares outstanding, plus a proportional amount of retained income for the period based on restricted shares granted but unvested compared to the total common shares outstanding.

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

Stock Repurchase Programs – On September 8, 2008, the Company announced that its Board of Directors had authorized a Rule 10b5-1 stock repurchase program for the repurchase of up to 100,000 shares of the Company’s common stock. On April 21, 2009, the Company announced that its Board of Directors had authorized a second Rule 10b5-1 stock repurchase program for the repurchase of up to an additional 100,000 shares of the Company’s common stock. The Company has repurchased a total of 200,000 shares of its common stock under these stock repurchase programs, which was completed by the end of 2010. On September 14, 2011, the Company announced that its Board of Directors had authorized a third Rule 10b5-1 stock repurchase program for the repurchase of up to an additional 100,000 shares of the Company’s common stock. At September 30, 2011, the Company had repurchased a total of 100 shares of its common stock under this third stock repurchase program. Stock repurchases under the programs have been accounted for using the cost method, in which the Company will reflect the entire cost of repurchased shares as a separate reduction of stockholders’ equity on its balance sheet.

Retention and Recognition Plan – At the April 27, 2010 Annual Meeting, the stockholders of VSB Bancorp, Inc. approved the adoption of the 2010 Retention and Recognition Plan (the “RRP”). The RRP authorizes the award of up to 50,000 shares of its common stock to directors, officers and employees. In conjunction with the approval the RRP, stockholders approved the award of 4,000 shares of stock to each of its eight directors who had at least five years of service. The director awards will vest over five years, with 20% vesting annually for each of the first five years after the award is made, subject to acceleration and forfeiture. On April 27, 2011, 6,400 shares or 20% of the 32,000 shares of stock awarded to its eight directors who had at least five years of service had vested. On June 8, 2010, an additional 3,500 shares of stock were awarded to the President and CEO of the Company, which will vest over a 65 month period, with 20% vesting annually for each of the first five years starting in November 2011, subject to acceleration and forfeiture. The recipient of an award will not be required to make any payment to receive the award or the stock covered by the award. The Company recognizes compensation expense for the shares awarded under the RRP gradually as the shares vest, based upon the market price of the shares on the date of the award. For the nine months ended September 30, 2011, the Company recognized $60,557 of compensation expense related to the shares awarded. The income tax benefit resulting from this expense was $27,705. As of September 30, 2011, there was approximately $273,480 of unrecognized compensation costs related to the shares awarded. These costs are expected to be recognized over the next 3.50 years.

A summary of the status of the Company’s non-vested plan shares as of September 30, 2011 is as follows:

For the Nine Months Ended September 30, 2011:
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

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No.2011-4, “Fair Value Measurement and Disclosures (Topic 820)” (“ASU 2011-4”). ASU 2011-4 clarifies the guidance for determining fair value including some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This Update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with current accounting guidance. ASU 2011-4 is effective for interim and annual reporting periods ending on or after December 15, 2011. Adoption of AUS 2011-4 is not anticipated to have a material impact on the Company.

3.           INVESTMENT SECURITIES, AVAILABLE FOR SALE

The following table summarizes the amortized cost and fair value of the available-for-sale investment securities portfolio at September 30, 2011 and December 31, 2010 and the corresponding amounts of unrealized gains and losses therein:

	September 30, 2011
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

FNMA MBS - Residential	$2,522,998	$108,472	$(259)	$2,631,211
GNMA MBS - Residential	7,180,161	182,856	—	7,363,017
Whole Loan MBS - Residential	860,967	23,224	—	884,191
Collateralized mortgage obligations	98,878,858	3,250,379	(34)	102,129,203
	$109,442,984	$3,564,931	$(293)	$113,007,622

	December 31, 2010
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

FNMA MBS - Residential	$3,428,696	$142,521	$—	$3,571,217
GNMA MBS - Residential	4,092,912	65,164	(76,964)	4,081,112
Whole Loan MBS - Residential	1,212,246	23,255	—	1,235,501
Collateralized mortgage obligations	109,921,495	2,906,359	(407,777)	112,420,077
	$118,655,349	$3,137,299	$(484,741)	$121,307,907

There were no sales of investment securities for the nine months ended September 30, 2011 and the year ended December 31, 2010.

The amortized cost and fair value of the investment securities portfolio are shown by expected maturity. Expected maturities may differ from contractual maturities, especially for collateralized mortgage obligations, if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2011
	Amortized	Fair
	Cost	Value

Less than one year	$471,399	$471,140
Due after one year through five years	1,923,615	2,069,945
Due after five years through ten years	19,077,009	19,974,832
Due after ten years	87,970,961	90,491,705
	$109,442,984	$113,007,622

The following table summarizes the investment securities with unrealized losses at September 30, 2011 and December 31, 2010 by aggregated major security type and length of time in a continuous unrealized loss position:

September 30, 2011	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

FNMA MBS	$471,140	$(259)	$—	$—	$471,140	$(259)
GNMA MBS	—	—	—	—	—	—
Whole Loan MBS	—	—	—	—	—	—
Collateralized mortgage obligations	54,890	(34)	—	—	54,890	(34)
	$526,030	$(293)	$—	$—	$526,030	$(293)

December 31, 2010	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

FNMA MBS	$—	$—	$—	$—	$—	$—
GNMA MBS	2,991,961	(76,964)	—	—	2,991,961	(76,964)
Whole Loan MBS	—	—	—	—	—	—
Collateralized mortgage obligations	20,223,509	(407,777)	—	—	20,223,509	(407,777)
	$23,215,470	$(484,741)	$—	$—	$23,215,470	$(484,741)

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

At September 30, 2011, the unrealized loss on investment securities was caused by average life increases. We expect that these securities, at maturity, will not be settled for less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in average life and not credit quality, and because the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before recovery of the amortized cost basis less any current-period loss, these investments are not considered other-than-temporarily impaired. At September 30, 2011, there were no debt securities with unrealized losses with aggregate depreciation of 5% or more from the Company’s amortized cost basis.

Securities pledged had a fair value of $52,725,284 and $66,089,701 at September 30, 2011 and December 31, 2010, respectively and were pledged to secure public deposits and balances in excess of the deposit insurance limit on certain customer accounts.

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

The carrying amounts and estimated fair values of financial instruments, at September 30, 2011 and December 31, 2010 are as follows:

	September 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets:
Cash and cash equivalents	$47,214,664	$47,214,664	$28,764,987	$28,764,987
Investment securities, available for sale	113,007,622	113,007,622	121,307,907	121,307,907
Loans receivable	80,804,304	81,806,839	80,261,004	81,526,941
Other financial assets	594,314	594,314	673,967	673,967

Total Financial Assets	$241,620,904	$242,623,439	$231,007,865	$232,273,802

Financial Liabilities:
Non-interest bearing deposits	$78,549,968	$78,549,968	$66,626,755	$66,626,755
Interest bearing deposits	137,312,568	137,198,331	140,779,902	140,634,427
Other liabilities	16,341	16,341	19,039	19,039

Total Financial Liabilities	$215,878,877	$215,764,640	$207,425,696	$207,280,221

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

	Fair Value Measurements at September 30, 2011 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
FNMA MBS - Residential	$2,631,211	$—	$2,631,211	$—
GNMA MBS - Residential	7,363,017	—	7,363,017	—
Whole Loan MBS-Residential	884,191	—	884,191	—
Collateralized mortgage obligations	102,129,203	—	102,129,203	—
Total Available for sale Securities	$113,007,622	$—	$113,007,622	$—

	Fair Value Measurements at December 31, 2010 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
FNMA MBS - Residential	$3,571,217	$—	$3,571,217	$—
GNMA MBS - Residential	4,081,112	—	4,081,112	—
Whole Loan MBS - Residential	1,235,501	—	1,235,501	—
Collateralized mortgage obligations	112,420,077	—	112,420,077	—
Total Available for sale Securities	$121,307,907	$—	$121,307,907	$—

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

	Fair Value Measurements at September 30, 2011 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans
Commercial Real Estate	$1,266,982	—	—	$1,266,982

	Fair Value Measurements at December 31, 2010 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans
Commercial Real Estate	$643,758	—	—	$643,758

As of September 30, 2011, we had four impaired loans with specific reserves that were collateral dependent. Collateral dependent impaired loans, which are measured for impairment using the fair value of the collateral, had a carrying amount of $1,355,141, with a valuation allowance of $88,159 at that date.

As of December 31, 2010, we had two impaired loans with specific reserves that were collateral dependent. Collateral dependent impaired loans, which are measured for impairment using the fair value of the collateral, had a carrying amount of $727,217, with a valuation allowance of $83,459 at that date.

5.           LOANS RECEIVABLE, NET

Loans receivable, net at September 30, 2011 and December 31, 2010 are summarized as follows:

	September 30,	December 31,
	2011	2010
Commercial loans (principally variable rate):
Secured	$1,428,301	$1,393,532
Unsecured	13,009,083	12,924,378
Total commercial loans	14,437,384	14,317,910

Real estate loans:
Commercial	59,695,615	58,204,596
Residential	2,367,614	2,460,114
Total real estate loans	62,063,229	60,664,710

Construction loans (net of undisbursed funds of $2,095,000 and $2,672,000, respectively)	4,720,000	5,874,500

Consumer loans	470,140	533,860
Other loans	649,980	386,750
	1,120,120	920,610
Total loans receivable	82,340,733	81,777,730

Less:
Unearned loans fees, net	(223,854)	(239,506)
Allowance for loan losses	(1,312,575)	(1,277,220)

Total	$80,804,304	$80,261,004

Nonaccrual loans outstanding at September 30, 2011 and December 31, 2010 are summarized as follows:

	September 30,	December 31,
	2011	2010
Nonaccrual loans:
Unsecured commercial loans	$348,522	$37,706
Commercial real estate	5,101,974	4,064,281
Residential real estate	2,257,715	2,276,306
Construction	797,500	—
Total nonaccrual loans	$8,505,711	$6,378,293

	September 30,	December 31,
	2011	2010
Interest income that would have been recorded during the period on nonaccrual loans outstanding in accordance with original terms	$371,582	$469,484

At September 30, 2011 and December 31, 2010, there were no loans 90 days past due and still accruing interest.

The following table presents the aging of the past due loan balances as of September 30, 2011 and December 31, 2010 by class of loans:

September 30, 2011		30-59	60-89	Greater		Loans
		Days	Days	than 90 Days	Total	Not
	Total	Past Due	Past Due	Past Due	Past Due	Past Due

Commercial loans:
Unsecured	$13,009,083	$9,800	$—	$348,522	$358,322	$12,650,761
Secured	1,428,301	—	—	—	—	1,428,301
Real Estate loans
Commercial	59,695,615	2,389,308	2,381,343	5,101,974	9,872,625	49,822,990
Residential	2,367,614	—	—	2,257,715	2,257,715	109,899
Construction loans	4,720,000	285,000	—	797,500	1,082,500	3,637,500
Consumer loans	470,140	7,549	—	—	7,549	462,591
Other loans	649,980	5,958	1,869	—	7,827	642,153
Total loans	$82,340,733	$2,697,615	$2,383,212	$8,505,711	$13,586,538	$68,754,195

December 31, 2010		30-59	60-89	Greater		Loans
		Days	Days	than 90 Days	Total	Not
	Total	Past Due	Past Due	Past Due	Past Due	Past Due

Commercial loans:
Unsecured	$12,924,378	$46,562	$42,708	$37,706	$126,976	$12,797,402
Secured	1,393,532	—	—	—	—	1,393,532
Real Estate loans
Commercial	58,204,596	3,103,589	277,960	4,064,281	7,445,830	50,758,766
Residential	2,460,114	—	—	2,276,306	2,276,306	183,808
Construction loans	5,874,500	795,000	—	—	795,000	5,079,500
Consumer loans	533,860	11,277	—	—	11,277	522,583
Other loans	386,750	2,279	—	—	2,279	384,471
Total loans	$81,777,730	$3,958,707	$320,668	$6,378,293	$10,657,668	$71,120,062

Nonaccrual loans include smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

Loans individually evaluated for impairment were as follows:

	September 30,	December 31,
	2011	2010

Loans with no allocated allowance for loan losses:
Commercial real estate	$3,389,250	$39,377
Construction	397,500	—
Residential real estate	2,200,000	—
Loans with allocated allowance for loan losses:
Commercial and financial	385,182	36,837
Commercial real estate	1,355,141	3,448,695
	$7,727,073	$3,524,909

Amount of the allowance for loan losses allocated:
Commercial and financial	$139,228	$7,367
Commercial real estate	88,159	83,459
	$227,387	$90,826

The following table sets forth certain information about impaired loans with a measured impairment:

	Three Months	Nine Months
	Ending	Ending
	September 30,	September 30,
	2011	2011
Average of individually impaired loans during period:
Commercial real estate	$3,531,255	$2,278,708
Construction	397,500	132,500
Commercial unsecured	300,009	125,704
Residential real estate	2,200,000	1,466,667
	$6,428,764	$4,003,579

Interest income recognized during time period that loans were impaired, using accrual or cash-basis method of accounting	$103,881	$103,881

The Company has allocated $3,666 and $7,367 of specific reserves to customers whose loan terms have been modified in trouble debt restructurings (“TDRs”) as of September 30, 2011 and December 31, 2010. The Company has not committed to lend any additional amounts to customers with outstanding loans that are classified as TDRs.

During the period July 1, 2011 through September 30, 2011, there were no additional TDRs. The outstanding principal balance of trouble debt restructurings at September 30, 2011 was $2,784,832 and at December 31, 2010 was $2,825,494. None of the loans currently classified as TDRs have defaulted during this period. The TDR’s being reported on are all current and are paying under the modified arrangements.

The terms of certain other loans were modified during the nine months ending September 30, 2011 that did not meet the definition of a TDR. These loans have a total recorded investment as of September 30, 2011 of $279,570. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant. For the three months ended September 30, 2011 there were no loans that were modified that did not meet the definition of a TDR.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification.

Credit Quality Indicators:

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debts such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. This analysis is performed on a quarterly basis. The Company uses the following definitions for risk ratings:

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

The following table sets forth at September 30, 2011 and December 31, 2010, the aggregate carrying value of our assets categorized as Special Mention, Substandard and Doubtful according to asset type:

	At September 30, 2011
	Special			Not
	Mention	Substandard	Doubtful	Classified	Total

Commercial Loans:
Secured	$—	$—	$—	$1,428,301	$1,428,301
Unsecured	50,447	186,244	219,523	12,552,869	13,009,083
Commercial Real Estate	3,729,678	8,187,728	—	47,778,209	59,695,615
Residential Real Estate	—	2,257,715	—	109,899	2,367,614
Construction	—	797,500	—	3,922,500	4,720,000
Consumer	13,975	—	—	456,165	470,140
Other	7,827	—	—	642,153	649,980
Total loans	$3,801,927	$11,429,187	$219,523	$66,890,096	$82,340,733

	At December 31, 2010
	Special			Not
	Mention	Substandard	Doubtful	Classified	Total

Commercial Loans:
Secured	$—	$—	$—	$1,393,532	$1,393,532
Unsecured	459,160	37,706	—	12,427,512	12,924,378
Commercial Real Estate	4,250,511	5,623,816	—	48,330,269	58,204,596
Residential Real Estate	—	2,276,306	—	183,808	2,460,114
Construction	—	—	—	5,874,500	5,874,500
Consumer	18,117	—	—	515,743	533,860
Other	12,096	—	—	374,654	386,750
Total loans	$4,739,884	$7,937,828	$—	$69,100,018	$81,777,730

The activity in the allowance for loan losses, for the three and nine months ended September 30, 2011:

	Three Months	Nine Months
	Ended	Ended
	Sep. 30, 2011	Sep. 30, 2011
Beginning balance	$1,192,630	$1,277,220
Charge-offs:
Commercial Loans:
Unsecured	—	(185,054)
Consumer	—	—
Other	(1,942)	(1,942)
Total charge-offs	(1,942)	(186,996)
Recoveries:
Commercial Loans:
Unsecured	31,887	68,187
Commercial Real Estate	—	5,500
Consumer	—	164
Other	—	3,500
Total recoveries	31,887	77,351
Provision	90,000	145,000

Ending balance	$1,312,575	$1,312,575

The following table presents the balance in the allowance for loan losses and the recorded balance in loans, by portfolio segment, and based on impairment method as of September 30, 2011 and December 31, 2010:

September 30, 2011

	Commercial	Commercial		Commercial	Residential	Other
	Unsecured	Secured	Construction	Real Estate	Real Estate	Loans	Total

Allowance for loan losses:
Ending allowance balance attributable to loans
Individually evaluated for impairment	$141,287	$—	$—	$117,088	$—	$—	$258,375
Collectively evaluated for impairment	486,417	12,938	35,532	480,781	831	37,701	1,054,200
Total ending allowance balance	$627,704	$12,938	$35,532	$597,869	$831	$37,701	$1,312,575

Loans:
Individually evaluated for impairment	$405,767	$—	$797,500	$8,187,728	$2,257,715	$—	$11,648,710
Collectively evaluated for impairment	12,603,316	1,428,301	3,922,500	51,507,887	109,899	1,120,120	70,692,023
Total ending loans balance	$13,009,083	$1,428,301	$4,720,000	$59,695,615	$2,367,614	$1,120,120	$82,340,733

December 31, 2 010

	Commercial	Commercial		Commercial	Residential	Other
	Unsecured	Secured	Construction	Real Estate	Real Estate	Loans	Total

Allowance for loan losses:
Ending allowance balance attributable to loans
Individually evaluated for impairment	$7,541	$—	$—	$132,511	$1,717	$—	$141,769
Collectively evaluated for impairment	513,412	13,486	52,138	520,851	5,457	30,107	1,135,451
Total ending allowance balance	$520,953	$13,486	$52,138	$653,362	$7,174	$30,107	$1,277,220

Loans:
Individually evaluated for impairment	$37,706	$—	$—	$5,623,816	$2,276,306	$—	$7,937,828
Collectively evaluated for impairment	12,886,672	1,393,532	5,874,500	52,580,780	183,808	920,610	73,839,902
Total ending loans balance	$12,924,378	$1,393,532	$5,874,500	$58,204,596	$2,460,114	$920,610	$81,777,730

The following table presents the activity in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2011.

Three months ended September 30, 2 011

	Commercial	Commercial		Commercial	Residential	Other
	Unsecured	Secured	Construction	Real Estate	Real Estate	Loans	Total

Allowance for loan losses:
Beginning balance	$542,558	$11,701	$37,517	$564,952	$5,173	$30,729	$1,192,630
Provision for loan losses	53,259	1,237	(1,985)	32,917	(4,342)	8,914	90,000
Loans charged-off	—	—	—	—	—	(1,942)	(1,942)
Recoveries	31,887	—	—	—	—	—	31,887
Total ending allowance balance	$627,704	$12,938	$35,532	$597,869	$831	$37,701	$1,312,575

Nine months ended September 30, 20 11

	Commercial	Commercial		Commercial	Residential	Other
	Unsecured	Secured	Construction	Real Estate	Real Estate	Loans	Total

Allowance for loan losses:
Beginning balance	$520,953	$13,486	$52,138	$653,362	$7,174	$30,107	$1,277,220
Provision for loan losses	223,618	(548)	(16,606)	(60,993)	(6,343)	5,872	145,000
Loans charged-off	(185,054)	—	—	—	—	(1,942)	(186,996)
Recoveries	68,187	—	—	5,500	—	3,664	77,351
Total ending allowance balance	$627,704	$12,938	$35,532	$597,869	$831	$37,701	$1,312,575

Item 2
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition at September 30, 2011

Total assets were $245,376,094 at September 30, 2011, an increase of $10,122,395, or 4.3%, from December 31, 2010. The increase resulted from the investment of funds available to us as the result of an increase in deposits and retained earnings. The deposit increase was caused generally by our efforts to grow our franchise and specifically by the deposit increases at our branch offices. We invested these funds primarily in cash and cash equivalents. The principal changes resulting in the net increase in assets can be summarized as follows:

●	an $18,449,677 net increase in cash and cash equivalents
●	an $8,300,285 net decrease in investment securities available for sale.

In addition to these changes in major asset categories, we also experienced changes in other asset categories due to normal fluctuations in operations.

Our deposits (including escrow deposits) were $215,862,536 at September 30, 2011, an increase of $8,455,879 or 4.1%, from December 31, 2010 as a result of our active solicitation of retail deposits to increase funds for investment. The increase in deposits resulted from increases of $11,815,602 in non-interest demand deposits, $2,125,408 in savings accounts, $1,134,206 in time deposits, $446,903 in money market accounts, and $107,611 in escrow deposits partially offset by a decrease of $7,173,851 in NOW accounts.

Total stockholders’ equity was $27,641,640 at September 30, 2011, an increase of $1,596,784, or 6.13%, from December 31, 2010. The increase reflected: (i) $955,632 net increase in retained earnings due to net income of $1,281,783 for the nine months ended September 30, 2011 partially offset by $326,151 of dividends paid in 2011; (ii) an increase in the net unrealized gain on securities available for sale of $494,803; and (iii) a reduction of $126,809 in Unearned ESOP shares reflecting the gradual payment of the loan we made to fund the ESOP’s purchase of our stock.

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

2.
Securities brokers may not vote shares held in “street name” unless they receive instructions from their customers on the election of directors, executive compensation or any other significant matter, as determined by the SEC. This may increase our costs of holding annual stockholder meetings if it becomes necessary for us to retain the services of a proxy solicitor to increase shareholder participation in our meetings or to obtain approval of matters that the Board presents to stockholders. However, we did not experience any difficulties or additional expense related to this issue in connection with our 2011 annual meeting of stockholders.

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

4.
The law includes a number of changes to expand FDIC insurance coverage, as well as changes to the premiums banks must pay for insurance coverage, and the requirements applicable to the reserve ratio (the ratio of the deposit insurance fund to the amount of insured deposits). One important change is that, in the future, deposit insurance premiums we pay will be based upon total assets minus tangible capital, rather than based upon deposits. Since we do not use material borrowings to provide funds for asset growth, and we do not have material intangible assets that are excluded from capital such as goodwill, our share of the total deposit premiums paid by all banks appears to have declined. However, other factors, such as required replenishment of the current reserve fund, which must be increased to 1.35% of total insured deposits by September 30, 2020, as well as future failures of banks that may further deplete the fund, may result in an increase in our future deposit insurance premium. The FDIC must provide an offset for smaller banks negating the adverse effect of requiring a reserve ratio in excess of 1.15%, but reaching even the 1.15% ratio may require additional burdens on smaller banks. The FDIC approved final regulations implementing these changes on February 25, 2011, effective April 1, 2011. According to the FDIC, the substantial majority of banks will see reduced deposit insurance premiums as a result of the new rules. We believe that will be the case for us as long as all other relevant factors remain unchanged.

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

8.
The law creates a new federal agency – the Consumer Financial Protection Bureau (“Bureau”) – which has substantial authority to regulate consumer financial transactions, effective July 21, 2011. Our loans are primarily made to businesses rather than individual consumers, so the Bureau will not have a direct effect on many of our loan transactions. However, the Bureau also has authority to regulate other non-loan consumer transactions, such as deposits and electronic banking transactions. The implementation of new consumer regulations may increase our operating costs in a manner we cannot predict until regulations are adopted.

The Current Economic Turmoil

The economy in the United States, including the economy in Staten Island, was and may still be in a recession. Although some analysts report that the economy is recovering, the extent and speed of the recovery is far from clear and some analysts predict a darker road ahead. There is substantial stress on many financial institutions and financial products. The federal government has intervened by making hundreds of billions of dollars in capital contributions to the banking industry. We draw a substantial portion of our customer base from local businesses, especially those in the building trades and related industries, and we believe that there continue to be substantial weaknesses in the business economy in our market area. Our customers have been adversely affected by the economic downturn, and if adverse conditions in the local economy continue, it will become more difficult for us to conduct prudent and profitable business in our community.

Making permanent residential mortgage loans is not a material part of our business, and our investments in mortgage-backed securities and collateralized mortgage obligations have been made with a view towards avoiding the types of securities that are backed by low quality mortgage-related assets. However, one of the primary focuses of our local business is receiving deposits from, and making loans to, businesses involved in the construction and building trades industry on Staten Island. Construction loans represented a significant component of our loan portfolio, reaching 39.8% of total loans at year end 2005. As we monitored the economy and the strength of the local construction industry, we elected to reduce our portfolio of construction loans. By September 30, 2011, the percentage had declined to 5.7%. However, developers and builders provide not only a source of loans, but they also provide us with deposits and other business. If the weakness in the economy continues or worsens, then that could have a substantial adverse effect on our customers and potential customers, making it more difficult for us to find satisfactory loan opportunities and low-cost deposits. This could compel us to invest in lower yielding securities instead of higher-yielding loans and could also reduce low cost funding sources such as checking accounts and require that we replace them with higher cost deposits such as time deposits. Either or both of those shifts could reduce our net income.

Changes in FDIC Assessment Rates

The Bank is a member of the FDIC. As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the FDIC.

In the past three years, there have been many failures and near-failures among financial institutions. The number of FDIC-insured banks that have failed has increased, and the FDIC insurance fund reserve ratio, representing the ratio of the fund to the level of insured deposits, declined dramatically due to losses caused by bank failures. As a result, the FDIC increased its deposit insurance premiums on remaining institutions, including well-capitalized institutions like Victory State Bank, in order to replenish the insurance fund. If bank failures continue to occur, and more so if the level of failures increases, the FDIC insurance fund may further decline, and the FDIC would be required to continue to impose higher premiums on healthy banks. Thus, despite the prudent steps we may take to avoid the mistakes made by other banks, our costs of operations may increase as a result of those mistakes by others.

Our FDIC regular insurance premium was $41,218 in the third quarter of 2011 compared to $98,359 in the third quarter of 2010, a decrease of 58.1%. As required by The Dodd –Frank Wall Street Reform and Consumer Protection Law (the “Dodd-Frank” Act), the FDIC has recently revised its deposit insurance premium assessment rates. Our Bank, even though we are in the lowest regulatory risk category, is subject to an assessment rate between five (5) and nine (9) basis points per annum. In general, the rates are applied to our bank’s total assets less tangible capital, in contrast to the former rule which applied the assessment rate to our level of deposits.

The deposit insurance premium change and the special assessment have begun to replenish the fund created to pay the cost of resolving failed banks and the fund no longer has a negative balance. The Dodd-Frank Act requires that the FDIC must increase the ratio of the FDIC insurance fund to estimated total insured deposits to 1.35% by September 30, 2020. The FDIC believes that most banks will pay a lower total assessment under the new system than under the former system, and Victory State Bank has paid lower premiums under the new system than under the former system. However, if bank failures in the future exceed FDIC estimates, or other estimates that the FDIC makes turn out to be incorrect, and the losses to the insurance fund increase, the FDIC could be forced to increase insurance premiums. Such an increase would increase our non-interest expense.

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

Results of Operations for the Three Months Ended September 30, 2011 and September 30, 2010

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

General. We had net income of $422,288 for the quarter ended September 30, 2011, compared to net income of $506,861 for the comparable quarter in 2010. The principal categories which make up the 2011 net income are:

●	Interest income of $2,494,086
●	Reduced by interest expense of $210,382
●	Reduced by a provision for loan losses of $90,000
●	Increased by non-interest income of $602,505
●	Reduced by non-interest expense of $2,017,676
●	Reduced by income tax expense of $356,245

We discuss each of these categories individually and the reasons for the differences between the quarters ended September 30, 2011 and 2010 in the following paragraphs.

Interest Income. Interest income was $2,494,086 for the quarter ended September 30, 2011, compared to $2,598,016 for the quarter ended September 30, 2010, a decrease of $103,930, or 4.0%. The main reason for the decline was a 57 basis point decrease in the yield on investment securities, partially offset by a $1,989,150 increase in average balance of investment securities between the periods, which combined to cause a $149,851 decline in interest income on investment securities. Interest income on loans increased by $45,392, due to the collection of interest of $103,881 on a non-accrual loan, partially offset by a reversal of $40,438 of accrued but uncollected interest income on loans that we categorized as non-accrual in the third quarter and a 38 basis point decrease in average yield from the third quarter of 2010 to the third quarter of 2011.

We had a $3,025,521 increase in average balance of loans, which partially offset a 38 basis point decrease in the average yield, on loans, from 7.43% to 7.05%, from the quarter ended September 30, 2010 to the quarter ended September 30, 2011. The increase in the average balance was the result of our efforts to increase our loan portfolio. The average balance of non-accrual loans increased by $1.3 million from the third quarter of 2010 to the third quarter of 2011, the balance of non-accrual loans for which we received interest and recognized it on a cash basis decreased by $2.4 million in that period. This shift in non-accrual loans was the principal cause to the 38 basis point drop in our average loan yield. Substantially all of the new non-accrual loans are secured by mortgages on real estate located on Staten Island. Interest rate floors on most of our loans have helped to stabilize interest income from the loan portfolio, but these floors will have the effect of limiting increases in our income until the prime rate rises above 6%.

We experienced a 57 basis point decrease in the average yield on our investment securities portfolio, from 3.75% to 3.18%. The average balance of our investment portfolio increased by $1,989,150, or 1.7%, between the periods. The investment securities portfolio represented 75.7% of average non-loan interest earning assets in the 2011 period compared to 73.8% in the 2010 period.

The average yield on other interest earning assets (principally overnight investments) increased 2 basis points from 0.16% for the quarter ended September 30, 2010 to 0.18% for the quarter ended September 30, 2011, partially offset by a decrease in average balance of other interest earning assets of $3,366,167 from the quarter ended September 30, 2010 to the quarter ended September 30, 2011.

Interest Expense. Interest expense was $210,382 for the quarter ended September 30, 2011, compared to $249,476 for the quarter ended September 30, 2010, a decrease of $39,094 or 15.7%. The decrease was primarily the result of a reduction in the rates we paid on deposits, principally on NOW and time account deposits. There was a 19 basis point decrease in the cost of NOW account deposits between the periods, and an 8 basis point decrease in the cost of time deposits, due to the continuing low market interest rates. As a result, our average cost of funds, excluding the effect of interest-free demand deposits, decreased to 0.61% from 0.68% between the periods.

Net Interest Income Before Provision for Loan Losses. Net interest income before the provision for loan losses was $2,283,704 for the quarter ended September 30, 2011, compared to $2,348,540 for the quarter ended September 30, 2010, a decrease of $64,836, or 2.7%. The decrease was primarily because the reduction in our interest income was greater than the reduction in our cost of funds when comparing the quarter ended September 30, 2011 to the same period ended 2010. The average yield on interest earning assets declined by 32 basis points, while the average cost of funds declined by 7 basis points. The decline in average yield resulted when we were required to reinvest the proceeds from payments on investment securities at lower rates because of the continuation of low market interest rates. Also contributing to the decline in average yield was the 38 basis point decrease in the average yield on loans, our highest earning asset, as we experienced an increase in non-performing loans. Interest rate floors on our loans have helped to stabilize interest income from the loan portfolio, but these floors also have the effect of limiting increases in our income when market rates increase until the prime rate rises above 6%. The 7 basis point decline in the cost of funds was driven principally by the 19 basis point drop in the cost of NOW account deposits and the 8 basis point drop in the cost of time deposits. Overall, our interest rate spread declined 25 basis points, from 3.69% to 3.44% between the periods.

Our net interest margin decreased to 3.70% for the quarter ended September 30, 2011 from 3.95% in the same period of 2010. The interest rate margin decreased for substantially the same reasons as the decrease in our interest rate spread. The margin is higher than the spread because it takes into account the effect of interest free demand deposits and capital.

Provision for Loan Losses. We took a provision for loan losses of $90,000 for the quarter ended September 30, 2011 compared to a provision for loan losses of $15,000 for the quarter ended September 30, 2010. The $75,000 increase in the provision was a result of our evaluation of our loan portfolio. We use the following framework to evaluate the appropriateness of our allowance for loan losses. We conduct a loan by loan evaluation of inherent losses in all non-performing or classified loans and we conduct a collective analysis of homogenous groups of performing loans to estimate inherent losses in those loans on a group by group basis. Our individual evaluation of non-performing mortgage loans, which represent most of our non-performing loans, is based primarily upon updated appraisals. Our evaluation of homogenous groups of performing loans takes into account historical charge off rates we have experienced, as adjusted for pertinent current factors that may affect the extent to which we should rely upon our charge off history.

We experienced an increase of $2,046,085 in non-performing loans from $6,459,626 at September 30, 2010 to $8,505,711 at September 30, 2011. Most of those loans are secured by real estate. We individually evaluated the non-performing mortgage loans based primarily upon updated appraisals as part of our analysis of the appropriate level of our allowance for loan and lease losses. We had charge-offs of $1,942 for the quarter ended September 30, 2011 as compared to $6,426 for the quarter ended September 30, 2010. We also had recoveries (which are added back to the allowance for loan losses) of $31,877 for the quarter ended September 30, 2011 as compared to $23,484 in the third quarter of 2010. After increasing the provision for loan losses in the third quarter of 2011 compared to the third quarter of 2010, and considering other matters that increased or decreased the allowance, we determined that the level of our allowance at September 30, 2011 was appropriate to address inherent losses. We are aggressively collecting charged-off loans in an effort to recover the amounts charged off whenever we believe that collection efforts are likely to be fruitful.

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

Although management uses available information to assess the appropriateness of the allowance on a quarterly basis in consultation with outside advisors and the board of directors, changes in national or local economic conditions, the circumstances of individual borrowers, or other factors, may change, increasing the level of problem loans and requiring an increase in the level of the allowance. Overall, our allowance for loan losses increased from $1,246,245 or 1.57% of total loans, at September 30, 2010 to $1,312,575 or 1.59% of total loans, at September 30, 2011. There can be no assurance that a higher level, or a higher provision for loan losses, will not be necessary in the future.

Non-interest Income. Non-interest income was $602,505 for the quarter ended September 30, 2011, compared to $635,875 during the same period last year. The $33,370, or 5.3%, decrease in non-interest income was primarily the result of a $26,472 decrease in service charges on deposits. Service charges on deposits consist mainly of insufficient fund fees, which are inherently volatile, and are based upon the number of items being presented for payment against insufficient funds.

Non-interest Expense. Non-interest expense was $2,017,676 for the quarter ended September 30, 2011, compared to $2,035,025 for the quarter ended September 30, 2010, a decrease of $17,349 or 0.9%. The principal shifts in the individual categories were:

●	a $50,500 decrease in FDIC and NYSBD assessments due to the reduction in the FDIC assessment rate;
●	a $30,245 decrease in salaries and benefits due to a slight reduction in staff, partially offset by;
●	a $44,932 increase in occupancy expenses due to remediation costs at a branch that flooded during Hurricane Irene and
●	a $15,019 increase in other expenses due to increased costs.

In addition to these changes, we also experienced changes in the various other non-interest expenses categories due to normal fluctuations in operations.

Income Tax Expense. Income tax expense was $356,245 for the quarter ended September 30, 2011, compared to income tax expense of $427,529 for the same period ended 2010. Our effective tax rate for the quarter ended September 30, 2011 was 45.8% and for the quarter ended September 30, 2010 was 45.8%.

Results of Operations for the Nine Months Ended September 30, 2011 and September 30, 2010

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

General. We had net income of $1,281,783 for the nine months ended September 30, 2011, compared to net income of $1,401,459 for the comparable period in 2010. The principal categories which make up the 2011 net income are:

●	Interest income of $7,349,585
●	Reduced by interest expense of $653,499
●	Reduced by a provision for loan losses of $145,000
●	Increased by non-interest income of $1,833,501
●	Reduced by non-interest expense of $6,021,744
●	Reduced by income tax expense of $1,081,060

We discuss each of these categories individually and the reasons for the differences between the nine months ended September 30, 2011 and 2010 in the following paragraphs.

Interest Income. Interest income was $7,349,585 for the nine months ended September 30, 2011, compared to $7,748,647 for the nine months ended September 30, 2010, a decrease of $399,062, or 5.2%. The main reason for the decline was a 60 basis point decrease in the yield on investment securities, partially offset by a $3,601,685 increase in average balance between the periods, which combined to cause a $425,666 decline in interest income on investment securities. Interest income on loans increased by $24,224.

The $24,224 increase in interest income from loans was a result of a $2.7 million increase in the average loan balance, an increase of $123,588 in interest income on loans categorized as non-accrual but which was collected on a cash basis, partially offset by a 25 basis point decrease in the average loan yield. The increase in the average balance was the result of our efforts to increase our loan portfolio. The interest rate floors on our loans have helped to stabilize interest income from the loan portfolio, but these floors will have the effect of limiting increases in our income until the prime rate rises above 6%.

We experienced a 60 basis point decrease in the average yield on our investment securities portfolio, from 3.93% to 3.33%, due to the purchase of new investment securities at lower market rates than the yields on the principal paydowns we received. The average balance of our investment portfolio increased by $3,601,685, or 3.1%, between the periods. The investment securities portfolio represented 77.9% of average non-loan interest earning assets in the 2011 period compared to 75.2% in the 2010 period as we were able to purchase additional investment securities with available cash.

The average yield on other interest earning assets (principally overnight investments) increased 3 basis points from 0.14% for the nine months ended September 30, 2010 to 0.17% for the nine months ended September 30, 2011, partially offset by a decrease in average balance of other interest earning assets of $4,345,236 from the nine months ended September 30, 2010 to the nine months ended September 30, 2011 as we elected to invest available funds in higher yielding loans and investment securities.

Interest Expense. Interest expense was $653,499 for the nine months ended September 30, 2011, compared to $787,179 for the nine months ended September 30, 2010, a decrease of $133,680 or 17.0%. The decrease was primarily the result of a reduction in the rates we paid on deposits, principally on time deposits, reflecting a 15 basis point decrease in the cost of time deposits and a 13 basis point drop in the cost of now account deposits between the periods, due to the continuing low market interest rates. With market rates remaining at very low levels, customer time deposits continue to be renewed or replaced with new deposits at lower rates. As a result, our average cost of funds, excluding the effect of interest-free demand deposits, decreased to 0.63% from 0.73% between the periods.

Net Interest Income Before Provision for Loan Losses. Net interest income before the provision for loan losses was $6,696,086 for the nine months ended September 30, 2011, compared to $6,961,468 for the nine months ended September 30, 2010, a decrease of $265,382, or 3.8%. The decrease was primarily because the reduction in our interest income was greater than the reduction in our cost of funds when comparing the nine months ended September 30, 2011 to the same period ended 2010. The average yield on interest earning assets declined by 28 basis points, while the average cost of funds declined by 10 basis points. The reduction in the yield on assets was principally due to the 60 basis point drop in the yield on investment securities, as new securities were purchased at market rates significantly below the rates on securities repaid or matured and a 38 basis point drop in the yield on loans, as average non-performing loans increased between the periods. The decline in the cost of funds was driven principally by the 15 basis point drop in the cost of time deposits and a 13 basis point drop in the cost of NOW account deposits. Overall, our interest rate spread declined 18 basis points, from 3.74% to 3.56% between the periods.

Our net interest margin decreased to 3.81% for the nine months ended September 30, 2011 from 4.01% in the same period of 2010. The interest rate margin decreased when we reinvested the proceeds from payments on investment securities at lower rates because of the continued decline in market interest rates. The margin is higher than the spread because it takes into account the effect of interest free demand deposits and capital.

Provision for Loan Losses. We took a provision for loan losses of $145,000 for the nine months ended September 30, 2011 compared to a provision for loan losses of $125,000 for the nine months ended September 30, 2010. The $20,000 increase in the provision was a result of our evaluation of our loan portfolio. We use the following framework to evaluate the appropriateness of our allowance for loan losses. We conduct a loan by loan evaluation of inherent losses in all non-performing or classified loans and we conduct a collective analysis of homogenous groups of performing loans to estimate inherent losses in those loans on a group by group basis. Our individual evaluation of non-performing mortgage loans, which represent most of our non-performing loans, is based primarily upon updated appraisals. Our evaluation of homogenous groups of performing loans takes into account historical charge off rates we have experienced, as adjusted for pertinent current factors that may affect the extent to which we should rely upon our charge off history.

We experienced an increase of $2,046,085 in non-performing loans from $6,459,626 at September 30, 2010 to $8,505,711 at September 30, 2011. Most of those loans are secured by real estate. We individually evaluated the non-performing mortgage loans based primarily upon updated appraisals as part of our analysis of the appropriate level of our allowance for loan and lease losses. We had charge-offs of $186,997 for the nine months ended September 30, 2011 as compared to charge-offs of $22,712 for the nine months ended September 30, 2010. We also had recoveries (which are added back to the allowance for loan losses) of $77,352 for the nine months ended September 30, 2011 as compared to $80,503 in the same period of 2010. After increasing the provision for loan losses in the first nine months of third quarter of 2011 compared to the same period in 2010, and considering other matters that increased or decreased the allowance, we determined that the level of our allowance at September 30, 2011 was appropriate to address inherent losses. We are aggressively collecting charged-off loans in an effort to recover the amounts charged off whenever we believe that collection efforts are likely to be fruitful.

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

Although management uses available information to assess the appropriateness of the allowance on a quarterly basis in consultation with outside advisors and the board of directors, changes in national or local economic conditions, the circumstances of individual borrowers, or other factors, may change, increasing the level of problem loans and requiring an increase in the level of the allowance. Overall, our allowance for loan losses increased from $1,246,245 or 1.57% of total loans, at September 30, 2010 to $1,312,575 or 1.59% of total loans, at September 30, 2011. There can be no assurance that a higher level, or a higher provision for loan losses, will not be necessary in the future.

Non-interest Income. Non-interest income was $1,833,501 for the nine months ended September 30, 2011, compared to $1,859,060 during the same period last year. The $25,559, or 1.4%, decrease in non-interest income was a direct result of a $59,807 decrease in service charges on deposits, partially offset by a $30,509 increase in other income. Service charges on deposits consist mainly of insufficient fund fees, which are inherently volatile, and are based upon the number of items being presented for payment against insufficient funds.

Non-interest Expense. Non-interest expense was $6,021,744 for the nine months ended September 30, 2011, compared to $6,112,081 for the nine months ended September 30, 2010, a decrease of $90,337 or 1.5%. The principal shifts in the individual categories were:

●	a $110,00 decrease in FDIC and NYSBD assessments due to the reduction in the FDIC assessment rate;
●	a $73,229 decrease in legal expense due to a recovery of legal fees previously expensed on a settled lawsuit, partially offset by
●	a $57,764 increase in occupancy expenses due to remediation costs at a branch that flooded during Hurricane Irene, and
●	a $23,551 increase in professional fees due to use of an independent contractor.

In addition to these changes, we also experienced changes in the various other non-interest expenses categories due to normal fluctuations in operations.

Income Tax Expense. Income tax expense was $1,081,060 for the nine months ended September 30, 2011, compared to income tax expense of $1,181,988 for the same period ended 2010. Our effective tax rate for the nine months ended September 30, 2011 was 45.8% and for the nine months ended September 30, 2010 was 45.8%.

VSB Bancorp, Inc.
Consolidated Average Balance Sheets
(unaudited)

	Three Months Ended September 30, 2011				Three Months Ended September 30, 2010				Nine Months Ended September 30, 2011				Nine Months Ended September 30, 2010
	Average			Yield/	Average			Yield/	Average			Yield/	Average			Yield/
	Balance		Interest	Cost	Balance		Interest	Cost	Balance		Interest	Cost	Balance		Interest	Cost

Assets:
Interest-earning assets:
Loans receivable	$82,317,334		$1,537,598	7.05%	$79,291,813		$1,492,206	7.43%	$81,769,965		$4,357,917	7.07%	$79,090,898		$4,333,693	7.32%
Investment securities, afs	117,174,800		939,250	3.18	115,185,650		1,089,101	3.75	118,329,680		2,949,689	3.33	114,727,995		3,375,355	3.93
Other interest-earning assets	37,525,965		17,238	0.18	40,892,132		16,709	0.16	33,600,969		41,979	0.17	37,946,205		39,599	0.14
Total interest-earning assets	237,018,099		2,494,086	4.05	235,369,595		2,598,016	4.37	233,700,614		7,349,585	4.19	231,765,098		7,748,647	4.47

Non-interest earning assets	6,523,333				8,373,191				6,809,926				8,752,172
Total assets	$243,541,432				$243,742,786				$240,510,540				$240,517,270

Liabilities and equity:
Interest-bearing liabilities:
Savings accounts	$17,213,314		11,508	0.27	$15,380,086		11,978	0.31	$16,788,227		37,482	0.30	$15,337,351		35,567	0.31
Time accounts	63,961,120		120,669	0.75	65,295,545		136,333	0.83	63,709,504		361,060	0.76	65,229,271		444,343	0.91
Money market accounts	27,948,058		59,240	0.84	26,947,870		58,250	0.86	28,178,819		179,720	0.85	28,254,099		183,754	0.87
Now accounts	27,625,974		18,965	0.27	37,233,822		42,915	0.46	29,526,174		75,237	0.34	35,182,199		123,515	0.47
Total interest-bearing liabilities	136,748,466		210,382	0.61	144,857,323		249,476	0.68	138,202,724		653,499	0.63	144,002,920		787,179	0.73
Checking accounts	77,104,389				69,702,483				73,334,580				68,288,162
Escrow deposits	326,038				375,319				366,416				424,378
Total deposits	214,178,893				214,935,125				211,903,720				212,715,460
Other liabilities	1,860,120				2,338,998				1,827,782				2,092,069
Total liabilities	216,039,013				217,274,123				213,731,502				214,807,529
Equity	27,502,419				26,468,663				26,779,038				25,709,741
Total liabilities and equity	$243,541,432				$243,742,786				$240,510,540				$240,517,270

Net interest income/net interest rate spread			$2,283,704	3.44%			$2,348,540	3.69%			$6,696,086	3.56%			$6,961,468	3.74%

Net interest earning assets/net interest margin	$100,269,633			3.70%	$90,512,272			3.95%	$95,497,890			3.81%	$87,762,178			4.01%

Ratio of interest-earning assets to interest-bearing liabilities	1.73	x			1.62	x			1.69	x			1.61	x

Return on Average Assets (1)	0.62%				0.82%				0.70%				0.78%
Return on Average Equity (1)	5.50%				7.54%				6.32%				7.28%
Tangible Equity to Total Assets	11.27%				10.91%				11.27%				10.91%

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

During the nine months ended September 30, 2011, we had a net increase in total deposits of $8,455,879 due to increases of $11,815,602 in non-interest demand deposits, $2,125,408 in savings accounts, $1,134,206 in time deposits, $446,903 in money market accounts, and $107,611 in escrow deposits partially offset by a decrease of $7,173,851 in NOW accounts. These are all what are commonly known as “retail” deposits that we obtain through the efforts of our branch network rather than “wholesale” deposits that some banks obtain from deposit brokers. We also received proceeds from repayment of investment securities of $24,605,813. We used $15,614,398 of available funds to purchase new investment securities and we had a net loan increase of $543,300. These changes resulted in an overall increase in cash and cash equivalents of $18,449,677.

In contrast, during the nine months ended September 30, 2010, we had a net increase in total deposits of $2,753,616 due to increases of $4,033,721 in NOW accounts, $797,600 in time deposits, $211,767 in savings accounts, $39,482 in escrow deposits and $7,908 in non-interest demand deposits, partially offset by a decrease of $2,336,862 in money market accounts. These are all “retail” deposits rather than “wholesale” deposits. We also received proceeds from repayment of investment securities of $27,560,762. We used $24,633,330 of available funds to purchase new investment securities and we had a net loan decrease of $21,852. These changes resulted in an overall increase in cash and cash equivalents of $8,455,330.

At September 30, 2011, cash and cash equivalents represented 19.2% of total assets. We have increased our cash and cash equivalents to help buffer the adverse effects of potential, future rising interest rates. We anticipate, based upon historical experience that these funds, combined with cash inflows we anticipate from payments on our loan and investment securities portfolios, will be sufficient to fund loan growth and unanticipated deposit outflows. As noted above, the federal legal prohibition on paying interest on demand deposit accounts has been repealed effective July 2011. Depending upon competitive pressures, we may need to implement interest-paying business checking in order to maintain demand deposits at historical levels or to increase such deposits.

As a secondary source of liquidity, at September 30, 2011 we had $113.0 million of investment securities classified available for sale. The disposition of these securities prior to maturity is an option available to us in the event, which we believe is unlikely, that our primary sources of liquidity and expected cash flows are insufficient to meet our need for funds. Additionally, we have the ability to borrow funds at the Federal Home Loan Bank of New York and the Federal Reserve Bank of New York using securities in our investment portfolio as collateral if the need arises. Based upon our assets size and the amount of our securities portfolio that qualifies as eligible collateral, we had more than $73.8 million of unused borrowing capability from the FHLBNY at September 30, 2011. Victory State Bank also has a $2 million unsecured credit facility with Atlantic Central Bankers Bank, which the Bank has not drawn upon. We do not anticipate a need for additional capital resources and do not expect to raise funds through a stock offering in the near future. We have sufficient resources to allow us to continue to make loans as appropriate opportunities arise without having to rely on government funds to support our lending activities.

Victory State Bank satisfied all capital ratio requirements of the Federal Deposit Insurance Corporation at September 30, 2011, with a Tier I Leverage Capital ratio of 10.45%, a Tier I Capital to Risk-Weighted Assets ratio of 27.12%, and a Total Capital to Risk-Weighted Assets ratio of 28.38%.

VSB Bancorp, Inc. satisfied all capital ratio requirements of the Federal Reserve at September 30, 2011, with a Tier I Leverage Capital ratio of 10.56%, a Tier I Capital to Risk-Weighted Assets ratio of 27.48%, and a Total Capital to Risk-Weighted Assets ratio of 28.73%.

The following table sets forth our contractual obligations and commitments for future lease payments, time deposit maturities and loan commitments.

Contractual Obligations and Commitments at September 30, 2011

Contractual Obligations	Payment due by Period
	Less than	One to three	Four to five	After	Total Amounts
	One Year	years	years	five years	committed

Minimum annual rental payments under non-cancelable operating leases	$418,810	$823,409	$693,472	$8 05,626	$2,741,317
Remaining contractual maturities of time deposits	57,773,408	2,756,578	4,249,183	—	64,779,169
Total contractual cash obligations	$58,192,218	$3,579,987	$4,942,655	$8 05,626	$67,520,486

Other commitments	Amount of Commitment Expiration by Period
	Less than	One to three	Four to five	After	Total Amounts
	One Year	years	years	five years	committed

Loan commitments	$19,168,587	$2,767,350	$115,000	$—	$22,050,937

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

Non-Performing Loans

Management closely monitors non-performing loans and other assets with potential problems on a regular basis. We had twenty five non-performing loans, totaling $8,505,711 at September 30, 2011, compared to seventeen non-performing loans, totaling $6,378,293 at December 31, 2010. Non-performing loans totaled 10.33% of total loans at September 30, 2011 compared to7.80% at December 31, 2010. We believe that the increase in non-performing loans during the first nine months of 2011 results from continuing weaknesses in the local economy that have increased the financial stress on some of our borrowers. We have always followed a hands-on approach to dealing with our past due borrowers that we believe is sufficiently aggressive to maximize recovery.

As noted in the discussion below regarding specific loans, many of our non-performing loans are secured by real estate, and thus we expect substantial if not complete recovery of the loan amount. However, it is inevitable that we will experience some charge-offs of non-performing loans. All of the loans discussed individually below were evaluated separately for impairment under ASC 310 and we have included a component of our allowance for loan and lease losses representing our measurement of the impairment on those loans. However, the process by which we estimate the potential loss on those loans is necessarily imprecise and subject to changing future events, facts that may be unknown to us, and other uncertainties. Thus, although we believe that our allowance for loan losses is appropriate to address the weaknesses in those loans, we may be required to increase our provision for loan losses in the future if actual impairment exceeds our expectations.

The following is information about the fourteen largest non-performing loan relationships, totaling $7,201,716, or 84.7% of our non-performing loans, by outstanding principal balance at September 30, 2011. Management believes it has taken appropriate steps with a view towards maximizing recovery and minimizing loss, if any, on these loans.

●
$2,200,000 in two residential mortgage loans. We previously had a modified repayment arrangements with the borrowers, which expired, and we have confessions of judgment. The loan is secured by a first mortgage and second mortgage on a residential property and first mortgages on two commercial properties, all in Staten Island. We commenced foreclosure proceedings and then entered into an agreement with the borrower pursuant to which the borrower made a substantial upfront payment and is now making monthly payments. The foreclosure action remains pending but is held in abeyance.

●
$1,679,921 in two commercial real estate loans, one co-op loan and one personal loan. The real estate loans are secured by a first mortgage and second mortgage on property in Staten Island and Queens. The loans are guaranteed personally by the principals of the borrower. The loans have been sent to our attorney to commence collection and foreclosure proceedings.

●
$1,408,537 in two commercial real estate loans. The loans are secured by a first mortgage and second mortgage on two pieces of real estate in Staten Island. The loans are guaranteed by the principal and we also have a security interest in the medical business that occupies one of the properties. We are pursuing collection efforts and have received progress payments from the borrower, so legal action has not been commenced.

●
$672,500 in two commercial real estate loans and a construction loan to a local business. The loans are secured by a first, second and third mortgage on real estate collateral. The loans are guaranteed by the principal. We have commenced foreclosure proceedings. There is a contract of sale for part of the mortgaged property, which is scheduled to close in early 2012. If the sale closes, the net proceeds are expected to repay substantially all of the loans, leaving us with the remaining real estate collateral for what we expect to be a loan balance of less than $100,000.

●
$499,000 in a loan to a local restaurant, which is secured by a first mortgage and a second mortgage on commercial real estate collateral. The loan is also secured by the personal guaranties of the principals and we have a security interest in the business. We have commenced foreclosure proceedings.

●
$400,000 in a construction loan to a local business. Due to disagreements among the partners, the loan was not repaid at maturity and was not timely extended. Prior to the end of the quarter, the borrower agreed to the terms of an extension, but since the loan was then 90 days past maturity, we categorized it as non-accrual and non-performing. The borrower had continued to make monthly payments as though the loan had been extended and the extension documents were signed after September 30, 2011.

●
$341,758 in a loan to a local business in which we are a participant in the loan with another bank. We are not the lead lender. The loan was secured by a first mortgage on a commercial building in New Jersey, a security interest in the business, and the personal guaranties of the principals. The lead lender commenced a foreclosure action. A foreclosure sale was scheduled for October 12, 2011. After the end of the third quarter, the lead lender bought in the property at the sale for itself and for us as a participant. The property is being marketed for sale.

From time to time, the Bank will enter into agreements with borrowers to modify the terms of their loans when we believe that a modification will maximize our recovery. In most cases, we do not agree to reduce the rate of interest or forgive the repayment of principal when we agree to loan modification, and we did not do so in any of the modifications described above. Instead, we seek to modify terms on an interim basis to allow the borrower to reduce payments for a short duration and thus give the borrower an opportunity to get back on its feet. We prefer to develop repayment plans for our borrowers that provide them with cash flow relief while requiring that they ultimately pay all amounts that they owe. However, we are not adverse to commencing legal action to foreclose on mortgages or obtain personal judgments against obligors when we perceive that as the appropriate strategy. Unfortunately, in recent years, many courts have taken a very pro-borrower stance in foreclosure actions, which has resulted in delays in our ability to realize upon real estate collateral.

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

Item 4 –Controls and Procedures

Evaluation of Disclosure Controls and Procedures: As of September 30, 2011, we undertook an evaluation of our disclosure controls and procedures under the supervision and with the participation of Raffaele M. Branca, President and CEO and Jonathan B. Lipschitz, Vice President and Controller. Disclosure controls are the systems and procedures we use that are designed to ensure that information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934 (such as annual reports on Form 10-K and quarterly periodic reports on Form 10-Q) is recorded, processed, summarized and reported, in a manner which will allow senior management to make timely decisions on the public disclosure of that information. Mr. Branca and Mr. Lipschitz concluded that our current disclosure controls and procedures are effective in ensuring that such information is (i) collected and communicated to senior management in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Since our last evaluation of our disclosure controls, we have not made any significant changes in, or taken corrective actions regarding, either our internal controls or other factors that could significantly affect those controls.

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

VSB Bancorp, Inc.

Date: November 8, 2011	/s/ Raffaele M. Branca
Raffaele M. Branca
President, CEO and Principal Executive Officer

Date: November 8, 2011	/s/ Jonathan B. Lipschitz
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