Form 10-K
period 2011-12-31
VSB BANCORP INC
filed 2012-03-26
CIK 1225874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

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

(718) 979-1100

Issuer’s telephone number

Common Stock

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act: Yes  ☐   No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes   ☐   No   ☒

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

Large Accelerated Filer   ☐   Accelerated Filer   ☐   Non-Accelerated Filer   ☐   Smaller Reporting Company   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes   ☐   No   ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2011 was $15,859,406.

Number of shares of the registrant’s common stock outstanding as of March 9, 2012: 1,787,809 shares.

Documents incorporated by reference:

Portions of the registrant’s definitive proxy statement filed on or about March 26, 2012 into Part III of this Form 10-K.

Forward-Looking Statements

When used in this periodic report , or in any written or oral statement made by us or our officers, directors or employees, the words and phrases “will result,” “expect,” “will continue,” “anticipate,” “estimate,” “project,” or similar terms are intended to identify “forward-looking statements.” A variety of factors could cause our actual results and experiences to differ materially from the anticipated results or other expectations expressed in any forward-looking statements. Some of the risks and uncertainties that may affect our operations, performance, development, and results, the interest rate sensitivity of our assets and liabilities, and the adequacy of our loan loss allowance, include, but are not limited to:

•	deterioration in local, regional, national or global economic conditions which could result in, among other things, an increase in loan delinquencies, a decrease in property values, or a change in the real estate turnover rate;
•	changes in market interest rates or changes in the speed at which market interest rates change;
•	increases in inflation;
•	technology changes requiring additional capital investment;
•	breaches of security or other criminal acts affecting our operations;
•	changes in laws and regulations affecting the financial service industry;
•	changes in accounting rules;
•	changes in the public’s perception of financial institutions in general and banks in particular;
•	changes in borrowers’ attitudes towards their moral and legal obligations to repay their debts;
•	the health and soundness of other financial institutions;
•	changes in the securities or real estate markets;
•	weather, geologic or climatic conditions;
•	changes in government monetary or fiscal policy or other government political changes;
•	changes in competition; and
•	changes in consumer preferences by our customers or the customers of our business borrowers.

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

Victory State Bank

Victory State Bank is a New York State chartered commercial bank, founded in November 1997. The Bank is supervised by the New York State Department of Financial Services (“NYSDFS”) and the Federal Deposit Insurance Corporation (“FDIC”). The Bank’s principal business has been and continues to be attracting commercial deposits from primarily the general public and investing those deposits, together with funds generated from operations and repayments on existing investments, primarily in loans for business purposes and investment securities. The Bank's revenues are derived principally from interest on our commercial loan and investment securities portfolios. The Bank's primary sources of funds are deposits and principal and interest payments on loans and investment securities.

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

Staten Island’s population grew to 468,730 in 2010 from 443,728 in 2000, an increase of 5.6%. Although this rate of increase is substantially less than the 17% population increase from 1990 to 2000, it was still greater than the population growth of New York State as a whole, which was 2.1% from 2000 to 2010. The census data also reflects the aging of the Staten Island population, with the 45 to 64 year age group increasing from 19.8% in 1990 to 23.4% in 2000 and to 27.8% in 2010. The largest age group continued to be the 20 to 44 age group, at 33.7% of total population in 2010, down from 37.0% in 2000.

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

Median household income increased to $71,084 from $54,057 during the decade of 2000 to 2010. Per capita income in 2010 was $30,843 in Staten Island, slightly lower than $30,948, the per capita income of New York State. Households in Staten Island that had household income of more than $75,000 was 15.1% in 2009 according to City-data.com. These income levels compare favorably with the national household median of $51,914 and the national per capita median of $27,334. The Census Department has not published comparable data for recent years, but management believes that median household income continues to be strong and that these income levels in Staten Island provide satisfactory support for personal home ownership, in turn supporting the home building industry, which is a major industry focus for Victory State Bank. However, recent economic disruption will have an adverse effect on local income levels because of increased unemployment, a reduction in wage increases, and possible wage reductions for employed persons. Although according to the United States Bureau of Labor Statistics, the unemployment rate in Staten Island and the New York metro area is below the national average, the unemployment rate has stabilized in the past year and may increase in the future as financial service firms and public sector employers report continuing layoffs.

The median sales price of existing single family homes on Staten Island increased from 2000 through approximately 2006, and then began a decline that corresponded to the decline in housing values nationwide . According to the New York State Association of Realtors, the median priceon Staten Island increased from $211,000 in 2000 to $390,000 in 2010. According to a report by the Center for an Urban Future, this means that the cost of a single family home on Staten Island is now out of reach to many middle-class families. As the population grew during the 1990s, total housing units increased as well, to 163,993 in 2000, as compared to 139,726 in 1990, an increase of 17.4%. However, perhaps confirming the reduction in affordability to the middle class, the growth in housing units has slowed, with an estimated 176,656 housing units in 2010, an increase of 7.7% since April 1, 2000. This slower growth presents challenges to management because of our focus on the home building industry and related sectors of the local economy.

The decline in the residential housing market in the past few years creates problems faced by Staten Island, its residents and its businesses. According to Zillow.com, a real estate information service, the estimated median home value has decreased 4.0% in the past year. The overall home values are still substantially lower than in 2007. The Center for an Urban Future report already noted an increase in foreclosures on Staten Island during 2006 which exceeded the increase in the rest of New York City. The decline in the price of homes and the economic downturn may accelerate this increase in foreclosed properties, which could exacerbate the decline in real estate values.

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

Making permanent residential mortgage loans is not a material part of our business, and our investments in mortgage-backed securities and collateralized mortgage obligations have been made with a view towards avoiding the types of securities that are backed by low quality mortgage-related assets. However, one of the primary focuses of our local business is receiving deposits from, and making loans to, businesses involved in the construction and building trades industry on Staten Island. Construction loans represented a significant component of our loan portfolio, reaching 39.8% of total loans at year end 2005. As we monitored the economy and the strength of the local construction industry, we elected to reduce our portfolio of construction loans. By December 31, 2011, the percentage had declined to 5.6%. However, developers and builders provide not only a source of loans, but they also provide us with deposits and other business. If the weakness in the economy continues or worsens, then that could have a substantial adverse effect on our customers and potential customers, making it more difficult for us to find satisfactory loan opportunities and low-cost deposits. This could compel us to invest in lower yielding securities instead of higher-yielding loans and could also reduce low cost funding sources such as checking accounts and require that we replace them with higher cost deposits such as time deposits. Either or both of those shifts could reduce our net income.

Fluctuations in interest rates could have an adverse effect on our profitability. Our principal source of income is the difference between the interest income we earn on interest-earning assets, such as loans and securities, and our cost of funds, principally interest paid on deposits. These rates of interest change from time to time, depending upon a number of factors, including general market interest rates. However, the frequency of the changes varies among different types of assets and liabilities. For example, for a five-year loan with an interest rate based upon the prime rate, the interest rate may change every time the prime rate changes. In contrast, the rate of interest we pay on a five-year certificate of deposit adjusts only every five years, based upon changes in market interest rates.

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

When market interest rates begin increasing, which we expect will occur at some point in the future, we anticipate an initial adverse effect on our net income. We anticipate that this will occur because our deposit rates should begin to rise, while loan yields remain relatively steady until the prime rate increases sufficiently that our loans begin to reprice above their interest rate floors. For most of our prime-rate based loans, this will not occur until the prime rate increases above 6%. Once our loan rates exceed the interest rate floors, increases in market interest rates should increase our net interest income because our cost of deposits should probably increase more slowly than the yields on our loans. However, customer preferences and competitive pressures may negate this positive effect because customers may choose to move funds into higher-earning deposit types as higher interest rates make them more attractive, or competitors offer premium rates to attract deposits. We also have a substantial portfolio of investment securities with fixed rates of interest, most of which are mortgage-backed securities with an estimated average life of not more than 7 years.

The limited trading market for our common stock may make it difficult for stockholders to sell their stock for full value. Our common stock is listed on the NASDAQ Global Market, which listing was effective on August 4, 2008. We continue to trade under the symbol “VSBN.” We listed on the Global Market in the hope that it would increase the trading market in our stock and make it easier for individuals to buy and sell our stock. However, our stock does not trade every day and the average daily trading volume is limited. During the twelve months ended February 29, 2012, there were trades reported on only 66 out of 253 trading days, or less than one out of every three trading days. Our average daily trading volume during that period was 485 shares for all trading days and 1,859 shares per day for the 66 days on which trades occurred. During the twelve months ended February 29, 2012, 24.6% of all reported trading volume represented stock repurchases by us pursuant to our announced stock repurchase programs. We currently have approximately 143 stockholders of record and we believe based upon reports we have received from broker/dealers, that there are approximately an additional 250 stockholders who own their shares in street name.

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

In the past four years, there have been many failures and near-failures among financial institutions. The number of FDIC-insured banks that have failed appears to be declining, with 92 banks having failed during 2011, compared to 157 in 2010 and 140 in 2009. The FDIC insurance fund reserve ratio, representing the ratio of the fund to the level of insured deposits, initially declined dramatically due to losses caused by the bank failures. As a result, the FDIC increased its deposit insurance premiums on remaining institutions, including well-capitalized institutions like Victory State Bank, in order to replenish the insurance fund. If bank failures continue to occur, and more so if the level of failures increases, the FDIC insurance fund may further decline, and the FDIC would be required to continue to impose higher premiums on healthy banks. Thus, despite the prudent steps we may take to avoid the mistakes made by other banks, our costs of operations may increase as a result of those mistakes by others.

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

The deposit insurance premium change and the special assessment have begun to replenish the fund created to pay the cost of resolving failed banks and the fund no longer has a negative balance. The Dodd-Frank Act requires that the FDIC must increase the ratio of the FDIC insurance fund to estimated total insured deposits to 1.35% by September 30, 2020. The FDIC believes that most banks will pay a lower total assessment under the new system than under the former system. However, if bank failures in the future exceed FDIC estimates, or other estimates that the FDIC makes turn out to be incorrect, and the losses to the insurance fund increase, the FDIC could be forced to increase insurance premiums. Such an increase would increase our non-interest expense.

As a result of the Dodd-Frank Act, non-interest bearing demand deposits, together with certain attorney trust account deposits commonly known in New York as IOLA accounts, will have the benefit of unlimited federal deposit insurance until December 31, 2012. The expiration of the unlimited federal deposit insurance for non-interest bearing checking accounts and IOLAs at the end of 2012 may cause a reduction in our deposit base as customers seek to redistribute their deposits to maintain FDIC insurance above the $250,000 general FDIC insurance limit.

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

Changes in the federal or state regulation of financial institutions could have an adverse effect on future operations. Federal and New York State banking laws and regulations have a substantial, regular and every-day effect on our business. Federal and state regulatory authorities have extensive discretion in connection with their supervision of Victory State Bank, such as the right to impose restrictions on operations and the insistence that we increase our allowance for loan losses. Any change in the regulatory structure or statutes or regulations applicable to banks, bank holding companies, or their competitors, whether by the Congress, the FDIC, the Federal Reserve System, the New York State legislature, the New York State Department of Financial Services or any other regulator, could have a material impact on our operations and profitability.

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

We operate in an extremely competitive environment. We operate in one of the most competitive environments for financial products in the world. Many of the world’s largest financial institutions have offices in our local communities, and they have far greater financial resources than we have. Furthermore, in 2010, federal law was changed to allow any bank, regardless of where it is headquartered, to open a branch throughout most of the United States, and now Staten Island is open to unrestricted branching. This could increase competition. Furthermore, as a result of the Dodd-Frank Act, banks are now allowed to pay interest on commercial demand deposits. This has put greater competitive pressure on us as some large banks with greater financial resources are advertising aggressively to obtain interest-bearing checking account deposits.

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

Lending Activities

Loan Portfolio Composition.Our loan portfolio consists primarily of commercial mortgage loans and unsecured commercial loans. Unsecured commercial loans include loans with personal guaranties or personal obligations in all cases, and, in some cases, may also include loans with illiquid personal property collateral. At December 31, 2011, we had total unsecured commercial loans outstanding of $12,997,139, or 15.8% of total loans, and commercial real estate loans of $59,376,008, or 72.3% of total loans. There were$4,610,000 of construction loans secured by real estate or 5.6%of total loans. Other loans in our portfolio principally included commercial loans secured by assets other than real estate totaling $1,522,639 or 1.9% of total loans at December 31, 2011; residential mortgage loans of $2,309,899, or 2.8% of total loans and consumer non-mortgage loans of $602,144 or 0.7% of total loans. Although we generally do not make traditional permanent residential mortgage loans, we occasionally make residential mortgage loans to the principals of commercial customers. For the year ended December 31, 2011, approximately $60,322,661, or 73.44% of total loans had adjustable interest rates based on the prime rate of interest.

The following table sets forth the composition of our loan portfolio in dollar amounts and in percentages at the dates indicated. None of these loans are loans to or in foreign countries.

	At December 31,
	2011		2010		2009		2008		2007
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total

Commercial loans:
Commercial secured	$1,522,639	1.9%	$1,393,532	1.7%	$1,138,308	1.4%	$1,177,796	1.8%	$1,171,152	1.9%
Commercial unsecured	12,997,139	15.8	12,924,378	15.8	10,966,874	13.9	9,558,296	14.4	10,981,044	17.5
Total commercial loans	14,519,778	17.7	14,317,910	17.5	12,105,182	15.3	10,736,092	16.2	12,152,196	19.4
Real Estate loans:
Commercial	59,376,008	72.3	58,204,596	71.1	48,767,729	61.7	39,918,879	60.1	31,607,039	50.6
Residential	2,309,899	2.8	2,460,114	3.0	2,914,956	3.7	2,548,159	3.8	2,314,716	3.7
Total real estate loans	61,685,907	75.1	60,664,710	74.1	51,682,685	65.4	42,467,038	63.9	33,921,755	54.3
Construction loans:
Commercial	4,610,000	5.6	5,387,500	6.6	10,964,000	13.9	10,996,432	16.5	13,585,698	21.7
Owner occupied one-to-four family	—	—	487,000	0.6	2,294,000	2.9	900,000	1.4	1,523,895	2.4
Total construction loans	4,610,000	5.6	5,874,500	7.2	13,258,000	16.8	11,896,432	17.9	15,109,593	24.1
Other loans:
Consumer loans	602,144	0.7	533,860	0.7	532,498	0.7	599,293	0.9	566,356	0.9
Other loans	717,261	0.9	386,750	0.5	1,455,224	1.8	757,481	1.1	827,122	1.3
Total other loans	1,319,405	1.6	920,610	1.2	1,987,722	2.5	1,356,774	2.0	1,393,478	2.2

Total loans	82,135,090	100.0%	81,777,730	100.0%	79,033,589	100.0%	66,456,336	100.0%	62,577,022	100.0%

Less:
Unearned discounts, net and deferred loan fees, net	224,100		239,506		199,433		209,684		203,944
Allowance for loan losses	1,343,020		1,277,220		1,063,454		987,876		927,161
Loans, net	$80,567,970		$80,261,004		$77,770,702		$65,258,776		$61,445,917

The following table sets forth our loan originations and principal repayments for the periods indicated. We did not purchase or sell any loans in 2011,2010 or 2009.

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2011	2010	2009

Commercial Loans (gross):
At beginning of period	$14,317,910	$12,105,182	$10,736,092
Commercial loans originated:
Secured	1,269,025	1,484,940	1,178,006
Unsecured	29,289,115	34,313,999	30,778,779
Total commercial loans	30,558,140	35,798,939	31,956,785
Principal repayments	(30,356,272)	(33,586,211)	(30,587,695)
At end of period	$14,519,778	$14,317,910	$12,105,182

Real Estate loans:
At beginning of period	$60,664,710	$51,682,685	$42,467,038
Real estate loans originated:
Commercial	17,448,000	21,034,000	16,934,000
Residential	—	—	535,000
Total real estate loans	17,448,000	21,034,000	17,469,000
Principal repayments	(16,426,803)	(12,051,975)	(8,253,353)
At end of period	$61,685,907	$60,664,710	$51,682,685
Construction loans
At beginning of period	$5,874,500	$13,258,000	$11,896,432
Construction loans originated	1,900,000	4,460,000	5,938,000
Principal repayments	(3,164,500)	(11,843,500)	(4,576,432)
At end of period	$4,610,000	$5,874,500	$13,258,000
Other loans (gross):
At beginning of period	$920,610	$1,987,722	$1,356,774
Other loans originated	1,010,585	479,555	798,536
Principal repayments	(611,790)	(1,546,667)	(167,588)
At end of period	$1,319,405	$920,610	$1,987,722

Loan Maturity. The following table shows the contractual maturity of our loans at December 31, 2011. As we have decreased construction loans as a percentage of our loan portfolio and increased other real estate mortgage loans, we have increased the average contractual maturity of our loan portfolio. However, to limit interest rate risk, we have continued to concentrate our efforts principally on the origination of loans with adjustable interest rates and minimum interest rate floors.

	At December 31, 2011
	Commercial	Commercial		Real	Other
	Unsecured	Secured	Construction	Estate	Loans	Total

Amounts due:
Within one year	$8,684,585	$836,475	$3,470,000	$7,811,702	$810,531	$21,613,293
After one year:
One to five years	4,089,663	686,164	1,140,000	14,831,146	497,436	21,244,409
After five years	222,891	—	—	39,043,059	11,438	39,277,388
Total amount due	12,997,139	1,522,639	4,610,000	61,685,907	1,319,405	82,135,090

Less:
Unearned fees	—	182	17,561	206,357	—	224,100
Allowance for loan losses	474,686	12,356	34,184	781,492	40,302	1,343,020
Loans, net	$12,522,453	$1,510,101	$4,558,255	$60,698,058	$1,279,103	$80,567,970

The following table sets forth at December 31, 2011, the dollar amount of all loans, due after December 31, 2012, and whether such loans have fixed or variable interest rates.

	Due After December 31, 2012
	Fixed	Variable	Total

Commercial Business Loans:
Unsecured	$15,138	$4,297,416	$4,312,554
Secured	686,164	—	686,164
Real Estate
Commercial	8,848,890	44,915,416	53,764,306
Residential	109,899	—	109,899
Construction	—	1,140,000	1,140,000
Other loans	508,874	—	508,874
Total loans	$10,168,965	$50,352,832	$60,521,797

Commercial Business Lending. We originate commercial business loans directly to the professional and business community in our market area. We target small to medium sized businesses and professionals such as lawyers, doctors and accountants. Applications for commercial business loans are obtained primarily from the efforts of our directors and senior management, who have extensive contacts in the local business community, or from branch referrals. As of December 31, 2011, commercial business loans totaled $14,519,778 or 17.7% of total loans.

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

Commercial Real Estate Lending. We originate commercial real estate loans that are generally secured by properties used for business purposes such as retail stores, other mixed-use (business and residential) properties, restaurants, light industrial buildings and small office buildings located in our primary market area. Our commercial real estate loans are generally made in amounts up to 70% of the appraised value of the property. These loans are most commonly made with terms up to five years with interest rates that adjust to 100 or 150 basis points above the floating prime rate, but we have recently changed our guidelines to include 20 year fully amortizing loans. A significant portion of these loans are subject to an interest rate floor ranging between 7.00% and 8.00%. Our underwriting standards consider the collateral of the borrower, the net operating income of the property and the borrower's expertise, credit history and profitability. We require personal guarantees from the borrower or the principals of the borrowing entity. At December 31, 2011, our commercial real estate loans totaled $61,685,907, or 75.1% of total loans.

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

Construction Lending. Our construction loans primarily have been made to builders and developers to finance the construction of one- to four-family residential properties and, to a lesser extent, multi-family residential and commercial use real estate properties. Our policies provide that construction loans may be made in amounts up to the lesser of 80% of the total hard and soft costs of the project. We generally require personal guarantees. Construction loans generally are made with prime-based interest rates with terms up to 18 months. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. At December 31, 2011, our construction loans totaled $4,610,000 or 5.6% of total loans. This represents a reduction of our construction loan portfolio over the past four years as economic conditions in the construction industry caused us to be more cautious in originating these loans while also reducing the number of satisfactory loan opportunities available to us.

Construction loans on non-owner occupied real estate generally carry greater credit risks than permanent mortgage loans on comparable completed properties because their repayment is more dependent on the borrower's ability to sell or rent units under construction and the general as well as local economic conditions. Because payments on construction loans are often dependent on the successful completion of construction project and the management of the project, repayment of such loans may be subject to adverse conditions in the real estate market or the economy, to a greater extent than other types of loans. In addition, in the event of a default, buildings under construction may deteriorate rapidly and it may be more difficult to realize upon the value of the building compared to an existing building that is ready for occupancy or already rented to third party tenants.

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

At December 31, 2011, we had twelve(12) loans, in the aggregate amount of $2,157,308,designated as special mention. We had twenty eight (28) loans, in the aggregate amount of $11,687,760, and one real estate owned (“REO”) property, in the amount of $267,246, classified as substandard. Of the 28 loans classified as substandard,twenty six in the aggregate amount of $11,637,381, are secured by real estate. At December 31, 2010, special mention loans totaled $4,739,884 and substandard loans totaled $7,937,828. The decrease in special mention loans in the 2011 period reflects, in part, a migration of a portion of those loans to the substandard category. The Bank actively monitors all special mention loans to seek to avoid deterioration in the quality of the loan. The Bank is actively collecting the substandard loans and expects to collect substantially all the principal amounts due. We had no loans classified as doubtful or loss at December 31, 2011 and 2010.

For loans that become non-accrual or are otherwise troubled debt restructurings, we prepare a loan by loan analysis and measure the amount of the impairment on the loan, which then becomes a component of our Allowance for Loan and Lease Losses (“ALLL”). When we classify any other asset as Substandard or Doubtful, we provide, as part of our general allowance for loan losses, an amount management deems prudent to recognize the risks pertaining to the asset. A general allowance represents a loss allowance which has been established to recognize the inherent risk associated with lending activities, but which, unlike a specific allowance, has not been allocated to particular problem assets. When we classify an asset as "Loss," we either establish a specific allowance for losses equal to 100% of the amount of the asset or charge off that amount.

Victory State Bank’s Loan Review Officer and Board of Directors regularly review problem loans and review all classified assets on a quarterly basis. We believe our policies are consistent with the regulatory requirements regarding classified assets. Our determination as to the classification of our assets and the amount of our valuation allowances is subject to review by the New York State Department of Financial Services and the FDIC, which can order the establishment of additional general or specific loss allowances.

The following table sets forth delinquencies in our loan portfolio at the dates indicated:

	At December 31, 2011
	60-89 Days		90 Days or more
	Number	Principal	Number	Principal

Commercial real estate	1	$359,620	20	$8,265,397
Commercial construction	—	—	1	397,500
Commercial unsecured	1	16,260	—	—
Real Estate - Residential	—	—	2	2,200,000
Total	2	$375,880	23	$10,862,897
Delinquent loans to total loans		0.46%		13.23%

	At December 31, 2010
	60-89 Days		90 Days or more
	Number	Principal	Number	Principal

Commercial real estate	2	$277,960	12	$4,064,281
Commercial unsecured	2	42,708	2	37,706
Real Estate - Residential	—	—	3	2,276,306
Total	4	$320,668	17	$6,378,293
Delinquent loans to total loans		0.39%		7.80%

	At December 31, 2009
	60-89 Days		90 Days or more
	Number	Principal	Number	Principal

Commercial real estate	9	$3,848,990	7	$1,176,114
Commercial construction	—	—	2	480,000
Commercial unsecured	4	61,907	1	41,037
Real Estate - Residential	3	2,299,322	—	—
Total	16	$6,210,219	10	$1,697,151
Delinquent loans to total loans		7.86%		2.15%

	At December 31, 2008
	60-89 Days		90 Days or more
	Number	Principal	Number	Principal

Commercial real estate	2	$207,047	5	$1,453,846
Commercial construction	—	—	2	480,000
Commercial unsecured	—	—	7	345,221
Total	2	$207,047	14	$2,279,067
Delinquent loans to total loans		0.31%		3.43%

	At December 31, 2007
	60-89 Days		90 Days or more
	Number	Principal	Number	Principal

Commercial real estate	2	$1,406,936	3	$459,371
Commercial construction	2	2,944,000	6	2,505,134
Commercial unsecured	1	300,000	2	14,970
Other	—	—	1	5,877
Total	5	$4,650,936	12	$2,985,352
Delinquent loans to total loans		7.43%		4.77%

Loans 90 days or more past due represent non-accrual loans and loans that are contractually past due maturity but are still accruing interest. Loans past due 90 or more and still on accrual were $0 for 2011, 2010, 2009 and 2008 and $2,025,000 for 2007.

Non-performing Assets.The following table sets forth information about our non-performing assets at December 31, 2011, 2010 and 2009.

	At December 31,	At December 31,	At December 31,
	2011	2010	2009

Non-performing assets:
Commercial loans:
Unsecured	$—	$37,706	$41,037
Commercial real estate	8,265,397	4,064,281	1,176,114
Residential real estate	2,200,000	2,276,306	—
Construction	397,500	—	480,000
Real estate owned	267,246	—	—

Total non-performing assets	$11,130,143	$6,378,293	$1,697,151

Non-performing loans to total loans	13.23%	7.80%	2.15%
Non-performing loans to total assets	4.49%	2.71%	0.72%
Non-performing assets to total assets	4.60%	2.71%	0.72%

The gross interest income that would have been recorded in 2011 if the non-accrual loans had been current in accordance with their original terms was $595,946. The amount of interest income on those loans that was included in net income for 2011 was $165,515.

The following table sets forth the aggregate carrying value of our assets classified as Substandard, Doubtful and Loss according to asset type:

	At December 31, 2011
	Substandard		Doubtful
	Number	Amount	Number	Amount
Classification of assets:
Commercial Loans:
Unsecured	2	$50,379	—	$—
Commercial Real Estate	23	9,039,881	—	—
Residential Real Estate	2	2,200,000
Construction	1	397,500	—	—
Total loans	28	11,687,760	—	—

Real estate owned	1	267,246	—	—

Total Assets	29	$11,955,006	—	$—

No assets were classified as Loss at year end 2011 or 2010.

Non-Performing Loans

Management closely monitors non-performing loans and other assets with potential problems on a regular basis. We had twenty three non-performing loans, totaling $10,862,897 at December 31, 2011, compared to seventeen non-performing loans, totaling $6,378,293 at December 31, 2010. Non-performing loans totaled 13.23% of total loans at December 31, 2011 compared to 7.80% at December 31, 2010. We believe that the increase in non-performing loans during the year ended December 31, 2011 results from continuing weaknesses in the local economy that have increased the financial stress on some of our borrowers. We have always followed a hands-on approach to dealing with our past due borrowers that we believe is sufficiently aggressive to maximize recovery.

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

The following is information about the fifteen largest non-performing loans and the associated relationships, totaling $9,770,559, or 87.2% of our non-performing loans, by outstanding principal balance at December 31, 2011. Management believes it has taken appropriate steps with a view towards maximizing recovery and minimizing loss, if any, on these loans.

•	$2,200,000 in two residential mortgage loans. These loans are secured by a first mortgage and second mortgage on a residential property and first mortgages on two commercial properties, all in Staten Island. We commenced foreclosure proceedings and then entered into a modified repayment agreement with the borrowers pursuant to which the borrower made a substantial upfront payment and have been making monthly payments as agreed since September 2011. The foreclosure action remains pending but is held in abeyance.
•	$1,792,250 in two commercial real estate loans. The loans, made to two individuals, are secured by a first mortgage and second mortgage on property in Staten Island. The borrowers have signed a modified repayment agreement and confessions of judgment. The borrowers have been making payments as agreed since December 2011. In March 2012, the property was sold and sufficient proceeds were generated to repay the loan balance, interest and all other fees.

•	$1,460,398 in two commercial real estate loans and one co-op loan. The real estate loans are secured by a first mortgage and second mortgage on property in Staten Island and by a first mortgage on property in Queens. The real estate loans are guaranteed personally by the principals of the borrowers. The principal, and his wife, are personally obligated on the co-op loan. The loans have been sent to our attorneys and we have commenced collection and foreclosure proceedings.
•	$1,399,698 in two commercial real estate loans. The loans, made to two individuals, are secured by a first mortgage and second mortgage on two pieces of real estate in Staten Island. The borrowers have signed a modified repayment agreement and confessions of judgment. The borrowers have been making payments as agreed since December 2011.
•	$1,000,713 in a commercial real estate loan. The loan is secured by a first mortgage on the property in Staten Island. The loan is guaranteed personally by the three principals. The loan has been sent to our attorney and we have commenced foreclosure proceedings.
•	$746,000 in a commercial real estate loan. The loan is secured by a second mortgage on the property in Staten Island. The loan is secured by the personal guarantees of the principals. We have commenced foreclosure proceedings.
•	$672,500 in two commercial real estate loans and a construction loan to a local business. The loans are secured by a first, second and third mortgage on real estate collateral. The loans are guaranteed by the principal. We have commenced foreclosure proceedings. The borrower has entered into a contract of sale for part of the mortgaged property. If the sale closes, the net proceeds are expected to repay substantially all of the loans, leaving us with the reduced loan balance on the remaining real estate collateral.
•	$499,000 in a commercial real estate loan on property in Staten Island that is leased to a restaurant. The loan is secured by a first mortgage on the property and a second mortgage on other commercial real estate collateral. The loan is also secured by the personal guaranties of the principals and we have a security interest in the business. We have commenced foreclosure proceedings.

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

Once a loan is categorized as a non-accrual loan, the loan may be restored to accruing status after a period of consistent on-time performance. The length of on-time performance required to restore a loan to accruing status varies from a minimum of six months on loans with minor modifications or less-severe weaknesses to as long as a year or more on loans for which we have granted more significant concessions to the borrower or which otherwise have more significant weaknesses.

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

One important data point in evaluating the appropriateness of the allowance as it relates to impaired real estate loans is the value of the real estate collateral. A loan is considered an impaired loan when we believe it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Those loans generally include loans past due at least 90 days or otherwise categorized as troubled debt restructurings. For impaired real estate loans over $100,000, we obtain a new appraisal of the real estate at least annually. For smaller loans, we take the original appraisal and adjust the valuation based upon changing conditions, if any. We then adjust the value for costs of sale and carrying costs to measure the weakness in the loan as part of our overall evaluation of the appropriateness of our allowance for loan losses.

In order to assist in determining the appropriate allowance, an independent loan review firm, senior management and the Bank’s Board of Directors review the allowance for loan losses quarterly. If they determine that the allowance is inappropriate, then management increases or decreases the provision for loan losses to bring the allowance to the appropriate level.

As of December 31, 2011, our allowance for loan losses was $1,343,020 or 1.64% of total loans. Based upon all relevant and presently available information, management believes that the allowance for loan losses is appropriate. We continue to monitor and modify the level of the allowance for loan losses in order to maintain the allowance at a level which management considers appropriate.

The following table sets forth the activity in our allowance for loan losses:

	For the Year Ended December 31,
	2011	2010	2009	2008	2007

Allowance for Loan Losses:
Balance at beginning of period	$1,277,220	$1,063,454	$987,876	$927,161	$1,128,824
Charge-offs:
Real estate loans:
Commercial	(74,512)	—	(110,241)	—	—
Residential	(57,715)	—	—	—	—
Commercial loans:
Unsecured	(532,957)	(15,765)	(412,112)	(483,326)	(254,986)
Consumer loan	—	(4,863)	(18,606)	(7,959)	—
Other loans	(3,811)	(2,084)	(15,679)	(3,503)	(8,639)
Total charge-offs	(668,995)	(22,712)	(556,638)	(494,788)	(263,625)
Recoveries	139,795	96,478	72,216	270,503	66,962
Net (charge-offs) / recoveries	(529,200)	73,766	(484,422)	(224,285)	(196,663)
Provision charged to income	595,000	140,000	560,000	285,000	(5,000)
Balance at end of period	$1,343,020	$1,277,220	$1,063,454	$987,876	$927,161

Ratio of net charge-offs / (recoveries) during the period to average loans outstanding during the period	0.65%	-0.09%	0.68%	0.35%	0.32%
Ratio of allowance for loan losses to total loans at the end of period	1.64%	1.56%	1.35%	1.49%	1.48%
Ratio of allowance for loan losses to non-performing loans at the end of the period	12.36%	20.02%	62.66%	43.35%	96.56%
Ratio of allowance for loan losses to non-performing assets at the end of the period	12.07%	20.02%	62.66%	43.35%	96.56%

The following table sets forth the allocation of our allowance for loan losses among each of the categories listed.

	At December 31,		At December 31,		At December 31,		At December 31,		At December 31,
	2011		2010		2009		2008		2007
		% of Loans		% of Loans		% of Loans		% of Loans		% of Loans
		in Category		in Category		in Category		in Category		in Category
		to		to		to		to		to
	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans

Allowance:
Commercial loans:
Unsecured	$474,686	15.8%	$520,953	15.8%	$460,474	13.9%	$372,803	14.4%	$330,355	17.5%
Secured	12,356	1.9	13,486	1.7	8,124	1.4	7,451	1.8	19,877	1.9
Commercial real estate	780,820	72.3	653,362	71.1	418,215	61.7	449,525	60.1	345,407	50.6
Residential real estate	672	2.8	7,174	3.0	40,302	3.7	25,686	3.8	15,887	3.7
Construction loans	34,184	5.6	52,138	7.2	71,968	16.8	100,737	17.9	166,437	24.1
Other loans	40,302	1.6	30,107	1.2	64,371	2.5	31,674	2.0	49,198	2.2
Total allowances	$1,343,020	100.0%	$1,277,220	100.0%	$1,063,454	100.0%	$987,876	100.0%	$927,161	100.0%

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

Our policies generally limit investments to government and federal agency securities or AAA rated securities, including corporate debt obligations, which are investment grade with weighted average lives of seven years or less. Our policies provide that all investment purchases be ratified by the Bank’s Board and may only be initiated by the President or Chief Financial Officer of the Bank. Investment securities consist of collateralized mortgage obligations (“CMO”) with estimated average lives, based upon prepayment assumptions that management believes are reasonable, of 4.5 years or less, mortgage-backed securities (“MBS”) with maturities of seven years or less and U.S. Agency notes with a maturity of less than 15 years. These CMOs and MBSs are backed by federal agencies such as Federal National Mortgage Association (“FNMA”) and the Federal Home Loan Mortgage Corporation (“FHLMC”) or are “AAA” rated whole loan securities. No investment securities in our portfolio have experienced ratings down grades. At December 31, 2011, we had investment securities with a cost basis of $105,638,308and a fair value of $108,500,489. All investment securities at December 31, 2011, were either CMOs or MBSs. The entire investment portfolio at December 31, 2011 was classified as available for sale and is accounted on a fair value basis with changes in fair value included as other comprehensive income.

The following table sets forth certain information regarding the amortized cost and fair values of the investment securities, available for sale portfolio at the dates indicated. The excess of fair value over amortized cost at year end 2011 is the result of the effect of recent low market interest rates on the value of previously-purchased investment securities. If market interest rates were to increase, we anticipate that this excess would decrease and, under certain circumstances depending upon the timing of securities purchases and the rate of increase in interest rates, amortized cost may exceed fair value.

	At December 31,
	2011		2010		2009
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value

Investments securities, available for sale
FNMA	$5,080,697	$5,189,766	$3,428,696	$3,571,217	$4,855,213	$5,040,820
GNMA	6,748,239	6,976,344	4,092,912	4,081,112	1,265,428	1,321,240
Whole Loan MBS	786,085	806,616	1,212,246	1,235,501	1,860,603	1,856,893
Collateralized mortgage obligations	93,023,287	95,527,763	109,921,495	112,420,077	102,933,529	105,693,451

	$105,638,308	$108,500,489	$118,655,349	$121,307,907	$110,914,773	$113,912,404

The table below sets forth certain information regarding the amortized cost, weighted average yields and stated maturities of our investment securities at December 31, 2011 and 2010.

	At December 31, 2011
	Less	Weighted		Weighted		Weighted		Weighted
	Than 1	Average	1 To 5	Average	5 To 10	Average	Over 10	Average
	Year	Yield	Years	Yield	Years	Yield	Years	Yield	Total

Investment Securities:
FNMA	$—	—%	$—	—%	$4,075,669	2.90%	$1,005,028	2.21%	$5,080,697
GNMA	—	—	—	—	779,091	4.47	5,969,149	1.68	6,748,240
Whole Loan MBS	—	—	—	—	786,084	4.82	—	—	786,084
Collateralized Mortgage Obligations	—	—	4,828,499	5.23	11,168,269	4.67	77,026,519	2.84	93,023,287

Total	$—	—%	$4,828,499	5.23%	$16,809,113	4.24%	$84,000,696	2.75%	$105,638,308

	At December 31, 2010
	Less	Weighted		Weighted		Weighted		Weighted
	Than	Average	1 To 5	Average	5 To 10	Average	Over 10	Average
	1 Year	Yield	Years	Yield	Years	Yield	Years	Yield	Total

Investment Securities:
FNMA	$576,009	4.22%	$477,176	5.17%	$1,302,618	4.71%	$1,072,893	2.69%	$3,428,696
GNMA	—	—	—	—	1,023,986	4.47	3,068,926	1.46	4,092,912
Whole Loan MBS	—	—	—	—	1,212,246	4.84	—	—	1,212,246
Collateralized Mortgage Obligations	—	—	953,858	5.69	24,826,571	4.61	84,141,066	3.28	109,921,495

Total	$576,009	4.22%	$1,431,034	5.52%	$28,365,421	4.62%	$88,282,885	3.21%	$118,655,349

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

Our focus on customer service, primarily for the business and professional community in our marketplace, has facilitated our retention of non-interest bearing checking accounts and low costing NOW and savings accounts, which generally have interest rates substantially less than certificate of deposits. At December 31, 2011, these types of low cost deposit accounts amounted to $120,239,083, or 56.4% of total deposits.

The following table presents deposit activity for the periods indicated.

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2011	2010	2009

Beginning balance	$207,406,657	$210,986,086	$188,109,449
Net increase/(decrease) before interest credited	4,957,482	(4,600,492)	21,511,428
Interest credited on deposits	858,766	1,021,063	1,365,209

Ending balance	$213,222,905	$207,406,657	$210,986,086

The following table provides information regarding the remaining term to maturity of our time deposits over $100,000 at December 31, 2011:

Maturity Period	Amount

Three months or less	$24,572,629
Over three through six months	23,999,333
Over six through 12 months	4,461,127
Over 12 months	965,843
Total	$53,998,932

The following table presents by various rate categories, the amount and periods to maturity of the certificate accounts outstanding at December 31, 2011.

		Over Six Mos.	Over One Year	Over Two Years
	Six Months	Through One	Through Two	Through Three	Over Three
	And Less	Year	Years	Years	Years	Total
Certificate accounts:
0.00% to 0.99%	$40,047,490	$1,651,605	$466,132	$171,474	$1,187,835	$43,524,536
1.00% to 1.99%	13,025,000	4,107,000	929,000	360,000	91,000	18,512,000
2.00% to 2.99%	34,000	607,000	323,000	1,054,000	1,691,000	3,709,000
3.00% to 3.99%	—	—	—	—	—	—
4.00% to 4.99%	61,000	88,000	—	—	—	149,000
	$53,167,490	$6,453,605	$1,718,132	$1,585,474	$2,969,835	$65,894,536

Borrowings

We do not routinely utilize borrowings as a source of funds. At December 31, 2011 and 2010, we had no outstanding borrowings.

Personnel

As of December 31, 2011, we had 45 full-time employees and 14 part-time employees. These employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be good.

REGULATION AND SUPERVISION

Regulation of VSB Bancorp, Inc.

VSB Bancorp, Inc., is a New York corporation and is subject to and governed by the New York Business Corporation Law. It is a bank holding company and thus is subject to regulation, supervision, and examination by the Federal Reserve.

Bank Holding Company Regulation.As a bank holding company, we are required to file periodic reports and other information with the Federal Reserve and the Federal Reserve may conduct examinations of us.

We are subject to capital adequacy guidelines of the Federal Reserve. The guidelines apply on a consolidated basis and require bank holding companies to maintain a minimum ratio of Tier 1 capital to total assets of 4.0%. The minimum ratio is 3.0% for the most highly rated bank holding companies. The Federal Reserve's capital adequacy guidelines also require bank holding companies to maintain a minimum ratio of qualifying total capital to risk-weighted assets of 8.0%, and a minimum ratio of Tier 1 capital to risk-weighted assets of 4.0%. As of December 31, 2011, the ratio of Tier 1 capital to total assets was 10.47%, the ratio of Tier 1 capital to risk-weighted assets was 27.15%, and the ratio of qualifying total capital to risk-weighted assets was 28.41%.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Law

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Law was adopted. It has been described as the greatest legislative change in the supervision of financial institutions since the 1930s. Its effect on Victory State Bank and VSB Bancorp, Inc. cannot now be judged with certainty because the interpretation and implementation of the law, as well as the numerous regulations and studies required or permitted by it, are still evolving. However, we believe that the following areas, among others, will be or may be significant to our future operations:

1.	The law exempts smaller reporting companies filing with the Securities and Exchange Commission, such as our company, from the internal controls attestation rules of Section 404(b) of the Sarbanes-Oxley Act. Thus far, we have incurred expenses to prepare for compliance but we have not been governed by Section 404(b) due to temporary SEC extensions of the compliance deadline. The permanent exemption means that we will not be required to incur the expense of actual compliance as long as we continue to qualify as a smaller reporting company.

2.	Securities brokers may not vote shares held in “street name” unless they receive instructions from their customers on the election of directors, executive compensation or any other significant matter, as determined by the SEC. This may increase our costs of holding annual stockholder meetings if it becomes necessary for us to retain the services of a proxy solicitor to increase shareholder participation in our meetings or to obtain approval of matters that the Board presents to stockholders. However, we did not experience any difficulties or additional expense related to this issue in connection with our 2011 annual meeting of stockholders.

3.	At least every three years, we will be required to submit to our stockholders, for a non-binding vote, our executive compensation. This requirement may increase the cost of holding some stockholder meetings. The law also requires that the SEC implement other requirements for enhanced compensation disclosures. The SEC adopted a temporary exemption for smaller reporting companies, such as our company, until annual meetings occurring on or after January 21, 2013.

4.	The law includes a number of changes to expand FDIC insurance coverage, as well as changes to the premiums banks must pay for insurance coverage, and the requirements applicable to the reserve ratio (the ratio of the deposit insurance fund to the amount of insured deposits). One important change is that, in the future, deposit insurance premiums we pay will be based upon total assets minus tangible capital, rather than based upon deposits. Since we do not use material borrowings to provide funds for asset growth, and we do not have material intangible assets that are excluded from capital such as goodwill, our share of the total deposit premiums paid by all banks appears to have declined. However, other factors, such as required replenishment of the current reserve fund, which must be increased to 1.35% of total insured deposits by September 30, 2020, as well as future failures of banks that may further deplete the fund, may result in an increase in our future deposit insurance premium. The FDIC must provide an offset for smaller banks negating the adverse effect of requiring a reserve ratio in excess of 1.15%, but reaching even the 1.15% ratio may require additional burdens on smaller banks. The FDIC approved final regulations implementing these changes on February 25, 2011, effective April 1, 2011. According to the FDIC, the substantial majority of banks will see reduced deposit insurance premiums as a result of the new rules. We believe that will be the case for us as long as all other relevant factors remain unchanged. Our FDIC regular insurance premium was $238,823 in 2011 compared to $345,226 in 2010, a decrease of 30.8%. The decrease was principally the result of the change from a deposit-based premium calculation to an assets-based premium calculation.

5.	The law increases the amount of each customer’s deposits that are subject to FDIC insurance. The general limit has been permanently increased from $100,000 to $250,000. In addition, non-interest bearing transaction accounts will be fully insured, without limit, from December 31, 2010 to December 31, 2012.

6.	The law repeals the prohibition on paying interest on demand deposit accounts, effective in July 2011. Interest-free demand deposits represent a substantial portion of our deposit base. We are not currently offering a demand deposit product that pays interest. Other banks in our community are now offering interest-bearing demand deposits and that competitive pressure may require that we offer interest checking accounts to businesses in order to retain deposits. That could have a direct adverse effect on our cost of funds. Although current market interest rates are very low, and such deposits are unlikely to carry high rates of interest, an increase in market interest rates could result in significant additional costs in order to maintain the level of such deposits.

7.	The law makes interstate branching by banks much easier than in the past. We have no plans to branch outside New York State, but the law facilitates out of state banks branching into our market area, thus potentially increasing competition.

8.	The law creates a new federal agency – the Consumer Financial Protection Bureau (“Bureau”) – which has substantial authority to regulate consumer financial transactions, effective July 21, 2011. Our loans are primarily made to businesses rather than individual consumers, so the Bureau will not have a direct effect on many of our loan transactions. However, the Bureau also has authority to regulate other non-loan consumer transactions, such as deposits and electronic banking transactions. The implementation of new consumer regulations may increase our operating costs in a manner we cannot predict until regulations are adopted.

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

The New York Banking Law requires prior approval of the New York Superintendent of Financial Services before any action is taken that causes any company to acquire direct or indirect control of a banking institution that is organized in the State of New York. The term "control" is defined generally to mean the power to direct or cause the direction of the management and policies of the banking institution and is presumed to exist if the company owns, controls or holds with power to vote 10% or more of the voting stock of the banking institution.

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

Regulation of Victory State Bank

The Bank is subject to extensive regulation and examination by the New York State Department of Financial Services (“NYSDFS”), as its chartering authority, and by the FDIC, as the insurer of its deposits. The federal and state laws and regulations which are applicable to banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for certain loans. The Bank must file reports with the NYSDFS and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as establishing branches and mergers with, or acquisitions of, other depository institutions. There are periodic examinations by the NYSDFS and the FDIC to test the Bank's compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulation, whether by the NYSDFS, the FDIC or as a result of the enactment of legislation, could have a material adverse impact on the Bank and its operations.

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

At December 31, 2011, the Bank exceeded all of the capital ratio standards for a well-capitalized bank.

The following table shows the Bank’s actual capital amounts and ratios.

	Actual		For capital adequacy purposes		To be well-capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2011
Tier 1 Capital
(to Average Assets)	$25,137,000	10.30%	$9,761,983	4.00%	$12,202,479	5.00%
Tier 1 Capital
(to Risk Weighted Assets)	25,137,000	26.65%	3,773,200	4.00%	5,659,800	6.00%
Total Capital
(to Risk Weighted Assets)	26,318,000	27.90%	7,546,400	8.00%	9,433,000	10.00%

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

Activities and Investments of New York-Chartered Banks.

The Bank derives its lending,investment and other authority primarily from the applicable provisions of New York State Banking Law and the regulations of the New York Superintendent of Financial Services (“Superintendent”) , as limited by FDIC regulations and other federal laws and regulations. See “Activities and Investments of FDIC Insured State-Chartered Banks” below. These New York laws and regulations authorize the Bank to invest in real estate mortgages, consumer and commercial loans, certain types of debt securities, including certain corporate debt securities and obligations of federal, State and local governments and agencies, and certain other assets. A bank's aggregate lending powers are not subject to percentage of asset limitations, although there are limits applicable to single borrowers. A New York-chartered bank may also exercise trust powers upon approval of the New York Superintendent of Financial Services. The Bank does not have trust powers.

The New York Superintendent of Financial Services has the power to adopt regulations that enable state chartered banks to exercise the rights, powers and privileges permitted for a national bank. The Bank has not engaged in material activities authorized by such regulations.

With certain limited exceptions, the Bank may not make loans or extend credit for commercial, corporate or business purposes (including lease financing) to a single borrower, the aggregate amount of which would be in excess of 15% of the Bank's net worth, on an unsecured basis, and 25% of the net worth if the excess is collateralized by readily marketable collateral or collateral otherwise having a value equal to the amount by which the loan exceeds 15% of the Bank’s net worth. These limits do not apply to loans made by VSB Bancorp, Inc. directly at the holding company level. The Bank currently complies with all applicable loans-to-one-borrower limitations and VSB Bancorp, Inc. has not made any loans in its own name except for its loan to its Employee Stock Ownership Plan.

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

Regulatory Enforcement Authority

Applicable banking laws include substantial enforcement powers available to federal banking regulators. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions against banking organizations and institution-affiliated parties, as defined. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or in actions may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities.

Under the New York State Banking Law, the Superintendent may issue an order to a New York-chartered banking institution to appear and explain an apparent violation of law, to discontinue unauthorized or unsafe practices and to keep prescribed books and accounts. Upon a finding by the Superintendent that any director, trustee or officer of any banking organization has violated any law, or has continued unauthorized or unsafe practices in conducting the business of the banking organization after having been notified by the NYSDFS to discontinue such practices, such director, trustee or officer may be removed from office by the Superintendent after notice and an opportunity to be heard. The Bank does not know of any past or current practice, condition or violation that might lead to any proceeding by the Superintendent against the Bank or any of its directors or officers. The Superintendent also may take possession of a banking organization under specified statutory criteria.

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

At December 31, 2011, the Company and the Bank had capital levels which qualified them as "well-capitalized" institutions.

FDIC Insurance

The Bank is a member of the FDIC. As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the FDIC.

In the past four years, there have been many failures and near-failures among financial institutions. As the number of FDIC-insured banks that failed increased, the FDIC insurance fund reserve ratio, representing the ratio of the fund to the level of insured deposits, declined dramatically due to losses caused by bank failures. As a result, the FDIC increased its deposit insurance premiums on remaining institutions, including well-capitalized institutions like Victory State Bank, in order to replenish the insurance fund. If bank failures continue to occur, and more so if the level of failures increases, the FDIC insurance fund may further decline, and the FDIC would be required to continue to impose higher premiums on healthy banks. Thus, despite the prudent steps we may take to avoid the mistakes made by other banks, our costs of operations may increase as a result of those mistakes by others.

Our FDIC regular insurance premium was $238,823 in 2011 compared to $345,226 in 2010, a decrease of 30.8%. As required by The Dodd –Frank Wall Street Reform and Consumer Protection Law (the “Dodd-Frank” Act), the FDIC has recently revised its deposit insurance premium assessment rates. Our Bank, even though we are in the lowest regulatory risk category, is subject to an assessment rate between five (5) and nine (9) basis points per annum. In general, the rates are applied to our bank’s total assets less tangible capital, in contrast to the former rule which applied the assessment rate to our level of deposits.

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

Troubled Asset Relief Program and Capital Purchase Program

In late 2008, the United States Department of the Treasury implemented a Capital Purchase Program (“CPP”) under the Troubled Asset Relief Program (“TARP”) pursuant to which the Treasury purchased preferred stock from approved institutions, with certain limitations and restrictions.  The TARP CPP was entirely voluntary.  VSB Bancorp, Inc. and Victory State Bank had, at the time of announcement, and still have, strong capital (Tier 1 Capital ratio in excess of 9% and Total Risk Based Capital ratio in excess of 20%). We did not originate or invest in subprime mortgages, nor in FNMA and FHLMC preferred stock.  Upon reviewing all of the details of the Treasury’s TARP CPP, we elected not to participate in it. We have continued to make loans to creditworthy customers throughout 2011 as we increased the size of our loan portfolio, so our decision to refuse the federal government’s TARP CPP money did not have an adverse effect on our ability to make loans.

Brokered Deposits

Under federal law and applicable regulations, (i) a well capitalized bank may solicit and accept, renew or roll over any brokered deposit without restriction, (ii) an adequately capitalized bank may not accept, renew or roll over any brokered deposit unless it has applied for and been granted a waiver of this prohibition by the FDIC and (iii) an undercapitalized bank may not (x) accept, renew or roll over any brokered deposit or (y) solicit deposits by offering an effective yield that exceeds by more than 75 basis points the prevailing effective yields on insured deposits of comparable maturity in such institution's normal market area or in the market area in which such deposits are being solicited. The term "undercapitalized insured depository institution" is defined to mean any insured depository institution that fails to meet the minimum regulatory capital requirement prescribed by its appropriate federal banking agency. The FDIC may, on a case-by-case basis and upon application by an adequately capitalized insured depository institution, waive the restriction on brokered deposits upon a finding that the acceptance of brokered deposits does not constitute an unsafe or unsound practice with respect to such institution. The Bank had no brokered deposits outstanding at December 31, 2011.

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

The CRA requires FDIC insured banks to define the assessment areas that they serve, identify the credit needs of those assessment areas and take actions that respond to the credit needs of the community. The FDIC must conduct regular CRA examinations of the Bank and assign it a CRA rating of "outstanding," "satisfactory," "needs improvement" or "unsatisfactory." The Bank is also subject to provisions of the New York State Banking Law which impose similar obligations to serve the credit needs of its assessment areas. The New York State Department of Financial Services makes a biennial written assessment of a bank's compliance, and makes the assessment available to the public. Federal and New York State laws both require consideration of these ratings when reviewing a bank's application to engage in certain transactions, including mergers, asset purchases and the establishment of branch offices. A negative assessment may serve as a basis for the denial of any such application. The Bank has received “Outstanding” rating from the New York State Department of Financial Services and “Satisfactory” from the FDIC.

The Dodd-Frank Act created a new federal Consumer Financial Protection Bureau (“Bureau”) with broad authority to regulate and enforce consumer protection laws. The Bureau assumed those responsibilities on July 21, 2011. The Bureau has the authority to participate in regulatory examinations and to adopt regulations under numerous existing federal consumer protection statutes. The Bureau may also decide that a particular consumer financial product or service, or the manner in which it is offered, is an unfair, deceptive, or abusive act or practice. If the Bureau so decides, it has the authority to outlaw such act or practice. Since the Bureau is just in its formative stages and has not yet exercised any of its authority to regulate, examine or enforce consumer laws, it is impossible to predict its effect on our company.

Limitations on Dividends

The payment of dividends by the Bank to our Company as its sole stockholder is subject to various regulatory requirements. Under New York State Banking Law, a New York-chartered stock bank may declare and pay dividends out of its net profits, unless there is an impairment of capital, but approval of the Superintendent is required if the total of all dividends declared in a calendar year would exceed the total of its net profits for that year combined with its retained net profits of the preceding two years, subject to certain adjustments.

Miscellaneous

The Bank is subject to restrictions on loans to its non-bank subsidiaries, on investments in the stock or securities thereof, on the taking of such stock or securities as collateral for loans to any borrower, and on the issuance of a guarantee or letter of credit on behalf of the Bank or its non-bank subsidiaries. The Bank also is subject to restrictions on most types of transactions with our Company or our non-bank subsidiaries, requiring that the terms of such transactions be substantially equivalent to terms of similar transactions with non-affiliated firms.

Assessments

Banking institutions are required to pay assessments to both the FDIC and the NYSDFS to fund their operations. The assessments are based upon the amount of the Bank’s total assets. The Bank must also pay an examination fee to the NYSDFS when they conduct an examination. The Bank paid federal and state assessments and examination fees of $281,388 in 2011.

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

Loans to affiliates must be secured by collateral with a value that depends on the nature of the collateral. The purchase of low quality assets from affiliates is generally prohibited. Loans and asset purchases with affiliates must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with nonaffiliated companies. In the absence of comparable transactions, such transactions may only occur under terms and circumstances, including credit standards, that in good faith would be offered to or would apply to nonaffiliated companies.

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

The FDIC has also adopted regulations that require Victory State Bank to adopt written loan policies and procedures that are consistent with safe and sound operation, are appropriate for the size of the Bank, and must be reviewed by the Bank’s Board of Directors annually. Victory State Bank has adopted such policies and procedures, which are discussed above as part of the discussion of our lending operations.

Federal Reserve System

The Federal Reserve Board regulations require banks to maintain non-interest earning reserves against their transaction accounts (primarily regular checking accounts and interest-bearing checking accounts). The Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $59.5 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement is 3%; for accounts greater than $59.5 million, the reserve requirement is $1.0 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $48.1 million. The first $11.5 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The Bank is in compliance with these requirements. The Federal Reserve now permits the payment of interest on reserve deposits so such deposits are now classified as interest-earning assets. However, due to the extremely low target federal funds rate in 2011 as established by the Federal Reserve, the amount of interest we earned on reserve deposits was negligible. The effect of this reserve requirement is to reduce the amount of our interest-earning assets that are available to invest in higher yielding assets, such as loans. However, due to the high level of overnight investments that we elected to maintain during 2011, the reserve deposit requirement and the low rate available on those deposits in 2011 did not cause us to forgo material income.

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

State and Local Taxation

New York State and New York City Taxation.

New York State Franchise Taxon corporations is imposed in an amount equal to the greater of (a) 7.1% of "entire net income" allocable to New York State (b) 3% of "alternative entire net income" allocable to New York State (c) 0.01% of the average value of assets allocable to New York State or (d) a nominal minimum tax. Entire net income is based on federal taxable income, subject to certain modifications. Alternative entire net income is equal to entire net income without certain modifications. The New York City Corporation Tax is imposed using similar alternative taxable income methods and rates.

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

For New York State and City tax purposes, the bad debt deduction conforms to the federal deduction.

Item 2. Properties.

At December 31, 2011, we conducted our business through five banking offices. Our main office and banking facility is at 4142 Hylan Boulevard.

Location	Description	Leased or Owned	Original Date Leased or Acquired	Date of Lease Expiration (2)	Net Book Value of Leasehold Improvements at December 31, 2011

4142 Hylan Boulevard
Staten Island, N.Y. 10308	Main Office	Leased	2005	3/25/2020	$1,542,116

755 Forest Avenue
Staten Island, N.Y. 10310	Branch	Leased	1999	11/30/2013	$25,894

One Hyatt Street
Staten Island, N.Y. 10301	Branch	Leased	1999	10/30/2014	$11,624

1762 Hylan Boulevard
Staten Island, N.Y. 10305	Branch	Leased	2001	6/30/2016	$110,311

1766 Hylan Boulevard (1)
Staten Island, N.Y. 10305	Retail Stores	Leased	2001	6/30/2016	$10,397

1065 Bay Street
Staten Island, N.Y. 10305	Branch	Leased	2006	04/26/2021	$93,588

Total net book value					$1,793,930

(1)	We leased the retail stores at 1766 Hylan Boulevard as a component of the lease for the 1762 Hylan Boulevard branch and we sublease the property to retail tenants.

(2)	We maintain multiple lease extension options that we may elect, in our sole discretion, which will extend the maturity of these leases.

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

Our common stock is quoted on the NASDAQ Global Market (“NADAQ GM”) under the symbol "VSBN".

The following table reflects the high and low bid price for our common stock during each calendar quarter of the last two fiscal years. Such information is derived from quotations published by Bloomberg LP. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High Bid	$12.74	$12.99	$11.39	$11.28
Low Bid	$11.16	$11.72	$10.02	$9.90

	2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High Bid	$12.12	$12.00	$12.75	$11.75
Low Bid	$9.01	$10.50	$9.76	$11.00

We have approximately 143 stockholders of record. We paid our first cash dividend of $0.06 per common share on January 2, 2008 to stockholders of record on November 29, 2007, and we paid quarterly dividends of $0.06 per share with respect to each calendar quarter thereafter through the end of 2011.

The following table sets forth information regarding our equity compensation plan information, and includes options issued to directors and officers and remaining options or restricted stock issuable to officers and directors.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	123,423	$14.27	37,177	(1)
Equity compensation plans not approved by security holders	None	N/A	None
Total	123,423	$14.27	37,177	(1)

(1)	Includes 14,500 shares of restricted stock available to be awarded under the Company’s 2010 Retention and Recognition Plan.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1) (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2011 to October 31, 2011	5,600	$10.00	5,600	94,300
November 1, 2011 to November 30, 2011	None	None	None	94,300
December 1, 2011 to December 31, 2011	21,500	$10.85	27,100	72,800
Total	27,100	$10.67	27,100	72,800

(1)	On September 14, 2011, we announced a third stock repurchase program for the repurchase of up to 100,000 shares of our common stock. All purchases shown in the table were pursuant to such plan.

(2)	As of December 31, 2011, we had repurchased a total of 27,200 shares of our common stock under the third stock repurchase program. We repurchased 227,200 shares of our common stock under all three stock repurchase programs.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

VSB Bancorp, Inc. (referred to using terms such as “we,” “us,” or the “Company”) is the holding company for Victory State Bank (the “Bank”), a New York State chartered commercial bank. Our primary business is owning all of the issued and outstanding stock of the Bank. Victory State Bank is a New York State chartered commercial bank, founded in November 1997. The Bank is supervised by the New York State Department of Financial Services (“NYSDFS”) and the Federal Deposit Insurance Corporation (“FDIC”). The Bank gathers deposits from individuals and businesses primarily in Staten Island and makes loans throughout that community. The Bank invests funds that are not used for lending primarily in government securities, mortgage backed securities and collateralized mortgage obligations. Customer deposits are insured, up to the applicable limit, by the FDIC. VSB Bancorp, Inc. common stock is quoted on the NASDAQ Global Market (“NASDAQ GM”) under the symbol "VSBN".

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

In order to support branch expansion and asset growth, we had not paid cash dividends prior to the fourth quarter of 2007. Our Board of Directors approved our first $0.06 cash dividend to stockholders of record on November 29, 2007, payable on January 2, 2008 and we paid quarterly dividends of $0.06 per share with respect to each calendar quarter thereafter through the end of 2011. We paid $429,935 of dividends out of net income of $1,880,629, for a dividend payout ratio of 23% in 2010 and we paid $433,235 of dividends out of net income of $1,444,451, for a dividend payout ratio of 30% in 2011. Thus, we retained the majority of our net income to increase our capital base to support our efforts to expand our franchise in the future.

During 2011, we faced a number of challenges, including an increase in non-accrual loans and a continuation of low market interest rates that pushed down our yields on assets. Our cost of funds, due to the downward pressure of deposit rates, declined but not as fast as our yield on assets. The real estate market continued to soften, which reduced deposit balances and loan originations from real estate attorneys who form a segment of our customer base. We incurred additional provisions for loan loss due to the increased level of delinquencies.

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

Critical Accounting Policies

We are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses during the reporting period. The allowance for loan losses, prepayment estimates on the mortgage-backed securities and collateralized mortgage obligation portfolios, contingencies and fair values of financial instruments are particularly subject to change and to management’s estimates. Actual results or values can differ from those estimates and may have an impact on our financial statements.

Asset/Liability Management

We maintain the interest rate sensitivity of our assets by investing primarily in CMOs and MBSs with short and intermediate average lives to generate cash flows and by originating and retaining primarily loans with interest rates that adjust based on the prime rate. As of December 31, 2011, prime based loans totaled $60,322,661, or 73.4% of total loans. Many of these prime based loans are subject to interest rate floors of 7.00% to 8.00%. We anticipate that we will continue to concentrate on originating prime based loans in our principal market areas. We also expect to continue to invest other available funds that we cannot invest in loans in short-term investment grade securities.

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

In the current interest rate environment, we generally have been investing available funds not needed for lending in CMOs and MBSs with estimated average lives of five years or less and we invested the increase in funds resulting from our growth in deposits in overnight liquid investments to the extent not needed to fund an increase in loans. As a result of this strategy, and based upon the assumptions used in the following table at December 31, 2011, our total interest-bearing assets maturing within one year exceeded our total interest-bearing liabilities maturing in the same period by $9,793,678, representing a one year cumulative positive gap ratio of 4.44%.In many cases, a positive gap ratio means that in an increasing rate environment, the interest that we earn on assets will reprice upward faster than the rates we pay on deposits. However, for a number of important reasons, that may not be the results we will experience if market interest rates begin to rise.

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

We closely monitor our interest rate risk as such risk relates to our operational strategies. The Company and the Victory State Bank Boards of Directors have established Asset/Liability Committees, responsible for reviewing our asset/liability policies and interest rate risk position, which generally meets quarterly and reports back to the Boards on interest rate risk and trends on a quarterly basis. In light of the current interest rate environment, we are attempting to maintain a position in which our assets reprice more quickly than our liabilities. There can be no assurance, however, that we will be able to achieve that result or that we will be able to avoid further spread compression or avoid negative consequences from interest rate fluctuations. Although we have not experienced a material runoff in our core deposits, there can be no assurances that such a runoff will not occur in the future if depositors seek higher yielding investments.

Our substantial level of non-interest-bearing demand deposits also furthers our goal of maintaining a positive gap because the interest cost of those deposits will not increase as market rates increase. However an increase in market interest rates could cause our customers to shift funds from demand deposits into interest earning deposits if interest rates are high enough to justify maintaining multiple accounts. Furthermore, effective July 2011, banks were permitted to pay interest on commercial demand deposits. This could have a significant effect on our net income by forcing us to pay interest on business demand deposits to maintain parity with our competitors.

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2011 which we estimate, based upon certain assumptions, will mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown which mature during a particular period were determined in accordance with the earlier of estimated repayment or runoff or the contractual terms of the asset or liability. There can be no assurance that deposits would reprice to peer bank’s historical levels if interest rates were to increase. Certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities, they may react in different degrees to changes in market interest rates. The table reflects only whether a yield or cost is expected to adjust without measuring whether the magnitude of the adjustment is the same for different types of assets or liabilities. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets may have features which restrict changes in interest rates on a short-term basis and over the life of the asset. For example, if a prime rate loan has a minimum interest rate of 7.0%, an increase in a very low prime rate might not be sufficient to increase the interest rate on the loan to more than the minimum. Further, in the event of a change in interest rates, prepayment and early withdrawal levels may deviate significantly, in a manner we cannot predict, from those assumed in calculating the table. Finally, the ability of many borrowers to service their prime rate loans may decrease in the event of interest rate increases.

	At December 31, 2011
	Three	Four	More than
	months	to twelve	One year to	More than
	or less	months	five years	five years	Total
Interest-earning assets:
Commercial loans (1)	$58,882,341	$411,826	$5,225,272	$5,324,419	$69,843,858
Consumer loans (1)	771,532	38,999	497,436	121,336	1,429,303
Mortgage-backed securities	9,725,945	29,177,835	65,648,956	—	104,552,736
Other interest-earning assets	44,723,487	—	—	—	44,723,487
Total interest-earning assets	114,103,305	29,628,660	71,371,664	5,445,755	220,549,384
Less:
Unearned (discount) and deferred fees(2)	44,960	134,879	681,634	—	861,473
Net interest-earning assets	114,148,265	29,763,539	72,053,298	5,445,755	221,410,857

Interest-bearing liabilities:
Savings accounts	17,178,525	—	—	—	17,178,525
NOW accounts	30,553,003	—	—	—	30,553,003
Money market accounts	27,261,828	—	—	—	27,261,828
Certificate accounts	27,104,830	32,019,940	6,769,766	—	65,894,536
Total interest-bearing liabilities	102,098,186	32,019,940	6,769,766	—	140,887,892

Interest sensitivity gap	$12,050,079	$(2,256,401)	$65,283,532	$5,445,755	$80,522,965
Cumulative gap	$12,050,079	$9,793,678	$75,077,210	$80,522,965	$80,522,965
Cumulative gap as a percentage of total interest-earning assets	5.46%	4.44%	34.04%	36.51%	36.51%
Cumulative net interest-earning assets as a percentage of total interest- bearing liabilities	111.80%	107.30%	153.29%	157.15%	157.15%

(1)	For purposes of the gap analysis, mortgage and other loans are reduced by non-performing loans but are not reduced by the allowance for possible loan losses.

(2)	For purposes of the gap analysis, unearned discount and deferred fees are pro-rated.

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

Average Balance Sheet

The following table sets forth certain information relating to our consolidated statements of financial condition and the consolidated statements of earnings for the fiscal years ended December 31, 2011, 2010 and 2009 and reflects the average yield on assets and average cost of liabilities for the period indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The average balance of loans receivable include loans on which we have discontinued accruing interest. The yields and costs include net fees, which are considered adjustments to yields. No tax equivalent adjustments have been made.

	Year Ended December 31,				Year Ended December 31,				Year Ended December 31,
	2011				2010				2009
	Average			Yield/	Average			Yield/	Average			Yield/
	Balance		Interest[1]	Cost	Balance		Interest[1]	Cost	Balance		Interest[1]	Cost

Assets:
Interest-earning assets:
Loans receivable	$81,755,097		$5,683,399	6.95%	$78,995,376		$5,800,691	7.34%	$71,655,679		$5,465,368	7.63%
Other interest earning assets	36,675,684		66,713	0.18	39,091,176		61,124	0.16	27,440,096		33,050	0.12
Investment securities	116,211,595		3,797,049	3.27	114,319,832		4,401,547	3.85	118,475,481		5,149,770	4.35
Total interest-earning assets	234,642,376		9,547,161	4.07	232,406,384		10,263,362	4.42	217,571,256		10,648,188	4.89

Non-interest earning assets	6,757,109				8,380,147				8,472,431
Total assets	$241,399,485				$240,786,531				$226,043,687

Liabilities and equity:
Interest-bearing liabilities:
Savings accounts	$16,803,092		46,719	0.28	$15,262,470		47,445	0.31	$13,733,980		50,145	0.37
Time accounts	64,184,904		479,705	0.75	65,196,898		572,292	0.88	66,249,743		925,793	1.40
Money market accounts	27,865,123		235,581	0.85	27,820,065		240,461	0.86	25,387,152		246,866	0.97
Now accounts	29,411,515		96,761	0.33	35,273,971		160,865	0.46	29,304,494		142,405	0.49
Total interest-bearing liabilities	138,264,634		858,766	0.62	143,553,404		1,021,063	0.71	134,675,369		1,365,209	1.01
Checking accounts	73,971,400				68,686,944				64,757,449
Escrow Deposits	384,468				437,880				484,013
Total	212,620,502				212,678,228				199,916,831
Other liabilities	1,784,938				2,169,130				1,740,429
Total liabilities	214,405,440				214,847,358				201,657,260
Equity	26,994,045				25,939,173				24,386,427
Total liabilities and equity	$241,399,485				$240,786,531				$226,043,687
Net interest income/net interest rate spread			$8,688,395	3.45%			$9,242,299	3.71%			$9,282,979	3.88%
Net interest earning assets/net interest margin	$96,377,742			3.70%	$88,852,980			3.98%	$82,895,887			4.27%
Ratio of interest-earning assets to interest-bearing liabilities	1.70	x			1.62	x			1.62	x

Return On Average Assets:				0.60%				0.78%				0.81%
Return On Average Equity:				5.35%				7.25%				7.47%
Equity To Assets:				11.21%				11.07%				10.33%
Dividend Payout Ratio				29.99%				22.86%				23.25%

1 - Interest on loans includes $130,341 in 2011, $25,261 in 2010 and $164,708 in 2009 representing interest received during the year on non-accrual loans that is attributable to prior years. Those amounts were excluded in calculating the average loan yield for the year in which they were received but were not added to the prior period interest in calculating the yield in the prior period.

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

	Year Ended December 31, 2011 Compared to December 31, 2010 Increase/(Decrease) In Net Interest Income			Year Ended December 31, 2010 Compared to December 31, 2009 Increase/(Decrease) In Net Interest Income			Year Ended December 31, 2009 Compared to December 31, 2008 Increase/(Decrease) In Net Interest Income
	Due to			Due to			Due to
	Volume	Rate	Net	Volume	Rate	Net	Volume	Rate	Net

Interest-earning assets:
Loans receivable	$202,564	($319,856)	($117,292)	$560,019	($224,696)	$335,323	$590,835	($204,043)	$386,792
Other interest-earning assets	(3,865)	9,454	5,589	13,981	14,093	28,074	201,204	(405,644)	(204,440)
Investment securities, afs	72,833	(677,331)	(604,498)	(180,771)	(567,452)	(748,223)	(71,293)	(478,165)	(549,458)
Total	271,532	(987,733)	(716,201)	393,229	(778,055)	(384,826)	720,746	(1,087,852)	(367,106)

Interest-bearing liabilities:
Savings accounts	4,776	(5,502)	(726)	5,655	(8,355)	(2,700)	10,628	(36,494)	(25,866)
Time accounts	(8,906)	(83,681)	(92,587)	(14,740)	(338,761)	(353,501)	(76,867)	(612,482)	(689,349)
Money market accounts	387	(5,267)	(4,880)	23,599	(30,004)	(6,405)	63,136	(126,984)	(63,848)
Now accounts	(26,967)	(37,137)	(64,104)	29,250	(10,790)	18,460	84,217	(68,878)	15,339
Subordinated debt	—	—	—	—	—	—	(214,685)	—	(214,685)
Total	(30,709)	(131,588)	(162,297)	43,765	(387,911)	(344,146)	(133,571)	(844,838)	(978,409)
Net change in net interest income	$302,241	($856,145)	($553,904)	$349,464	($390,144)	($40,680)	$854,317	($243,014)	$611,303

Effect of Adverse Conditions in the Real Estate Market

We rarely make residential mortgage loans to consumers to finance or refinance their home ownership. At December 31, 2011, we owned $108.5 million of securities that are either collateralized by residential mortgage loans or that represent shares in pools of such loans. However, 99.3% of those securities are issued or guaranteed by FNMA, GNMA or FHLMC. The remainder of the securities’ portfolio consist of investment grade fixed-rate securities rated AAA that are at least five years old. None of those securities have experienced ratings downgrades. We do not hold any loans in our portfolio of the type that are commonly known as subprime residential mortgage loans.

However, many of our customers, both loan and deposit customers, are involved in the residential construction business in Staten Island. We believe that the turmoil in the national housing and residential mortgage markets has had an adverse effect on some of our customers and has contributed to the increase in our level of past due loans. Weaknesses in the real estate market in general have also reduced the value of real estate collateral for some of our loans, which reduces our ability to recover loans in full when customers default in making regular payments.

An apparent slow down in the local housing market seems to have reduced the business activity of our customers. We believe that this, in turn, has caused a reduction in their demand for loans from us, such as construction loans to build new homes. It also appears to have reduced the level of deposits they maintain. Furthermore, as the housing market has slumped, we have become more selective in our origination of construction loans, making it more difficult to deploy funds from lower yielding securities investments into higher yielding loans.

The Effect of a Future Increase in Market Interest Rates.

The Federal Reserve Open Market Committee, after its January 2012 meeting, announced that “economic conditions--including low rates of resource utilization and a subdued outlook for inflation over the medium run--are likely to warrant exceptionally low levels for the federal funds rate at least through late 2014.” If this prediction is borne out, then the rates we charge on loans based upon market interest rates are likely to remain at low levels for the next few years. However, it is considered inevitable that market interest rates will eventually increase, and when this occurs, the increase appears likely to have a negative effect on our net interest income, at least in the short term after rates begin to rise.

Most of our loans are now at their interest rate floors and a substantial portion of our investment securities portfolio purchased at higher yields before interest rates began to decline have been repaid,with the proceeds reinvested at lower yields. Both of these factors are likely to slow the increase in our asset yields when market rates rise above their current historic lows. Specifically, the yields on most of our loans with interest rate floors will not begin to increase until the prime rate exceeds 6%, which is 275 basis points above the current prime rate. Furthermore, most of our securities investments with lower yields will retain those yields despite increases in market rates until we receive principal payments and we reinvest the payments at higher yields.

The cost of deposits initially declined more rapidly than our asset yields as interest rates declined. If market interest rate trend upward, the rates we pay on interest-bearing deposits, because of their lower starting point, can increase more in step with the basis point increases in market rates because of the need to maintain customer relationships, competitive pressures, and other factors.

As a result, although most of our loans are technically considered to be interest rate sensitive because they are tied to the prime rate, their sensitivity to market interest rate increases may lag behind our deposits, depending upon how fast interest rates increase. This could have an adverse effect on net interest income as interest rates increase. In addition, customers may exercise discretion in moving funds between different types of deposits to maximize their interest earnings when interest rates rise and they perceive a greater advantage in managing the movement of funds between accounts with different interest rates.

One tool we use to manage market interest rate increases is to increase overnight investments, as these investments are highly correlated with the change in market interest rates. Additionally, approximately one-third of our deposits are interest-free checking accounts and the rates on those accounts do not rise as market rates increase.

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

Comparative Results for the Years Ended December 31, 2011 and December 31, 2010

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

General. We had net income of $1,444,451 for the year ended December 31, 2011, compared to net income of $1,880,629 for the comparable period in 2010. The principal categories which make up the 2011 net income are:

•	Interest income of $9,547,161
•	Reduced by interest expense of $858,766
•	Reduced by a provision for loan losses of $595,000
•	Increased by non-interest income of $2,472,078
•	Reduced by non-interest expense of $7,936,962
•	Reduced by income tax expense of $1,184,060

We discuss each of these categories individually and the reasons for the differences between the years ended December 31, 2011 and 2010 in the following paragraphs.

Interest Income. Interest income was $9,547,161 for the year ended December 31, 2011, compared to $10,263,362 for the year ended December 31, 2010, a decrease of $716,201 or 7.0%. The main reason for the decline was a 58 basis point decrease in the yield on investment securities, partially offset by a $1,891,763 increase in average balance between the periods,which combined to cause a $604,498 decline in interest income on investment securities. The 58 basis point decrease in the average yield on our investment securities portfolio, from 3.85% to 3.27%, was due to the purchase of new investment securities at lower market rates than the rates we had been earning on the investment securities previously purchased that were gradually being repaid.

The increase in the average volume of our investment securities was due to a decision to invest available funds in investment securities rather than overnight investments in order to improve yields. The investment securities portfolio represented 76.0% of average non-loan interest earning assets in the 2011 period compared to 74.5% in the 2010 period as we purchased additional investment securities with available cash.

Interest income on loans decreased by $117,292 as a result of a 39 basis point decrease in the average loan yield due to an increase in average non-performing loans of $918,048, or 19.0%, from the year ended December 2010 to year ended December 2011. During the period in which interest is not being paid, non-performing loans continue to be included in the calculation of average loan yield, but with an effective yield of zero. We estimate that if all non-performing loans were performing according to their contractual terms during 2011, our average loan yield would have been approximately 53 basis points higher. In contrast, we estimate that the comparable effect in 2010 would have been approximately a 16 basis point increase in average loan yield.

The decrease in interest income on loans was partially offset by a $2.7 million increase in the average loan balance and a mitigating increase of $182,997 in interest income on loans categorized as non-accrual but which was collected on a cash basis. The increase in the average balance was the result of our efforts to increase our loan portfolio, which represents our highest yielding asset category.

The average yield on other interest earning assets (principally overnight investments) increased 2 basis points from 0.16% for the year ended December 31, 2010 to 0.18% for the year ended December 31, 2011, partially offset by a decrease in average balance of other interest earning assets of $2,415,492 from the year ended December 31, 2010 to the year ended December 31, 2011 as we elected to invest available funds in higher yielding loans and investment securities.

Interest Expense. Interest expense was $858,766 for the year ended December 31, 2011, compared to $1,021,063 for the year ended December 31, 2010, a decrease of $162,297 or 15.9%. The decrease was primarily the result of a reduction in the rates we paid on deposits, principally on time deposits and now accounts, reflecting a 13 basis point decrease in the cost of time deposits and a 13 basis point drop in the cost of now account deposits between the periods, due to the continuing low market interest rates. With market rates remaining at very low levels, customer time deposits continue to be renewed or replaced with new deposits at lower rates. As a result, our average cost of funds, excluding the effect of interest-free demand deposits, decreased to 0.62% from 0.71% between the periods.

Net Interest Income Before Provision for Loan Losses. Net interest income before the provision for loan losses was $8,688,395 for the year ended December 31, 2011, compared to $9,242,299 for the year ended December 31,2010, a decrease of $553,904,or 6.0%.The decrease was primarily because the reduction in our interest income was greater than the reduction in our cost of funds when comparing the year ended December 31, 2011 to the same period ended 2010. The average yield on interest earning assets declined by 38 basis points, while the average cost of funds declined by 9 basis points. The reduction in the yield on assets was principally due to the 58 basis point drop in the yield on investment securities, as new securities were purchased at market rates significantly below the rates on securities repaid or matured and a 39 basis point drop in the yield on loans, as average non-performing loans increased between the periods. The decline in the cost of funds was driven principally by the 13 basis point drop in the cost of time deposits and a 13 basis point drop in the cost of NOW account deposits. Overall, our interest rate spread declined 26 basis points, from 3.71% to 3.45% between the periods. We estimate that if all our non-performing loans had been performing in accordance with their terms throughout both 2010 and 2011, the decline in spread would have been only approximately 13 basis points instead of 26 basis points.

Our net interest margin decreased to 3.70% for the year ended December 31, 2011 from 3.98% in the same period of 2010. The interest rate margin decreased when we reinvested the proceeds from payments on investment securities at lower rates because of the continued decline in market interest rates. The margin is higher than the spread because it takes into account the effect of interest free demand deposits and capital.

Provision for Loan Losses.The provision for loan losses in any period depends upon the amount necessary to bring the allowance for loan losses to the level management believes is appropriate, after taking into account charge offs and recoveries. We took a provision for loan losses of $595,000 for the year ended December 31, 2011 compared to a provision for loan losses of $140,000 for the year ended December 31, 2010. The $455,000 increase in the provision was a result of increased net charge-offs between the periods and increased write downs on impaired loans between the periods, due to the reduction in the fair value of the underlying collateral.

Our allowance for loan losses is based on management's evaluation of the risks inherent in our loan portfolio and the general economy. We use the following framework each calendar quarter to evaluate the appropriateness of our allowance for loan losses. We conduct a loan by loan evaluation of credit losses in all non-performing or classified loans and we conduct a collective analysis of homogenous groups of performing loans to estimate credit losses in those loans on a group by group basis. Our individual evaluation of non-performing mortgage loans, which represent most of our non-performing loans, is based primarily upon updated appraisals. Our evaluation of homogenous groups of performing loans takes into account historical charge off rates we have experienced, as adjusted for pertinent current factors that may affect the extent to which we should rely upon our charge off history.

We experienced an increase of $4,484,604 in non-performing loans from $6,378,293 at December 31, 2010 to $10,862,897 at December 31, 2011. Most of those loans are secured by real estate. We individually evaluated the non-performing mortgage loans based primarily upon updated appraisals as part of our analysis of the appropriate level of our allowance for loan and lease losses. We had charge-offs of $668,995 for the year ended December 31, 2011 as compared to charge-offs of $22,712 for the year ended December 31, 2010. We also had recoveries (which are added back to the allowance for loan losses) of $139,795 for the year ended December 31, 2011 as compared to $96,478 in the same period of 2010. After increasing the provision for loan losses for the year ended December 31, 2011 compared to the same period in 2010, and considering other matters that increased or decreased the allowance, we determined that the level of our allowance at December 31, 2011 was appropriate to address inherent losses. We are aggressively collecting charged-off loans in an effort to recover the amounts charged off whenever we believe that collection efforts are likely to be fruitful.

Although management uses available information to assess the appropriateness of the allowance on a quarterly basis in consultation with outside advisors and the board of directors, changes in national or local economic conditions, the circumstances of individual borrowers, or other factors, may change, increasing the level of problem loans and requiring an increase in the level of the allowance. Overall, our allowance for loan losses increased from $1,277,220, or 1.56% of total loans, at December 31, 2010 to $1,343,020 or 1.64% of total loans, at December 31, 2011. There can be no assurance that a higher level, or a higher provision for loan losses, will not be necessary in the future.

Non-interest Income. Non-interest income was $2,472,078 for the year ended December 31, 2011, compared to $2,485,923 during the same period last year. The $13,845, or 0.6%, decrease in non-interest income was a direct result of a $68,130 decrease in service charges on deposits and a $17,698 decrease in net rental income, partially offset by a $68,332 increase in other income. Service charges on deposits consist mainly of insufficient fund fees, which are inherently volatile, and are based upon the number of items being presented for payment against insufficient funds.

Non-interest Expense. Non-interest expense was $7,936,962 for the year ended December 31, 2011, compared to $8,121,458 for the year ended December 31, 2010, a decrease of $184,496 or 2.3%. The principal shifts in the individual categories were:

•	an $163,500 decrease in FDIC and NYSDFS assessments due to change in the FDIC’s methodology for calculating the FDIC assessment rate;
•	a $58,748 decrease in legal expense due to a recovery of legal fees previously expensed on a settled lawsuit;partially offset by
•	a $38,451 increase in professional fees due to use of an independent contractor; and
•	a $29,254 increase in occupancy expenses due to remediation costs at a branch that flooded during Hurricane Irene.

In addition to these changes, we also experienced changes in the various other non-interest expenses categories due to normal fluctuations in operations.

Income Tax Expense. Income tax expense was $1,184,060 for the year ended December 31, 2011, compared to income tax expense of $1,586,135 for the same period ended 2010. The decrease in income tax expense was due to the $838,253 decrease in income before income taxes in the 2011 period. Our effective tax rate for the year ended December 31, 2011 was 45.1% and for the year ended December 31, 2010 was 45.8%.

Changes in Financial Condition

Total assets were $241,846,455 at December 31, 2011, an increase of $6,592,756, or 2.8%, from December 31, 2010. The increase resulted from the investment of funds available to us as the result of an increase in deposits and retained earnings. The deposit increase was caused generally by our efforts to grow our franchise and specifically by the deposit increases at our branch offices. We invested these funds primarily in cash and cash equivalents. The principal changes resulting in the net increase in assets can be summarized as follows:

•	a $12,807,418 net decrease in investment securities available for sale due to a less-favorable interest rate environment during the second half of 2011; and
•	a $19,342,686 net increase in cash and cash equivalents funded principally by the net principal repayments on investment securities.

In addition to these changes in major asset categories, we also experienced changes in other asset categories due to normal fluctuations in operations.

Our deposits (including escrow deposits) were $213,222,905 at December 31, 2011, an increase of $5,816,248 or 2.8%, from December 31, 2010 as a result of our active solicitation of retail deposits to increase funds for investment. The increase in deposits resulted from increases of $6,100,330 in non-interest demand deposits, $2,249,573 in time deposits, $2,240,085 in savings accounts, partially offset by a decrease of $4,585,864 in NOW accounts, $148,412 in money market accounts and $39,464 in escrow deposits.

Total stockholders’ equity was $27,102,260 at December 31, 2011, an increase of $1,057,404, or 4.06%, from December 31, 2010. The increase reflected:(i) a $1,011,216 net increase in retained earnings due to net income of $1,444,451 for the year ended December 31, 2011,partially offset by $433,235 of dividends paid in 2011; (ii) an increase in the net unrealized gain on securities available for sale of $113,720;and (iii) a reduction of $169,078 in Unearned ESOP shares reflecting the gradual payment of the loan we made to fund the ESOP’s purchase of our stock. Additionally, there was a $291,799 increase in Treasury shares representing the cost of 27,200 shares of common stock we repurchased in the third and fourth quarter of 2011 under our Company’s third stock repurchase plan.

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

In 2011, we had a net increase in total deposits of $5,816,248 due to increases of $6,100,330 in non-interest demand deposits, $2,249,573 in time deposits, $2,240,085 in savings accounts, partially offset by a decrease of $4,585,864 in NOW accounts, $148,412 in money market accounts and $39,464 in escrow deposits. These are all what are commonly known as “retail” deposits that we obtain through the efforts of our branch network rather than “wholesale” deposits that some banks obtain from deposit brokers. We also received proceeds from repayment of investment securities of $34,482,147. We used $21,774,024 of available funds to purchase new investment securities and we had a net loan increase of $306,966. These changes resulted in an overall increase in cash and cash equivalents of $19,342,686. Total cash and equivalents at December 31, 2011 were $48,107,673.

In contrast, in 2010, we had a net decrease in total deposits of $3,579,429 due to decreases of $3,965,223 in non-interest demand deposits, $1,066,683 in money market accounts, $1,024,165 in time deposits, $96,799 in escrow deposits and $63,496 in savings accounts, partially offset by an increase of $2,636,937 in NOW accounts. These were likewise all “retail” deposits. We also received proceeds from repayment of investment securities of $38,643,601. We used $46,528,587 of available funds to purchase new investment securities and we had a net loan increase of $2,520,342. These changes resulted in an overall decrease in cash and cash equivalents of $10,951,932. Total cash and equivalents at December 31, 2010 were $28,764,987.

At December 31, 2011, cash and cash equivalents represented 19.9% of total assets. We have increased our cash and cash equivalents to help buffer the adverse effects of potential, future rising interest rates. We anticipate, based upon historical experience that these funds, combined with cash inflows we anticipate from payments on our loan and investment securities portfolios, will be sufficient to fund loan growth and unanticipated deposit outflows. As noted above, the federal legal prohibition on paying interest on demand deposit accounts was repealed effective July 2011. Depending upon competitive pressures, we may need to implement interest-paying business checking in order to maintain demand deposits at historical levels or to increase such deposits.

As a secondary source of liquidity, at December 31, 2011 we had $108.5 million of investment securities classified available for sale. The disposition of these securities prior to maturity is an option available to us in the event, which we believe is unlikely, that our primary sources of liquidity and expected cash flows are insufficient to meet our need for funds. Additionally, we have the ability to borrow funds at the Federal Home Loan Bank of New York and the Federal Reserve Bank of New York using securities in our investment portfolio as collateral if the need arises. Based upon our assets size and the amount of our securities portfolio that qualifies as eligible collateral, we had more than $71.8 million of unused borrowing capability from the FHLBNY at December 31, 2011. Victory State Bank also has a $2 million unsecured credit facility with Atlantic Central Bankers Bank, which the Bank has not drawn upon. We do not anticipate a need for additional capital resources and do not expect to raise funds through a stock offering in the near future. We have sufficient resources to allow us to continue to make loans as appropriate opportunities arise without having to rely on government funds to support our lending activities.

Victory State Bank satisfied all capital ratio requirements of the Federal Deposit Insurance Corporation at December 31, 2011, with a Tier I Leverage Capital ratio of 10.30%, a Tier I Capital to Risk-Weighted Assets ratio of 26.65%, and a Total Capital to Risk-Weighted Assets ratio of 27.90%.

The following table sets forth our contractual obligations and commitments for future lease payments, time deposit maturities and loan commitments.

Contractual Obligations and Commitments at December 31, 2011

Contractual Obligations	Payment due by Period
	Less than	One to three	Four to five	After	Total Amounts
	One Year	years	years	five years	committed

Minimum annual rental payments under non-cancelable operating leases	$420,988	$810,167	$650,157	$755,996	$2,637,308
Remaining contractual maturities of time deposits	59,621,095	3,303,606	2,969,835	—	65,894,536
Total contractual cash obligations	$60,042,083	$4,113,773	$3,619,992	$755,996	$68,531,844

Other commitments	Amount of commitment Expiration by Period
	Less than	One to three	Four to five	After	Total Amounts
	One Year	years	years	five years	committed

Loan commitments	$14,437,468	$4,563,354	$26,000	$—	$19,026,822

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

Item 8.

The company’s financial statements appear on the following pages:

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

VSB Bancorp, Inc.

Staten Island, New York

We have audited the accompanying consolidated statements of financial condition of VSB Bancorp, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of earnings, stockholders’ equity and comprehensive income, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of VSB Bancorp, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Horwath LLP

New York, New York
March 26, 2012

VSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

DECEMBER 31, 2011 AND 2010

ASSETS	2011	2010

Cash and cash equivalents	$48,107,673	$28,764,987
Investment securities, available for sale	108,500,489	121,307,907
Loans receivable (net of allowance for loan losses of $1,343,020 and $1,277,220, respectively)	80,567,970	80,261,004
Accrued interest receivable	582,942	673,967
Premises and equipment, net	2,332,727	2,732,229
Prepaid and other assets	1,754,654	1,513,605

Total assets	$241,846,455	$235,253,699

LIABILITIES AND STOCKHOLDERs’ EQUITY

LIABILITIES:
Deposits
Non-interest bearing	$72,687,621	$66,626,755
Interest bearing	140,535,284	140,779,902
Total deposits	213,222,905	207,406,657
Accounts payable, accrued expenses and other liabilities	1,521,290	1,802,186

Total liabilities	214,744,195	209,208,843

Commitments and contigent liabilities (Note 12)	—	—

STOCKHOLDERs’ EQUITY
Common stock ($.0001 par value, 10,000,000 shares authorized at December 31, 2011 and 3,000,000 shares authorized at December 31, 2010, 1,989,509 issued, 1,797,809 outstanding at December 31, 2011 and 1,825,009 outstanding at December 31, 2010)	199	199
Additional paid-in capital	9,304,789	9,249,600
Retained earnings	18,574,651	17,563,435
Treasury stock, at cost (191,700 shares at December 31, 2011 and 164,500 shares at December 31, 2010)	(1,935,596)	(1,643,797)
Unearned Employee Stock Ownership Plan shares	(394,516)	(563,594)
Accumulated other comprehensive gains, net of taxes of $1,309,447 and $1,213,545, respectively	1,552,733	1,439,013

Total stockholders’ equity	27,102,260	26,044,856

Total liabilities and stockholders’ equity	$241,846,455	$235,253,699

See notes to consolidated financial statements.

VSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF EARNINGS FOR THE YEARS ENDED DECEMBER 31,  2011 AND 2010

	2011	2010
INTEREST INCOME:
Loans receivable	$5,683,399	$5,800,691
Investment securities	3,797,049	4,401,547
Other interest income	66,713	61,124
Total interest income	9,547,161	10,263,362

INTEREST EXPENSE:
Deposits	858,766	1,021,063
Total interest expense	858,766	1,021,063

Net interest income	8,688,395	9,242,299

PROVISION FOR LOAN LOSSES	595,000	140,000

Net interest income after provision for loan losses	8,093,395	9,102,299

NON-INTEREST INCOME:
Deposit service fees	2,122,267	2,190,397
Other income	349,811	295,526
Total non-interest income	2,472,078	2,485,923

NON-INTEREST EXPENSES:
Salaries and employee benefits	3,902,334	3,968,499
Occupancy and equipment	1,474,792	1,445,538
Data processing service fees	267,519	264,423
Legal fees	215,519	274,267
Professional fees	291,301	252,850
Director fees	254,700	239,600
FDIC and NYSBD assessments	235,500	399,000
Supplies and service	350,959	351,699
Checkbook charges	139,743	126,814
Other	804,595	798,768
Total non-interest expenses	7,936,962	8,121,458

INCOME BEFORE INCOME TAXES	2,628,511	3,466,764

PROVISION/(BENEFIT) FOR INCOME TAXES:
Current	1,610,151	1,670,259
Deferred	(426,091)	(84,124)

Total income taxes	1,184,060	1,586,135

NET INCOME	$1,444,451	$1,880,629

Earnings per share:
Basic	$0.80	$1.06
Diluted	$0.80	$1.06
Comprehensive income	$1,558,171	$1,693,427

See notes to consolidated financial statements.

VSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERs’ EQUITY AND COMPREHENSIVE INCOME FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	Number						Accumulated
	of		Additional		Treasury	Unearned	Other	Total
	Common	Common	Paid-in	Retained	Stock,	ESOP	Comprehensive	Stockholders’
	Shares	Stock	Capital	Earnings	at cost	Shares	Gain	Equity

Balance at January 1, 2010	1,762,191	$195	$9,317,719	$16,112,741	$(1,840,249)	$(732,672)	$1,626,215	$24,483,949
Exercise of stock options,including tax benefit	44,375	4	292,207					292,211
Stock-based compensation			70,811					70,811
Amortization of earned portion of ESOP common stock						169,078		169,078
Amortization of cost over fair value - ESOP			(35,551)					(35,551)
Cash dividends declared ($0.24 per share)				(429,935)				(429,935)
Purchase of treasury stock, at cost	(17,057)				(199,134)			(199,134)
Contribution to RRP Trust from treasury shares	35,500		(395,586)		395,586			—
Comprehensive income:
Net income				1,880,629				1,880,629
Other comprehensive income, net:
Change in unrealized gain on securities available for sale, net of tax effects	—	—	—	—	—	—	(187,202)	(187,202)
Total comprehensive income								1,693,427

Balance at December 31, 2010	1,825,009	$199	$9,249,600	$17,563,435	$(1,643,797)	$(563,594)	$1,439,013	$26,044,856

Stock-based compensation			95,952					95,952
Amortization of earned portion of ESOP common stock						169,078		169,078
Amortization of cost over fair value - ESOP			(40,763)					(40,763)
Cash dividends declared ($0.24 per share)				(433,235)				(433,235)
Purchase of treasury stock, at cost	(27,200)				(291,799)			(291,799)
Comprehensive income:
Net income				1,444,451				1,444,451
Other comprehensive income, net:
Change in unrealized gain on securities available for sale, net of tax effects	—	—	—	—	—	—	113,720	113,720
Total comprehensive income								1,558,171

Balance at December 31, 2011	1,797,809	$199	$9,304,789	$18,574,651	$(1,935,596)	$(394,516)	$1,552,733	$27,102,260

See notes to consolidated financial statements.

VSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2011 and 2010

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,444,451	$1,880,629
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	600,362	598,384
Amortization of premium/(accretion of income), net	184,063	34,449
ESOP compensation expense	128,315	102,065
Stock-based compensation expense	95,952	70,811
Provision for loan losses	595,000	140,000
Changes in operating assets and liabilities:
Decrease in prepaid and other assets	356,385	159,951
Decrease in accrued interest receivable	91,025	48,261
Increase in deferred income taxes	(426,091)	(84,124)
(Decrease)/increase in accrued expenses, income tax payable and other liabilities	(280,896)	545,807
Net cash provided by operating activities	2,788,566	3,496,233

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in loans receivable	(1,044,357)	(2,520,342)
Proceeds from repayments and calls of investment securities, available for sale	34,482,147	38,643,601
Purchase of investment securities, available for sale	(21,774,024)	(46,528,587)
Purchases of premises and equipment, net	(200,860)	(126,550)
Net provided by/(used in) investing activities	11,462,906	(10,531,878)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	5,816,248	(3,579,429)
Cash dividends paid	(433,235)	(429,935)
Exercise of stock options	—	292,211
Purchase of treasury stock, at cost	(291,799)	(199,134)
Net cash provided by/(used in) financing activities	5,091,214	(3,916,287)

NET (INCREASE)/DECREASE IN CASH AND CASH EQUIVALENTS	19,342,686	(10,951,932)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	28,764,987	39,716,919

CASH AND CASH EQUIVALENTS, END OF YEAR	$48,107,673	$28,764,987

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$860,794	$1,051,191
Income taxes	$1,691,717	$1,630,317

SUPPLEMENTAL NONCASH DISCLOSURE:
Transfer from loans to real estate owned	$267,246	$—

See notes to consolidated financial statements.

VSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2011 and 2010

1. GENERAL

VSB Bancorp, Inc. (referred to using terms such as “we,” “us,” or the “Company”) is the holding company for Victory State Bank (the “Bank”), a New York chartered commercial bank. Our primary business is owning all of the issued and outstanding stock of the Bank. Our common stock is listed on the NASDAQ Global Market. We trade under the symbol “VSBN”.

Through the Bank, the Company is primarily engaged in the business of commercial banking, and to a lesser extent retail banking. The Bank gathers deposits from individuals and businesses primarily in Staten Island, New York and makes loans throughout that community. Therefore, the Company’s exposure to credit risk is significantly affected by changes in the local Staten Island economic and real estate markets. The Bank invests funds that are not used for lending primarily in government securities, mortgage backed securities and collateralized mortgage obligations. Customer deposits are insured, up to the applicable limit, by the Federal Deposit Insurance Corporation (“FDIC”). The Bank is supervised by the New York State Department of Financial Services (“NYDFS”) and the FDIC.

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

Cash and Cash Equivalents – Cash and cash equivalents consist of cash on hand, due from banks and interest-bearing deposits. Interest-bearing deposits with original maturities of 90 days or less are included in this category. Customer loan and deposit transactions are reported on a net cash basis. Regulation D of the Board of Governors of the Federal Reserve System requires that Victory State Bank maintain interest-bearing deposits or cash on hand as reserves against its demand deposits. The amount of reserves which Victory State Bank is required to maintain depends upon its level of transaction accounts. During the fourteen day period from December 29, 2011 through January 11, 2012, Victory State Bank was required to maintain reserves, after deducting vault cash, of $3,462,000. Reserves are required to be maintained on a fourteen day basis, so, from time to time, Victory State Bank may use available cash reserves on a day to day basis, so long as the fourteen day average reserves satisfy Regulation D requirements. Victory State Bank is required to report transaction account levels to the Federal Reserve on a weekly basis.

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

The Company invests primarily in agency collateralized mortgage-Backed obligations (“CMOs”) with estimated average lives primarily under 7 Years and mortgage-backed securities. These securities are primarily issued by the Federal National Mortgage Association (“FNMA”), the Government National Mortgage Association (“GNMA”) or the Federal Home Loan Mortgage Corporation (“FHLMC”) and are primarily comprised of mortgage pools guaranteed by FNMA, GNMA or FHLMC. The Company also invests in whole loan CMOs, all of which are AAA rated. These securities expose the Company to risks such as interest rate, prepayment and credit risk and thus pay a higher rate of return than comparable treasury issues.

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

The Company has a policy that all loans 90 days past due are placed on non-accrual status. It is the Company’s policy to cease the accrual of interest on loans to borrowers past due less than 90 days where a probable loss is estimated and to reverse out of income all interest that is due but has not been paid. The Company applies payments received on non-accrual loans to the outstanding principal balance due before applying any amount to interest, until the loan is restored to an accruing status. On a limited basis, the Company may apply a payment to interest on a non-accrual loan if there is no impairment or no estimated loss on these assets. The Company continues to accrue interest on construction loans that are 90 days past contractual maturity date if the loan is expected to be paid in full in the next 60 days and all interest is paid up to date.

Loan origination fees and certain direct loan origination costs are deferred and the net amount recognized over the contractual loan terms using the level-yield method, adjusted for periodic prepayments in certain circumstances.

The Company considers a loan to be impaired when, based on current information, it is probable that the Company will be unable to collect all principal and interest payments due according to the contractual terms of the loan agreement. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Impairment is measured on a loan by loan basis for commercial and construction loans. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral. The fair value of the collateral, as reduced by costs to sell, is utilized if a loan is collateral dependent. The fair value of the collateral is estimated by obtaining a new appraisal, if the loan amount exceeds $100,000, or by adjusting the most recent appraisal to reflect the current market if the loan is less than $100,000 or a more recent appraisal has yet to be received. Loans with modified terms that the Company would not normally consider, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired. Large groups of homogeneous loans are collectively evaluated for impairment.

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

Basic net income per share of common stock is based on 1,767,689 shares and 1,757,210 shares, the weighted average number of common shares outstanding for the years ended December 31, 2011 and 2010, respectively. Diluted net income per share of common stock is based on 1,767,760 and 1,757,377, the weighted average number of common shares outstanding plus potentially dilutive common shares for the years ended December 31, 2011 and 2010, respectively. The weighted average number of potentially dilutive common shares excluded in calculating diluted net income per common share due to the anti-dilutive effect is 36,902 and 34,727 shares for the years ended December 31, 2011 and 2010, respectively. Common stock equivalents were calculated using the treasury stock method.

The reconciliation of the numerators and the denominators of the basic and diluted per share computations for the years ended December 31, are as follows:

Reconciliation of EPS
	Year Ended	Year Ended
	December 31, 2011	December 31, 2010
Basic
Distributed earnings allocated to common stock	$424,245	$421,730
Undistributed earnings allocated to common sock	995,275	1,435,162
Net earnings allocated to common stock	$1,419,520	$1,856,892

Weighted common shares outstanding including participating securities	1,798,735	1,781,025
Less: Participating securities	(31,046)	(23,815)
Weighted average shares	1,767,689	1,757,210

Basic EPS	$0.80	$1.06

Diluted
Net earnings allocated to common stock	$1,419,520	$1,856,892

Weighted average shares for basic	1,767,689	1,757,210
Dilutive effects of:
Stock Options	71	167
Unvested shares not considered particpating securtities	—	—
	1,767,760	1,757,377

Diluted EPS	$0.80	$1.06

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

Stock Repurchase Programs – On September 8, 2008, the Company announced that its Board of Directors had authorized a Rule 10b5-1 stock repurchase program for the repurchase of up to 100,000 shares of the Company’s common stock. On April 21, 2009, the Company announced that its Board of Directors had authorized a second Rule 10b5-1 stock repurchase program for the repurchase of up to an additional 100,000 shares of the Company’s common stock. The Company has repurchased a total of 200,000 shares of its common stock under these stock repurchase programs, which were completed by the end of 2010. On September 14, 2011, the Company announced that its Board of Directors had authorized a third Rule 10b5-1 stock repurchase program for the repurchase of up to an additional 100,000 shares of the Company’s common stock. At December 31, 2011, the Company had repurchased a total of 27,200 shares of its common stock under this third stock repurchase program. Stock repurchases under the programs have been accounted for using the cost method, in which the Company will reflect the entire cost of repurchased shares as a separate reduction of stockholders’ equity on its balance sheet.

Retention and Recognition Plan – At the April 27, 2010 Annual Meeting, the stockholders of VSB Bancorp, Inc. approved the adoption of the 2010 Retention and Recognition Plan (the “RRP”). The RRP authorizes the award of up to 50,000 shares of its common stock to directors, officers and employees. In conjunction with the approval the RRP, stockholders approved the award of 4,000 shares of stock to each of its eight directors who had at least five years of service. The director awards will vest over five years, with 20% vesting annually for each of the first five years after the award is made, subject to acceleration and forfeiture. On April 27, 2011, 6,400 shares or 20% of the 32,000 shares of stock awarded to its eight directors who had at least five years of service had vested. On June 8, 2010, an additional 3,500 shares of stock were awarded to the President and CEO of the Company, which will vest over a 65 month period, with 20% vesting annually for each of the first five years starting in November 2011, subject to acceleration and forfeiture. On November 16, 2011, 700 shares or 20% of the 3,500 shares of stock awarded to the President and CEO of the Company had vested. The recipient of an award will not be required to make any payment to receive the award or the stock covered by the award. The Company recognizes compensation expense for the shares awarded under the RRP gradually as the shares vest, based upon the market price of the shares on the date of the award.

Comprehensive Income - Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses, net of taxes, on securities available for sale which are also recognized as separate components of equity.

Recently-Adopted Accounting Standards - In April 2011, the FASB issued ASU No. 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” This ASU amends Topic 310 and provides additional guidance to creditors for evaluating whether a modification or restructuring of a receivable is a troubled debt restructuring. The amendments in this update are effective for the first interim or annual period beginning on or after June 15, 2011 and should be applied retrospectively to the beginning of the annual period of adoption. The new guidance will require creditors to evaluate modifications and restructurings of receivables using a more principles-based approach, which may result in more modifications and restructurings being considered troubled debt restructurings. For purposes of measuring impairment of these receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. Early adoption is permitted. We do not expect that this accounting standards update will have a material impact on our financial condition, results of operations or financial statement disclosures.

3. INVESTMENT SECURITIES, AVAILABLE FOR SALE

The following table summarizes the amortized cost and fair value of the available-for-sale investment securities portfolio at December 31, 2011 and 2010 and the corresponding amounts of unrealized gains and losses herein:

	December 31, 2011
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

FNMA MBS - Residential	$5,080,697	$109,069	$—	$5,189,766
GNMA MBS - Residential	6,748,239	228,105	—	6,976,344
Whole Loan MBS - Residential	786,085	20,531	—	806,616
Collateralized mortgage obligations	93,023,287	2,504,478	(2)	95,527,763
	$105,638,308	$2,862,183	$(2)	$108,500,489

	December 31, 2010
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

FNMA MBS - Residential	$3,428,696	$142,521	$—	$3,571,217
GNMA MBS - Residential	4,092,912	65,164	(76,964)	4,081,112
Whole Loan MBS - Residential	1,212,246	23,255	—	1,235,501
Collateralized mortgage obligations	109,921,495	2,906,359	(407,777)	112,420,077
	$118,655,349	$3,137,299	$(484,741)	$121,307,907

There were no sales of investment securities for the years ended December 31, 2011 and 2010.

The amortized cost and fair value of the investment securities portfolio are shown by expected maturity. Expected maturities may differ from contractual maturities, especially for collateralized mortgage obligations, if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2011
	Amortized	Fair
	Cost	Value
Less than one year	$—	$—
Due after one year through five years	4,828,499	5,090,229
Due after five years through ten years	16,809,113	17,350,352
Due after ten years	84,000,696	86,059,908
	$105,638,308	$108,500,489

The following table summarizes the investment securities with unrealized losses at December 31, 2011 and 2010 by aggregated major security type and length of time in a continuous unrealized loss position:

December 31, 2011	Less than 12 months		More than 12 months		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

FNMA MBS	$—	$—	$—	$—	$—	$—
GNMA MBS	—	—	—	—	—	—
Whole Loan MBS	—	—	—	—	—	—
Collateralized mortgage obligations	5,038	(2)	—	—	5,038	(2)
	$5,038	$(2)	$—	$—	$5,038	$(2)

December 31, 2010	Less than 12 months		More than 12 months		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

FNMA MBS	$—	$—	$—	$—	$—	$—
GNMA MBS	2,991,961	(76,964)	—	—	2,991,961	(76,964)
Whole Loan MBS	—	—	—	—	—	—
Collateralized mortgage obligations	20,223,509	(407,777)	—	—	20,223,509	(407,777)
	$23,215,470	$(484,741)	$—	$—	$23,215,470	$(484,741)

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

At December 31, 2011, the unrealized loss on investment securities was caused by average life increases. We expect that these securities, at maturity, will be settled for at least the amortized cost of the investment. Because the decline in fair value is attributable to changes in average life and not credit quality, and because the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before recovery of the amortized cost basis less any current-period loss, these investments are not considered other-than-temporarily impaired. At December 31, 2011, there were no debt securities with unrealized losses with aggregate depreciation of 5% or more from the Company’s amortized cost basis.

Securities pledged had a fair value of $55,080,059 and $66,089,701 at December 31, 2011 and 2010, respectively and were pledged to secure public deposits and balances in excess of the deposit insurance limit on certain customer accounts.

4. LOANS RECEIVABLE, NET

Loans receivable, net at December 31, 2011 and 2010 are summarized as follows:

	2011	2010
Commercial loans (principally variable rate):
Secured	$1,522,639	$1,393,532
Unsecured	12,997,139	12,924,378
Total commercial loans	14,519,778	14,317,910

Real estate loans:
Commercial	59,376,008	58,204,596
Residential	2,309,899	2,460,114
Total real estate loans	61,685,907	60,664,710

Construction loans (net of undisbursed funds of $2,215,000 and $2,672,000, respectively)	4,610,000	5,874,500

Consumer loans	602,144	533,860
Other loans	717,261	386,750
	1,319,405	920,610
Total loans receivable	82,135,090	81,777,730
Less:
Unearned loans fees, net	(224,100)	(239,506)
Allowance for loan losses	(1,343,020)	(1,277,220)
Total	$80,567,970	$80,261,004

Nonaccrual loans outstanding at December 31, 2011 and 2010 are summarized as follows:

	2011	2010
Nonaccrual loans:
Unsecured commercial loans	$—	$37,706
Commercial real estate	8,265,397	4,064,281
Residential real estate	2,200,000	2,276,306
Construction	397,500	—

Total nonaccrual loans	$10,862,897	$6,378,293

	2011	2010
Interest income that would have been recorded during the period on nonaccrual loans outstanding in accordance with original terms	$595,946	$469,484

At December 31, 2011 and 2010, there were no loans 90 days past due and still accruing interest.

The following table presents the aging of the past due loan balances as of December 31, 2011 and 2010 by class of loans:

December 31, 2011
		30-59 Days	60-89 Days	Greater than 90 Days	Total	Loans Not
	Total	Past Due	Past Due	Past Due	Past Due	Past Due

Commercial loans:
Unsecured	$12,997,139	$84,529	$16,260	$—	$100,789	$12,896,350
Secured	1,522,639	—	—	—	—	1,522,639
Real Estate loans
Commercial	59,376,008	997,740	359,620	8,265,397	9,622,757	49,753,251
Residential	2,309,899	—	—	2,200,000	2,200,000	109,899
Construction loans	4,610,000	—	—	397,500	397,500	4,212,500
Consumer loans	602,144	678	—	—	678	601,466
Other loans	717,261	—	—	—	—	717,261
Total loans	$82,135,090	$1,082,947	$375,880	$10,862,897	$12,321,724	$69,813,366

December 31, 2010
		30-59 Days	60-89 Days	Greater than 90 Days	Total	Loans Not
	Total	Past Due	Past Due	Past Due	Past Due	Past Due

Commercial loans:
Unsecured	$12,924,378	$46,562	$42,708	$37,706	$126,976	$12,797,402
Secured	1,393,532	—	—	—	—	1,393,532
Real Estate loans
Commercial	58,204,596	3,103,589	277,960	4,064,281	7,445,830	50,758,766
Residential	2,460,114	—	—	2,276,306	2,276,306	183,808
Construction loans	5,874,500	795,000	—	—	795,000	5,079,500
Consumer loans	533,860	11,277	—	—	11,277	522,583
Other loans	386,750	2,279	—	—	2,279	384,471
Total loans	$81,777,730	$3,958,707	$320,668	$6,378,293	$10,657,668	$71,120,062

Nonaccrual loans include smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

Loans individually evaluated for impairment were as follows:

	December 31,	December 31,
	2011	2010

Loans with no allocated allowance for loan losses:
Commercial real estate	$6,662,331	$39,377
Construction	397,500	—
Residential real estate	2,200,000	—
Loans with allocated allowance for loan losses:
Commercial and financial	—	36,837
Commercial real estate	1,350,374	3,448,695
	$10,610,205	$3,524,909

Amount of the allowance for loan losses allocated:
Commercial and financial	$—	$7,367
Commercial real estate	346,095	83,459
	$346,095	$90,826

The following table sets forth certain information about impaired loans with a measured impairment:

	Year Ended	Year Ended
	December 31,	December 31,
	2011	2010
Average of individually impaired loans during period:
Commercial real estate	$3,630,540	$774,707
Construction	198,750	—
Commercial unsecured	94,278	38,712
Residential real estate	1,650,000	—
	$5,573,568	$813,419

Interest income recognized during time period that loans were impaired, using accrual or cash-basis method of accounting	$165,515	$—

Troubled Debt Restructurings:

The Company has allocated $3,412 and $7,367 of specific reserves to customers whose loan terms have been modified in trouble debt restructurings (“TDRs”) as of December 31, 2011 and December 31, 2010. The Company has not committed to lend any additional amounts to customers with outstanding loans that are classified as TDRs.

The outstanding principal balance of trouble debt restructurings at December 31, 2011 was $4,576,997 and at December 31, 2010 was $2,825,494. None of the loans currently classified as TDRs have defaulted during this period. The TDR’s that are being reported on are all current and are paying under the modified arrangements.

The terms of certain other loans were modified during the year ended December 31, 2011 that did not meet the definition of a TDR. These loans have a total recorded investment as of December 31, 2011 of $279,570. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification.

The following table presents loans by class modified as troubled debt restructurings that occurred during the period ending December 31, 2011:

	Number	Pre-Modification Outstanding Recorded	Post-Modification Outstanding Recorded
	of Loans	Investment	Investment
Troubled Debt Restructurings:
Commerical real estate	2	$1,800,000	$1,800,000

The troubled debt restructurings described above did not require an additional allowance during the period ending December 31, 2011.

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

Special Mention.Loans categorized as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position as some future date.

Substandard.Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

Doubtful. Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristics that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.

The following table sets forth at December 31, 2011 and 2010, the aggregate carrying value of our assets categorized as Special Mention, Substandard and Doubtful according to asset type:

	At December 31, 2011

	Special			Not
	Mention	Substandard	Doubtful	Classified	Total

Commercial Loans:
Secured	$—	$—	$—	$1,522,639	$1,522,639
Unsecured	127,132	50,379	—	12,819,628	12,997,139
Commercial Real Estate	2,012,188	9,039,881	—	48,323,939	59,376,008
Residential Real Estate	—	2,200,000	—	109,899	2,309,899
Construction	—	397,500	—	4,212,500	4,610,000
Consumer	12,682	—	—	589,462	602,144
Other	5,306	—	—	711,955	717,261
Total loans	$2,157,308	$11,687,760	$—	$68,290,022	$82,135,090

Real estate owned	—	267,246	—	—	267,246
Total assets	$2,157,308	$11,955,006	$—	$68,290,022	$82,402,336

	At December 31, 2010

	Special			Not
	Mention	Substandard	Doubtful	Classified	Total

Commercial Loans:
Secured	$—	$—	$—	$1,393,532	$1,393,532
Unsecured	459,160	37,706	—	12,427,512	12,924,378
Commercial Real Estate	4,250,511	5,623,816	—	48,330,269	58,204,596
Residential Real Estate	—	2,276,306	—	183,808	2,460,114
Construction	—	—	—	5,874,500	5,874,500
Consumer	18,117	—	—	515,743	533,860
Other	12,096	—	—	374,654	386,750
Total loans	$4,739,884	$7,937,828	$—	$69,100,018	$81,777,730

The activity in the allowance for loan losses, for the years ended December 31, 2011 and 2010:

	For the Year	For the Year
	Ended	Ended
	December 31, 2011	December 31, 2010

Beginning balance	$1,277,220	$1,063,454
Charge-offs:
Commercial Loans:
Unsecured	(532,957)	(15,765)
Commercial Real Estate	(74,512)	—
Residential Real Estate	(57,715)	—
Other	(3,811)	(6,947)
Total charge-offs	(668,995)	(22,712)
Recoveries:
Commercial Loans:
Unsecured	118,131	79,119
Commercial Real Estate	5,500	1,050
Residential Real Estate	12,500	—
Consumer	164	2,000
Other	3,500	14,309
Total recoveries	139,795	96,478
Provision	595,000	140,000

Ending balance	$1,343,020	$1,277,220

The following table presents the balance in the allowance for loan losses and the recorded balance in loans, by portfolio segment, and based on impairment method as of December 31, 2011 and 2010:

December 31, 2011					Residential
	Commercial	Commercial		Commerical	Real	Other
	Unsecured	Secured	Construction	Real Estate	Estate	Loans	Total

Allowance for loan losses:
Ending allowance balance attributable to loans
Individually evaluated for impairment	$6,664	$—	$—	$363,520	$—	$—	$370,184
Collectively evaluated for impairment	468,022	12,356	34,184	417,300	672	40,302	972,836
Total ending allowance balance	$474,686	$12,356	$34,184	$780,820	$672	$40,302	$1,343,020

Loans:
Individually evaluated for impairment	$50,379	$—	$397,500	$9,039,881	$2,200,000	$—	$11,687,760
Collectively evaluated for impairment	12,946,760	1,522,639	4,212,500	50,336,127	109,899	1,319,405	70,447,330
Total ending loans balance	$12,997,139	$1,522,639	$4,610,000	$59,376,008	$2,309,899	$1,319,405	$82,135,090

December 31, 2 010
					Residential
	Commercial	Commercial		Commerical	Real	Other
	Unsecured	Secured	Construction	Real Estate	Estate	Loans	Total

Allowance for loan losses:
Ending allowance balance attributable to loans
Individually evaluated for impairment	$7,541	$—	$—	$132,511	$1,717	$—	$141,769
Collectively evaluated for impairment	513,412	13,486	52,138	520,851	5,457	30,107	1,135,451
Total ending allowance balance	$520,953	$13,486	$52,138	$653,362	$7,174	$30,107	$1,277,220

Loans:
Individually evaluated for impairment	$37,706	$—	$—	$5,623,816	$2,276,306	$—	$7,937,828
Collectively evaluated for impairment	12,886,672	1,393,532	5,874,500	52,580,780	183,808	920,610	73,839,902
Total ending loans balance	$12,924,378	$1,393,532	$5,874,500	$58,204,596	$2,460,114	$920,610	$81,777,730

The following table presents the activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2011 and 2010.

Year ended December 31, 2011					Residential
	Commercial	Commercial		Commerical	Real	Other
	Unsecured	Secured	Construction	Real Estate	Estate	Loans	Total

Allowance for loan losses:
Beginning balance	$520,953	$13,486	$52,138	$653,362	$7,174	$30,107	$1,277,220
Provision for loan losses	368,559	(1,130)	(17,954)	196,470	38,713	10,342	595,000
Loans charged-off	(532,957)	—	—	(74,512)	(57,715)	(3,811)	(668,995)
Recoveries	118,131	—	—	5,500	12,500	3,664	139,795
Total ending allowance balance	$474,686	$12,356	$34,184	$780,820	$672	$40,302	$1,343,020

Year ended December 31, 2010					Residential
	Commercial	Commercial		Commerical	Real	Other
	Unsecured	Secured	Construction	Real Estate	Estate	Loans	Total

Allowance for loan losses:
Beginning balance	$460,474	$8,124	$71,968	$418,215	$40,302	$64,371	$1,063,454
Provision for loan losses	(2,875)	5,362	(19,830)	234,097	(33,128)	(43,626)	140,000
Loans charged-off	(15,765)	—	—	—	—	(6,947)	(22,712)
Recoveries	79,119	—	—	1,050	—	16,309	96,478
Total ending allowance balance	$520,953	$13,486	$52,138	$653,362	$7,174	$30,107	$1,277,220

5. ACCRUED INTEREST RECEIVABLE

Accrued interest receivable at December 31, 2011 and 2010 are summarized as follows:

	2011	2010
Due from banks	$4,742	$1,871
Loans receivable	267,182	292,916
Investment securities, available for sale	311,018	379,180

Total	$582,942	$673,967

6. PREMISES AND EQUIPMENT

Premises and equipment at December 31, 2011 and 2010 are summarized as follows:

	2011	2010
Leasehold improvements	$3,811,977	$3,775,068
Computer equipment and software	322,171	329,739
Furniture, fixtures and equipment	1,116,208	1,120,591
Other	52,697	52,697
	5,303,053	5,278,095

Less accumulated depreciation and amortization	(2,970,326)	(2,545,866)
Total	$2,332,727	$2,732,229

Depreciation and amortization expense amounted to $600,362 and $598,384 for the years ended December 31, 2011 and 2010, respectively.

At December 31, 2011 and 2010, the Company was obligated under five non-cancelable operating leases on property used for banking purposes.Rental expense under these leases was $407,002 for each of the years ended December 31, 2011 and 2010.

The projected minimum rental payments under the terms of the leases at December 31, 2011 are summarized as follows:

Year Ending
December 31,	Amount
2012	$420,988
2013	425,980
2014	384,187
2015	365,834
2016	284,323
Thereafter	755,996
Total	$2,637,308

7. PREPAID AND OTHER ASSETS

Prepaid and other assets at December 31, 2011 and 2010 are summarized as follows:

	2011	2010
Accounts receivable and other assets	$140,373	$47,675
Security deposit receivable	11,200	11,200
Prepaid assets	636,822	956,252
Equity securities, primarily FHLB stock	377,500	347,700
Income tax receivable	179,059	103,493
Deferred income taxes, net	98,600	—
Late charges receivable	43,854	47,285
Other real estate owned	267,246	—

	$1,754,654	$1,513,605

8. DEPOSITS

Deposits are summarized, according to their original terms, at December 31, 2011 and 2010 as follows:

	2011			2010
			Weighted			Weighted
			Average			Average
	Amount	Percent	Stated Rate	Amount	Percent	Stated Rate

Checking	$72,507,555	34.01%	—%	$66,407,225	32.02%	—%
Variable-rate money market	26,909,220	12.62	0.54	27,057,632	13.05	0.59
Statement savings	17,178,525	8.06	0.26	14,938,440	7.20	0.30
Interest-bearing checking	30,553,003	14.33	0.15	35,138,867	16.94	0.19
	147,148,303	69.02	0.16	143,542,164	69.21	0.19

Time deposits:
Less than six months	14,208,686	6.66	0.48	15,557,955	7.50	0.59
Six months to one year	44,107,482	20.69	1.08	41,842,379	20.17	1.14
More than one year	7,578,368	3.55	1.99	6,244,629	3.01	2.23
	65,894,536	30.90	1.06	63,644,963	30.68	1.11

Other deposits	180,066	0.08	—	219,530	0.11	—
Total	$213,222,905	100.00%	0.44%	$207,406,657	100.00%	0.47%

The aggregate amount of jumbo time deposit with a minimum denomination of $100,000 was approximately $53,999,000 and $52,608,000 at December 31, 2011 and 2010 respectively.

Scheduled maturities of time deposits at December 31, 2011 are as follows:

	Amount	Percent

Within six months	$53,167,490	80.69%
Six months to one year	6,453,605	9.79
Over one year to two years	1,718,132	2.61
Over two years to three years	1,585,474	2.41
Over three years to four years	1,782,058	2.70
Over four years to five years	1,187,777	1.80

Total	$65,894,536	100.00%

9. INCOME TAXES

The Company files consolidated federal, state and local income tax returns on a calendar-year basis. For federal, state and local income tax purposes, the Company uses the specific charge-off method in computing its federal, state and local tax bad debt deduction.

The basis for the determination of state and local tax is the greater of a tax on entire net income or a tax computed on taxable assets. Federal, state and city income tax provisions were determined based on the tax computed on net income for the years ended December 31, 2011 and 2010.

The components of the income tax expense/(benefit) for the years ended December 31, 2011 and 2010 are summarized as follows:

	2011	2010
Current:
Federal	$1,001,173	$1,048,801
State and local	608,978	621,458
	1,610,151	1,670,259
Deferred:
Federal	(265,334)	(52,386)
State and local	(160,757)	(31,738)
	(426,091)	(84,124)
	$1,184,060	$1,586,135

The components of the deferred income tax asset/(liability), net as of December 31, 2011 and 2010 are summarized as follows:

	2011	2010
Deferred tax assets:
Deferred loan fees	$101,458	$108,432
Excess book allowance for loan losses	426,310	393,403
Other	880,279	480,121

	1,408,047	981,956
Deferred tax liabilities:
Unrealized gain on investment securities	(1,309,447)	(1,213,545)

Net deferred tax asset/(liability):	$98,600	$(231,589)

Management evaluated the weight of available evidence and concluded that it is more likely than not that the Company will realize the net deferred tax asset in future years. Factors influencing management’s judgment include, among other things, changes in the levels of actual and expected future taxable income and anticipated reversals of net deductible temporary differences.

At December 31, 2011 and December 31, 2010, the Company had no unrecognized tax benefits recorded. The Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months. The Company recognizes interest and penalties on unrecognized tax benefits as a component of income tax expense.

The Company is subject to United States Federal income tax, New York State income tax and New York City income tax.

The Company is no longer subject to examination by taxing authorities for years before 2008.

The Company’s effective tax rates differ from the statutory Federal tax rate for the years ended December 31, 2011 and 2010 and are as follows:

	2011		2010
Federal income tax provision at statutory rates	$893,694	34.0%	$1,178,700	34.0%
State and local taxes, net of Federal income tax benefit	295,826	11.3	407,345	11.8
Other	(5,460)	(0.2)	90	0.0
	$1,184,060	45.1%	$1,586,135	45.8%

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

As of the latest notification from the FDIC, the Bank was classified as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain Tier 1 Leverage, Tier 1 Risk-Based and minimum Total Risk-based ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category. Management believes, as of December 31, 2011, that the Bank meets all capital adequacy requirements to which it is subject.

The Bank is subject to certain restrictions on the availability of its undistributed earnings for payment of dividends to stockholders, including prior regulatory approval.

In accordance with the New York State Banking Law and the New York State Superintendent of Financial Services Regulations, the Bank credits 10% of quarterly net income to regulatory surplus and is required to do so until such time as shareholders’ equity is equal to 10% of amounts due to depositors. As of December 31, 2011, regulatory surplus equals 10% of deposits.

The following table is the Bank’s actual capital amounts and ratios, as well as the minimum required levels for both “capital adequacy purposes” and to be considered “well capitalized”. No deductions were made for qualitative judgments by regulators:

	Actual		For capital adequacy purposes		To be well-capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2011:
Tier 1 Capital
(to Average Assets)	$25,137,000	10.30%	$9,761,983	4.00%	$12,202,479	5.00%
Tier 1 Capital
(to Risk Weighted Assets)	25,137,000	26.65	3,773,200	4.00	5,659,800	6.00
Total Capital
(to Risk Weighted Assets)	26,318,000	27.90	7,546,400	8.00	9,433,000	10.00

	Actual		For capital adequacy purposes		To be well-capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2010:
Tier 1 Capital
(to Average Assets)	$24,062,000	9.96%	$9,664,133	4.00%	$12,080,167	5.00%
Tier 1 Capital
(to Risk Weighted Assets)	24,062,000	24.63	3,907,400	4.00	5,861,100	6.00
Total Capital
(to Risk Weighted Assets)	25,284,000	25.88	7,814,800	8.00	9,768,500	10.00

The Company is subject to comparable capital ratio requirements of the Board of Governors of the Federal Reserve system. The Company’s consolidated capital ratios as of December 31, 2011 were as follows: Tier 1 Capital to Average Assets of 10.47%; Tier 1 Capital to Risk Weighted Assets of 27.15%; and Total Capital to Risk Weighted Assets of 28.41%, which are not substantially different than the Bank’s capital ratios at December 31, 2011 and therefore are not presented separately.

11. EMPLOYEE BENEFITS

The Company sponsors an incentive savings plan (401(k) plan) which started March 1, 1999. All eligible employees, who have reached the age of 21, have at least one year of service and work a minimum of 1,000 hours per year will be permitted to make tax deferred contributions up to certain limits. The Bank may reduce or cease matching contributions if it is determined that the current or accumulated net earnings or undivided profits of the Bank are insufficient to pay the full contributions in a plan year. The Bank contributed $138,127 to the 401(k) plan in 2011 and $133,205 in 2010.

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

Total compensation expense for the stock option plans charged against income for 2011 and 2010 was $12,984 and $11,487.

In January 2010, 5,977 options were granted from the 2000 Incentive Plan at an exercise price of $11.10. In April 2010, 12,000 options were granted from the 2004 Director’s Plan at an exercise price of $12.09. Also, in April 2010, the 2010 Incentive Stock Option Plan was approved for issue up to 50,000 options. In June 2010, 34,073 options were granted from the 2010 Incentive Plan. There were no stock options granted in 2011.

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

The stock option components of the 2000 Incentive Plan, the 1998 Incentive Plan, the 2010 Incentive Plan and the 2004 Directors’ Plan, the 2000 Directors’ Plan and the 1998 Directors’ Plan, as of December 31, 2011, and changes during the year ended, consist of the following:

	2011
		Weighted
		Average	Aggregate
		Exercise	Intrinsic
	Shares	Price	Value
Options outstanding at the beginning of the year	124,423	$14.28
Forfeited	(1,000)	15.60

Options outstanding at the end of the year	123,423	$14.27	$(475,179)

Options exercisable at the end of the year	81,783	$16.12	$(466,163)

Weighted average remaining contractual life of options outstanding at the end of the year		4.5 Years

		Weighted Average
Nonvested Options	Shares	Grant Date Fair Value

Nonvested at January 1, 2011	52,050	$1.25
Granted	—	—
Vested	10,410	1.25
Forfeited	—

Nonvested at December 31, 2011	41,640	$1.25

All non-vested options are expected to vest.

Information related to the stock option plan during each year follows:

	2011	2010
Intrinsic value of options exercised	n/a	$311,956
Cash received from option exercise	n/a	$211,531
Tax benefit realized from option exercise	n/a	$80,680
Weighted average fair value of options exercised	n/a	$7.03

During the year ended December 31, 2011, no stock options were exercised.

Described below is the range of exercise prices for options granted and outstanding under the following option plans at December 31, 2011:

Plan Description	Number of Exercisable Shares	Weighted Average Exercise Price	Weighted Average Contractual Life
1998 Director Stock Option Plan	—	$—	—

1998 Incentive Stock Option Plan	3,250	11.75	5.92

2000 Director Stock Option Plan	—	—	—

2000 Incentive Stock Option Plan	25,350	14.54	3.41

2004 Director Stock Option Plan	60,750	16.51	3.19

2010 Incentive Stock Option Plan	34,073	11.45	8.17

All Plans	123,423	$14.27	4.53

12. COMMITMENTS, CONTINGENCIES AND FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the financing needs of its customers. Such financial instruments primarily include commitments to extend credit.

A summary of these commitments and contingent liabilities, all of which are variable rate commitments, at December 31:

	2011	2010
	Amount	Amount

Commitments to fund secured construction loans	$2,215,000	$2,672,000
Commitments to fund all other commercial loans	16,811,822	24,987,651
	$19,026,822	$27,659,651

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

The following methods and assumptions were used by the Company in estimating fair values of financial instruments:

Interest-bearing Bank Balances– Interest-bearing bank balances mature within one year and are carried at cost, which are estimated to be reasonably close to fair value.

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

Loans Receivable- The fair value of commercial and construction loans is approximated by the carrying value as the loans are tied directly to the Prime Rate and are subject to change on a daily basis, subject to the applicable interest rate floors. The fair value of the remainder of the portfolio is determined by discounting the future cash flows of the loans using the appropriate discount rate.

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

The carrying amounts and estimated fair values of financial instruments, at December 31, 2011 and 2010 are as follows:

	December 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets:
Cash and cash equivalents	$48,107,673	$48,107,673	$28,764,987	$28,764,987
Investment securities, available for sale	108,500,489	108,500,489	121,307,907	121,307,907
Loans receivable	80,567,970	81,722,136	80,261,004	81,526,941
Other financial assets	582,942	582,942	673,967	673,967
Total Financial Assets	$237,759,074	$238,913,240	$231,007,865	$232,273,802

Financial Liabilities:
Non-interest bearing deposits	$72,687,621	$72,687,621	$66,626,755	$66,626,755
Interest bearing deposits	140,535,284	140,454,934	140,779,902	140,634,427
Other liabilities	17,011	17,011	19,039	19,039
Total Financial Liabilities	$213,239,916	$213,159,566	$207,425,696	$207,280,221

ASC 820 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

	Fair Value Measurements at December 31, 2011 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
FNMA MBS - Residential	$5,189,766	$—	$5,189,766	$—
GNMA MBS - Residential	6,976,344	—	6,976,344	—
Whole Loan MBS-Residential	806,616	—	806,616	—
Collateralized mortgage obligations	95,527,763	—	95,527,763	—
Total Available for sale Securities	$108,500,489	$—	$108,500,489	$—

	Fair Value Measurements at December 31, 2010 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
FNMA MBS - Residential	$3,571,217	$—	$3,571,217	$—
GNMA MBS - Residential	4,081,112	—	4,081,112	—
Whole Loan MBS-Residential	1,235,501	—	1,235,501	—
Collateralized mortgage obligations	112,420,077	—	112,420,077	—
Total Available for sale Securities	$121,307,907	$—	$121,307,907	$—

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

Other real estate owned measured at fair value less cost to sell, had a net carrying amount of $267,246.

	Fair Value Measurements at December 31, 2011 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans
Commercial Real Estate	$1,004,279	—	—	$1,004,279
Other real estate owned	267,246	—	—	267,246

	Fair Value Measurements at December 31, 2010 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans
Commercial Real Estate	$643,758	—	—	$643,758

As of December 31, 2011, we had four impaired loans with specific reserves that were collateral dependent. Collateral dependent impaired loans, which are measured for impairment using the fair value of the collateral,had a carrying amount of $1,350,374, with a valuation allowance of $346,095 at that date.

As of December 31, 2010, we had two impaired loans with specific reserves that were collateral dependent. Collateral dependent impaired loans, which are measured for impairment using the fair value of the collateral,had a carrying amount of $727,217, with a valuation allowance of $83,459 at that date.

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

15. RELATED PARTIES

The Bank at times has had loans, and other financial transactions, with its executive officers and directors. At December 31, 2011, the aggregate amount of loans outstanding to directors was $8,618. There were no loans granted to executive officers.

The change in aggregate amount of loans outstanding to directors as of December 31, 2011 and 2010 are as follows:

	2011	2010

Beginning balance	$11,995	$91,010
Originations	436,189	50
Payments	(439,566)	(79,065)

Ending balance	$8,618	$11,995

The interest income that was paid on these loans was $3,259 and $3,348 for 2011 and 2010, respectively.

Executive officers and directors own, in the aggregate, 29.2% and 27.9% of the common shares outstanding at December 31, 2011 and 2010, respectively.

16. CONDENSED FINANCIAL STATEMENTS OF THE PARENT COMPANY ONLY

VSB BANCORP, INC.

STATEMENTS OF FINANCIAL CONDITION

DECEMBER 31, 2011 and 2010

	2011	2010
ASSETS

Cash and cash equivalents	$—	$9
Money market	352,608	463,823
Investment in subsidiaries	26,689,568	25,500,560
Deferred taxes	49,679	54,896
Other assets	36,017	39,093
Total assets	$27,127,872	$26,058,381

LIABILITIES AND STOCKHOLDERs’ EQUITY

LIABILITIES:
Accounts payable, accrued expenses and other liabilities	$25,612	$13,525
Total liabilities	25,612	13,525

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS’ EQUITY
Common stock ($.0001 par value, 10,000,000 shares authorized at December 31, 2011 and 3,000,000 shares authorized at December 31, 2010, 1,989,509 issued, 1,797,809 outstanding at December 31, 2011 and 1,825,009 outstanding at December 31, 2010)	199	199
Additional paid-in capital	9,304,789	9,249,600
Retained earnings	18,574,651	17,563,435
Treasury stock, at cost (191,700 shares at December 31, 2011 and 164,500 shares at December 31, 2010)	(1,935,596)	(1,643,797)
Unearned Employee Stock Ownership Plan shares	(394,516)	(563,594)
Accumulated other comprehensive gain, net of taxes of $1,309,447 and $1,213,545, respectively	1,552,733	1,439,013

Total stockholders’ equity	27,102,260	26,044,856

Total liabilities and stockholders’ equity	$27,127,872	$26,058,381

VSB BANCORP, INC.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	2011	2010
INTEREST INCOME:
Loans recievable	$22,525	$29,288
Other interest income	3,761	3,472
Total interest income	26,286	32,760

INTEREST EXPENSE:
Subordinated debt	—	—
Total interest expense	—	—
Net interest income	26,286	32,760

NON-INTEREST INCOME:
Dividend income	500,000	400,000
Other	—	—
	500,000	400,000

NON-INTEREST EXPENSES:
Salaries and benefits	93,727	70,811
Legal fees	57,000	57,500
Other	91,514	84,005
Total non-interest expenses	242,241	212,316

INCOME BEFORE INCOME TAXES	284,045	220,444

PROVISION/(BENEFIT) FROM INCOME TAXES:
Current	(112,860)	(71,600)
Deferred	5,217	(23,974)
Total income taxes	(107,643)	(95,574)

EQUITY IN UNDISTRIBUTED EARNINGS, NET OF TAXES	1,052,763	1,564,611

NET INCOME	$1,444,451	$1,880,629

VSB BANCORP, INC.

STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,444,451	$1,880,629
Adjustments to reconcile net income to net cash used in operating activities:
Changes in operating assets and liabilities:
ESOP compensation expense	(71,855)	(67,013)
Stock-based compensation expense	95,952	70,811
Undistributed income of subsidiaries	(1,052,763)	(1,564,611)
Increase in other assets	3,076	38,914
Decrease/(increase) in deferred income taxes	5,217	(23,974)
Increase/(decrease) in accounts payable, accrued expenses, and other liabilities	20,654	(640)
Net cash provided by operating activities	444,732	334,116

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease in loan receivable	169,078	169,078
Net decrease/(increase) in money market deposit	111,215	(166,327)
Net cash provided by investing activities	280,293	2,751

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise stock option	—	292,211
Purchase of treasury stock, at cost	(291,799)	(199,134)
Payment of dividends	(433,235)	(429,935)
Net cash used in financing activities	(725,034)	(336,858)

NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(9)	9

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	9	—

CASH AND CASH EQUIVALENTS, END OF YEAR	$—	$9

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—

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

The contribution to the ESOP was $169,078 for each of the years ended December 31, 2011 and 2010. ESOP expense was $97,223 and $102,065 for the years ended December 31, 2011 and 2010, respectively.

Shares held by the ESOP at December 31, 2011 and 2010 were as follows:

	2011	2010

Shares allocated to participants	73,971	65,336
Shares released to participants	(10,747)	(6,688)
Unearned shares	18,929	27,564

Total ESOP Shares	82,153	86,212
Fair value of unearned shares	$197,240	$316,710

18. RETENTION AND RECOGNITION PLAN

At the April 27, 2010 Annual Meeting, the stockholders of VSB Bancorp, Inc. approved the adoption of the 2010 Retention and Recognition Plan (the “RRP”). The RRP authorizes the award of up to 50,000 shares of its common stock to directors, officers and employees. In conjunction with the approval the RRP, stockholders approved the award of 4,000 shares of stock to each of its eight directors who had at least five years of service. These director awards vest over five years, with 20% vesting annually beginning in April 2011, subject to acceleration and forfeiture. In April 2011, 6,400 of those vested. In June 2010, an additional 3,500 shares of stock were awarded to the President and CEO of the Company, which will vest over a 65 month period, with 20% vesting annually beginning in November 2011, subject to acceleration and forfeiture. In November 2011, 700 of those shares had vested.

The recipient of an award will not be required to make any payment to receive the award or the stock covered by the award. As of December 31, 2011, 35,500 shares of the RRP have been awarded. The Company recognizes compensation expense for the shares awarded under the RRP gradually as the shares vest, based upon the market price of the shares on the date of the award. For the year ended December 31, 2011, the Company recognized $80,742 of compensation expense related to the shares awarded. The income tax benefit resulting from this expense was $36,939. As of December 31, 2011, there was approximately $253,295 of unrecognized compensation costs related to the shares awarded. These costs are expected to be recognized over the next 3.25 years.

A summary of the status of the Company’s non-vested plan shares as of December 31, 2011 is as follows:

For the Year Ended December 31, 2011:

		Weighted Average
	Shares	Grant Date Share Value

Non vested at beginning of period	35,500	$11.46
Granted	—	—
Vested	7,100	11.46
Non vested at end of period	28,400	$11.46

*****************

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9a Controls and Procedures

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework as amplified by the Guidance for Smaller Public Companies. The five principal components of the Framework that management analyzed in connection with its assessment were our Control Environment, Risk Assessment, Control Activities, Information and Communication, and Monitoring.  Based on that assessment, management believes that we maintained effective internal control over financial reporting as of December 31, 2011.

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

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Incorporated by reference to pages 3 through 5 of the Proxy Statement under the caption “General Information Regarding Nominees and Our Other Directors;” page 16 of the Proxy Statement under the caption “Section 16a Beneficial Ownership Reporting Compliance;” and pages 6 and 7 of the Proxy Statement under the caption “Audit Committee.”

The Company has a Code of Ethics that applies to all officers and employees. The Code of Ethics is posted on our web site – www.victorystatebank.com – and can be found under the “Investor Relations” tab.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference to pages 9 through 14 of the Proxy Statement under the caption Compensation through and including the sub-caption “Directors Compensation.”

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

Item 14. Principal Accounting Fees and Services.

The information required by this Item is incorporated by reference to page 16 through 17 of the Proxy Statement under the caption “Audit and Other Fees.”

Item 15. Exhibits, Financial Statement Schedules

(a) Financial Statements

(b) Exhibits

Exhibit No.	Title of Exhibit

3.1	Restated Certificate of Incorporation of VSB Bancorp, Inc.*
3.2	Amended Bylaws of VSB Bancorp, Inc.****
3.3	VSB Bancorp, Inc., Certificate of Amendment of Certificate of Incorporation
10.1	VSB Bancorp, Inc. Restated 2000 Incentive Stock Option Plan*
10.2	VSB Bancorp, Inc. Restated 2000 Directors Stock Option Plan*
10.3	VSB Bancorp, Inc. Restated 1998 Incentive Stock Option Plan*
10.4	VSB Bancorp, Inc. Restated 1998 Directors Stock Option Plan*
10.5	VSB Bancorp, Inc. 2004 Directors Stock Option Plan**
10.6	VSB Bancorp, Inc. 2010 Retention and Recognition Plan *****
10.7	VSB Bancorp, Inc. 2010 Incentive Stock Option Plan *****
10.8	Employment Agreement among Raffaele M. Branca, VSB Bancorp, Inc. and Victory State Bank***
21.	Subsidiaries of the Registrant
23.	Consent of Independent Registered Public Accounting Firm
31.1	Rule 13A-14(a)/15D-14(a) Certification of Chief Executive Officer
31.2	Rule 13A-14(a)/15D-14(a) Certification of Principal Accounting Officer
32.1	Certification by CEO pursuant to 18 U.S.C. 1350
32.2	Certification by Principal Accounting Officer pursuant to 18 U.S.C. 1350
101.INS	XBRL Instance Document (furnished herewith)
101.SCH	XBRL Taxonomy Extension Schema Document (furnished herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (furnished herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (furnished herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (furnished herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (furnished herewith)

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

VSB Bancorp, Inc.
(Registrant)
Date: March 26, 2012
	By:	/s/Raffaele M. Branca
Raffaele M. Branca, President& CEO,
Principal Executive Officer and
Principal Financial Officer

Date: March 26, 2012		/s/ Jonathan B. Lipschitz
Jonathan B. Lipschitz
Vice President, Controller and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated below.

/s/ Raffaele M. Branca	March 26, 2012
Raffaele M. Branca, President and Chief Executive	Date
Officer and Director

/s/ Joseph J. LiBassi	March 26, 2012
Joseph J, LiBassi, Chairman of the Board	Date

/s/ Joan Nerlino Caddell	March 26, 2012
Joan Nerlino Caddell, Director	Date

/s/ Robert S. Cutrona, Sr.	March 26, 2012
Robert S. Cutrona, Sr., Director	Date

/s/ Chaim Farkas	March 26, 2012
Chaim Farkas, Director	Date

/s/ Alfred C. Johnsen	March 26, 2012
Alfred C. Johnsen, Director	Date

/s/ Robert P. Moore	March 26, 2012
Robert P. Moore, Director	Date

/s/ Carlos Perez	March 26, 2012
Carlos Perez, Director	Date

/s/ Bruno Savo	March 26, 2012
Bruno Savo, Director	Date