Form 10-Q
period 2012-03-31
VSB BANCORP INC
filed 2012-05-11
CIK 1225874

UNITED STATES

SECURITY AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20849

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2012

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

Registrant's telephone number

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

The Registrant had 1,787,809 common shares outstanding as of May 4, 2012.

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

VSB Bancorp, Inc.

Consolidated Statements of Financial Condition

(unaudited)

	March 31,	December 31,
	2012	2011

Assets:
Cash and due from banks	$46,372,193	$48,107,673
Investment securities, available for sale	117,872,400	108,500,489
Loans receivable	82,763,548	81,910,990
Allowance for loan loss	(1,441,913)	(1,343,020)
Loans receivable, net	81,321,635	80,567,970
Bank premises and equipment, net	2,260,559	2,332,727
Accrued interest receivable	578,118	582,942
Other assets	1,797,921	1,754,654
Total assets	$250,202,826	$241,846,455

Liabilities and stockholders’ equity:
Liabilities:
Deposits:
Demand and checking	$76,489,542	$72,507,555
NOW	31,858,211	30,553,003
Money market	30,595,865	26,909,220
Savings	17,452,647	17,178,525
Time	65,099,038	65,894,536
Total deposits	221,495,303	213,042,839
Escrow deposits	306,960	180,066
Accounts payable and accrued expenses	1,276,243	1,521,290
Total liabilities	223,078,506	214,744,195

Stockholders' equity:
Common stock ($.0001 par value, 10,000,000 shares authorized, 1,989,509 issued, 1,787,809 outstanding at March 31, 2012 and 1,797,809 outstanding at December 31, 2011)	199	199
Additional paid in capital	9,307,574	9,304,789
Retained earnings	18,749,276	18,574,651
Treasury stock, at cost (201,700 shares at March 31, 2012 and 191,700 shares at December 31, 2011)	(2,041,664)	(1,935,596)
Unearned Employee Stock Ownership Plan shares	(352,246)	(394,516)
Accumulated other comprehensive income, net of taxes of $1,232,240 and $1,309,447, respectively	1,461,181	1,552,733

Total stockholders’ equity	27,124,320	27,102,260

Total liabilities and stockholders’ equity	$250,202,826	$241,846,455

See notes to consolidated financial statements.

VSB Bancorp, Inc.

Consolidated Statements of Operations

(unaudited)

	Three months	Three months
	ended	ended
	March 31, 2012	March 31, 2011
Interest and dividend income:
Loans receivable	$1,496,448	$1,454,292
Investment securities	792,570	1,012,552
Other interest earning assets	23,654	11,138
Total interest income	2,312,672	2,477,982

Interest expense:
NOW	22,216	33,089
Money market	56,712	59,379
Savings	9,608	12,696
Time	125,955	121,506
Total interest expense	214,491	226,670

Net interest income	2,098,181	2,251,312
Provision for loan loss	175,000	30,000
Net interest income after provision for loan loss	1,923,181	2,221,312

Non-interest income:
Loan fees	9,010	27,570
Service charges on deposits	552,718	522,237
Net rental income	10,059	11,613
Other income	48,938	46,283
Total non-interest income	620,725	607,703

Non-interest expenses:
Salaries and benefits	988,283	980,003
Occupancy expenses	371,145	376,563
Legal expense	79,708	64,986
Professional fees	83,000	80,451
Computer expense	51,488	65,322
Directors' fees	73,125	62,450
FDIC and NYSBD assessments	61,500	94,000
Other expenses	316,496	309,275
Total non-interest expenses	2,024,745	2,033,050

Income before income taxes	519,161	795,965

Provision/(benefit) for income taxes:
Current	297,246	414,690
Deferred	(59,713)	(50,516)
Total provision for income taxes	237,533	364,174

Net income	$281,628	$431,791
Earnings per share:
Basic	$0.16	$0.24
Diluted	$0.16	$0.24
Book value per common share	$15.17	$14.32

See notes to consolidated financial statements.

5

VSB Bancorp, Inc.

Consolidated Statements of Comprehensive Income

(unaudited)

	Three months	Three months
	ended	ended
	March 31, 2012	March 31, 2011

Net Income	$281,628	$431,791
Other comprehensive income:
Unrealized gains on securities:
Change in unrealized gain on securties available for sale	(168,760)	(519,752)
Tax effects	(77,208)	(237,786)
Net of tax	(91,552)	(281,966)
Comprehensive income	$190,076	$149,825

See notes to consolidated financial statements.

VSB Bancorp, Inc.

Consolidated Statements of Changes in Stockholders' Equity

Year Ended December 31, 2011 and For the Quarter Ended March 31, 2012

(unaudited)

	Number of						Accumulated
	Common		Additional		Treasury	Unearned	Other	Total
	Shares	Common	Paid-In	Retained	Stock,	ESOP	Comprehensive	Stockholders’
	Outstanding	Stock	Capital	Earnings	at cost	Shares	Income	Equity

Balance at January 1, 2011	1,825,009	$199	$9,249,600	$17,563,435	$(1,643,797)	$(563,594)	$1,439,013	$26,044,856

Stock-based compensation			95,952					95,952
Amortization of earned portion
of ESOP common stock						169,078		169,078
Amortization of cost over
fair value - ESOP			(40,763)					(40,763)
Cash dividends declared
($0.24 per share)				(433,235)				(433,235)
Purchase of treasury stock, at cost	(27,200)				(291,799)			(291,799)
Comprehensive income:
Net income				1,444,451				1,444,451
Other comprehensive income, net:
Change in unrealized gain on securities available for sale, net of tax effects	—	—	—	—	—	—	113,720	113,720

Balance at December 31, 2011	1,797,809	$199	$9,304,789	$18,574,651	$(1,935,596)	$(394,516)	$1,552,733	$27,102,260

Stock-based compensation			23,445					23,445
Amortization of earned portion of ESOP common stock						42,270		42,270
Amortization of cost over fair value - ESOP			(20,660)					(20,660)
Cash dividends declared ($0.06 per share)				(107,003)				(107,003)
Purchase of treasury stock, at cost	(10,000)				(106,068)			(106,068)
Comprehensive income:
Net income				281,628				281,628
Other comprehensive income, net:
Change in unrealized gain on securities available for sale, net of tax effects	—	—	—	—	—	—	(91,552)	(91,552)

Balance at March 31, 2012	1,787,809	$199	$9,307,574	$18,749,276	$(2,041,664)	$(352,246)	$1,461,181	$27,124,320

See notes to consolidated financial statements.

VSB Bancorp, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	Three months	Three months
	ended	ended
	March 31, 2012	March 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$281,628	$431,791
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	149,624	148,541
Accretion of income, net of amortization of premium	96,681	33,344
ESOP compensation expense	21,610	25,517
Stock-based compensation expense	23,445	23,390
Provision for loan losses	175,000	30,000
Decrease in prepaid and other assets	93,654	173,527
Decrease in accrued interest receivable	4,824	49,728
Decrease in deferred income taxes	(59,713)	(50,516)
(Decrease)/increase in accrued expenses and other liabilities	(245,047)	36,492
Net cash provided by operating activities	541,706	901,814

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in loan receivable	(910,888)	1,667,929
Proceeds from repayment and calls of investment securities, available for sale	9,100,838	9,431,300
Purchases of investment securities, available for sale	(18,755,966)	(6,075,129)
Purchases of premises and equipment	(77,457)	(20,442)
Net cash (used in)/provided by investing activities	(10,643,473)	5,003,658

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	8,579,358	3,099,004
Purchase of treasury stock, at cost	(106,068)	—
Cash dividends paid	(107,003)	(108,716)
Net cash provided by financing activities	8,366,287	2,990,288

NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(1,735,480)	8,895,760

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	48,107,673	28,764,987

CASH AND CASH EQUIVALENTS, END OF PERIOD	$46,372,193	$37,660,747

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$210,552	$231,064
Taxes	$130,610	$186,900

See notes to consolidated financial statements.

VSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED

MARCH 31, 2012 AND 2011 (UNAUDITED)

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

Cash and Cash Equivalents – Cash and cash equivalents consist of cash on hand, due from banks and interest-bearing deposits. Interest-bearing deposits with original maturities of 90 days or less are included in this category. Customer loan and deposit transactions are reported on a net cash basis. Regulation D of the Board of Governors of the Federal Reserve System requires that Victory State Bank maintain interest-bearing deposits or cash on hand as reserves against its demand deposits. The amount of reserves which Victory State Bank is required to maintain depends upon its level of transaction accounts. During the fourteen day period from March 22, 2012 through April 4, 2012, Victory State Bank was required to maintain reserves, after deducting vault cash, of $3,220,000. Reserves are required to be maintained on a fourteen day basis, so, from time to time, Victory State Bank may use available cash reserves on a day to day basis, so long as the fourteen day average reserves satisfy Regulation D requirements. Victory State Bank is required to report transaction account levels to the Federal Reserve on a weekly basis.

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

The Company invests primarily in agency collateralized mortgage-Backed obligations (“CMOs”) with estimated average lives primarily under 7 Years and mortgage-backed securities. These securities are primarily issued by the Federal National Mortgage Association (“FNMA”), the Government National Mortgage Association (“GNMA”) or the Federal Home Loan Mortgage Corporation (“FHLMC”) and are primarily comprised of mortgage pools guaranteed by FNMA, GNMA or FHLMC. The Company also invests in whole loan CMOs, all of which are AAA rated at the time of purchase. These securities expose the Company to risks such as interest rate, prepayment and credit risk and thus pay a higher rate of return than comparable treasury issues.

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

Basic net income per share of common stock is based on 1,745,483 shares and 1,761,754 shares, the weighted average number of common shares outstanding for the three months ended March 31, 2012 and 2011, respectively. Diluted net income per share of common stock is based on 1,745,483 and 1,766,550, the weighted average number of common shares outstanding plus potentially dilutive common shares for the three months ended March 31, 2012 and 2011, respectively. The weighted average number of potentially dilutive common shares excluded in calculating diluted net income per common share due to the anti-dilutive effect is 50,418 and 23,171 shares for the three months ended March 31, 2012 and 2011, respectively. Common stock equivalents were calculated using the treasury stock method.

The reconciliation of the numerators and the denominators of the basic and diluted per share computations for the three months ended March 31, are as follows:

Reconciliation of EPS
	Three months ended	Three months ended
	March 31, 2012	March 31, 2011
Basic
Distributed earnings allocated to common stock	$104,729	$105,705
Undistributed earnings allocated to common sock	172,390	317,557
Net earnings allocated to common stock	$277,119	$423,262

Weighted common shares outstanding including participating securities	1,773,883	1,797,254
Less: Participating securities (non-vested RRP shares)	(28,400)	(35,500)
Weighted average shares	1,745,483	1,761,754

Basic EPS	$0.16	$0.24

Diluted
Net earnings allocated to common stock	$277,119	$423,262

Weighted average shares for basic	1,745,483	1,761,754
Dilutive effects of:
Stock Options	—	4,796
Unvested shares not considered particpating securtities	—	—
	1,745,483	1,766,550

Diluted EPS	$0.16	$0.24

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

Stock Repurchase Programs – On September 8, 2008, the Company announced that its Board of Directors had authorized a Rule 10b5-1 stock repurchase program for the repurchase of up to 100,000 shares of the Company’s common stock. On April 21, 2009, the Company announced that its Board of Directors had authorized a second Rule 10b5-1 stock repurchase program for the repurchase of up to an additional 100,000 shares of the Company’s common stock. The Company has repurchased a total of 200,000 shares of its common stock under these stock repurchase programs, which were completed by the end of 2010. On September 14, 2011, the Company announced that its Board of Directors had authorized a third Rule 10b5-1 stock repurchase program for the repurchase of up to an additional 100,000 shares of the Company’s common stock. At March 31, 2012, the Company had repurchased a total of 37,200 shares of its common stock under this third stock repurchase program. Stock repurchases under the programs have been accounted for using the cost method, in which the Company will reflect the entire cost of repurchased shares as a separate reduction of stockholders’ equity on its balance sheet.

Retention and Recognition Plan – At the April 27, 2010 Annual Meeting, the stockholders of VSB Bancorp, Inc. approved the adoption of the 2010 Retention and Recognition Plan (the “RRP”). The RRP authorizes the award of up to 50,000 shares of its common stock to directors, officers and employees. In conjunction with the approval the RRP, stockholders approved the award of 4,000 shares of stock to each of its eight directors who had at least five years of service. The director awards will vest over five years, with 20% vesting annually for each of the first five years after the award is made, subject to acceleration and forfeiture. On April 27, 2011, 6,400 shares or 20% of the 32,000 shares of stock awarded to its eight directors who had at least five years of service had vested. On June 8, 2010, an additional 3,500 shares of stock were awarded to the President and CEO of the Company, which will vest over a 65 month period, with 20% vesting annually for each of the first five years starting in November 2011, subject to acceleration and forfeiture. On November 16, 2011, 700 shares or 20% of the 3,500 shares of stock awarded to the President and CEO of the Company had vested. The recipient of an award will not be required to make any payment to receive the award or the stock covered by the award. The Company recognizes compensation expense for the shares awarded under the RRP gradually as the shares vest, based upon the market price of the shares on the date of the award. For the three months ended March 31, 2012, the Company recognized $20,186 of compensation expense related to the shares awarded. The income tax benefit resulting from this expense was $9,235. As of March 31, 2012, there was approximately $233,109 of unrecognized compensation costs related to the shares awarded. These costs are expected to be recognized over the next 3 years.

A summary of the status of the Company’s non-vested plan shares as of March 31, 2012 is as follows:

For the Three Months Ended March 31, 2012:
		Weighted Average
	Shares	Grant Date Share Value

Non vested at beginning of period	28,400	$11.46
Granted	—
Vested	—	$—
Non vested at end of period	28,400	$11.46

Comprehensive Income - Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses, net of taxes, on securities available for sale which are also recognized as separate components of equity.

Recently-Adopted Accounting Standards - In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-8, “Intangibles – Goodwill and Other (Topic 350) Testing Goodwill for Impairment” (“ASU 2011-8”). ASU 2011-8 clarifies the guidance for goodwill impairment testing by allowing companies to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. The company would not be required to calculate the fair value of a reporting unit unless the company determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. ASU 2011-8 includes a number of events and circumstances for companies to consider in conducting the qualitative assessment. ASU 2011-8 is effective for interim and annual reporting periods ending on or after December 15, 2011. Early adoption is permitted. Early adoption of AUS 2011-8 did not have a material impact on the Company.

In December 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2011-12, “Comprehensive Income (Topic 220) Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05”. In order to defer only those changes in Update 2011-05 that relate to the presentation of reclassification adjustments, the paragraphs in this Update supersede certain pending paragraphs in Update 2011-05. The amendments are being made to allow the FASB Board time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While the Board is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before Update 2011-05.

In June 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No.2011-5, “Comprehensive Income (Topic 220)” (“ASU 2011-5”). ASU 2011-5 gives companies the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, the company is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-5 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this guidance do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-5 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Adoption of ASU 2011-5 did not have a material impact on the Company.

In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No.2011-4, “Fair Value Measurement and Disclosures (Topic 820)” (“ASU 2011-4”). ASU 2011-4 clarifies the guidance for determining fair value including some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This Update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with current accounting guidance. ASU 2011-4 is effective for interim and annual reporting periods ending on or after December 15, 2011. Adoption of ASU 2011-4 did not have a material impact on the Company.

3.     INVESTMENT SECURITIES, AVAILABLE FOR SALE

The following table summarizes the amortized cost and fair value of the available-for-sale investment securities portfolio at March 31, 2012 and December 31, 2011 and the corresponding amounts of unrealized gains and losses herein:

	March 31, 2012
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

FNMA MBS - Residential	$21,012,617	$149,080	$(80,783)	$21,080,914
GNMA MBS - Residential	6,373,404	141,785	(17,289)	6,497,900
Whole Loan MBS - Residential	687,228	17,565	—	704,793
Collateralized mortgage obligations	87,105,731	2,483,075	(13)	89,588,793
	$115,178,980	$2,791,505	$(98,085)	$117,872,400

	December 31, 2011
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

FNMA MBS - Residential	$5,080,697	$109,069	$—	$5,189,766
GNMA MBS - Residential	6,748,239	228,105	—	6,976,344
Whole Loan MBS - Residential	786,085	20,531	—	806,616
Collateralized mortgage obligations	93,023,287	2,504,478	(2)	95,527,763
	$105,638,308	$2,862,183	$(2)	$108,500,489

There were no sales of investment securities for the three months ended March 31, 2012 and 2011.

The amortized cost and fair value of the investment securities portfolio are shown by expected maturity. Expected maturities may differ from contractual maturities, especially for collateralized mortgage obligations, if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2012
	Amortized	Fair
	Cost	Value

Less than one year	$—	$—
Due after one year through five years	28,893	28,883
Due after five years through ten years	11,483,832	11,667,119
Due after ten years	103,666,255	106,176,398
	$115,178,980	$117,872,400

The following table summarizes the investment securities with unrealized losses at March 31, 2012 and December 31, 2011 by aggregated major security type and length of time in a continuous unrealized loss position:

March 31, 2012	Less than 12 months		More than 12 months		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

FNMA MBS	$12,883,131	$(80,783)	$—	$—	$12,883,131	$(80,783)
GNMA MBS	3,076,087	(17,289)	—	—	3,076,087	(17,289)
Whole Loan MBS	—	—	—	—	—	—
Collateralized mortgage obligations	48,604	(13)	—	—	48,604	(13)
	$16,007,822	$(98,085)	$—	$—	$16,007,822	$(98,085)

December 31, 2011	Less than 12 months		More than 12 months		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

FNMA MBS	$—	$—	$—	$—	$—	$—
GNMA MBS	—	—	—	—	—	—
Whole Loan MBS	—	—	—	—	—	—
Collateralized mortgage obligations	5,038	(2)	—	—	5,038	(2)
	$5,038	$(2)	$—	$—	$5,038	$(2)

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

At March 31, 2012, the unrealized loss on investment securities was caused by average life increases. We expect that these securities, at maturity, will be settled for at least the amortized cost of the investment. Because the decline in fair value is attributable to changes in average life and not credit quality, and because the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before recovery of the amortized cost basis less any current-period loss, these investments are not considered other-than-temporarily impaired. At March 31, 2012, there were no debt securities with unrealized losses with aggregate depreciation of 5% or more from the Company’s amortized cost basis.

Securities pledged had a fair value of $54,544,243 and $55,080,059 at March 31, 2012 and December 31, 2011, respectively and were pledged to secure public deposits and balances in excess of the deposit insurance limit on certain customer accounts.

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

Federal Home Loan Bank Stock - It is not practical to determine the fair value of FHLB stock due to restrictions placed on its transferability.

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

The carrying amounts and estimated fair values of financial instruments, at March 31, 2012 and December 31, 2011 are as follows:

	Fair Value Measurements at March 31, 2012 Using
	Carrying	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Value	(Level 1)	(Level 2)	(Level 3)	Total
Financial Assets:
Cash and cash equivalents	$46,372,193	$3,957,864	$42,414,329	$—	$46,372,193
Investment securities, available for sale	117,872,400	—	117,872,400	—	117,872,400
Loans receivable	81,321,635	—	—	82,215,808	82,215,808
Accrued interest receivable	578,118	—	322,695	255,423	578,118
Total Financial Assets	$246,144,346	$3,957,864	$160,609,424	$82,471,231	$247,038,519

Financial Liabilities:
Deposits	$221,802,263	$76,796,502	$144,948,766	$—	$221,745,268
Accrued interest payable	20,951	—	20,951	—	20,951
Total Financial Liabilities	$221,823,214	$76,796,502	$144,969,717	$—	$221,766,219

	Fair Value Measurements at December 31, 2011 Using
	Carrying	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Value	(Level 1)	(Level 2)	(Level 3)	Total
Financial Assets:
Cash and cash equivalents	$48,107,673	$3,384,186	$44,723,487	$—	$48,107,673
Investment securities, available for sale	108,500,489	—	108,500,489	—	108,500,489
Loans receivable	80,567,970	—	—	81,722,136	81,722,136
Accrued interest receivable	582,942	—	315,760	267,182	582,942
Total Financial Assets	$237,759,074	$3,384,186	$153,539,736	$81,989,318	$238,913,240

Financial Liabilities:
Deposits	$213,222,905	$72,687,621	$140,454,934	$—	$213,142,555
Accrued interest payable	17,011	—	17,011	—	17,011
Total Financial Liabilities	$213,239,916	$72,687,621	$140,471,945	$—	$213,159,566

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

Level 3: Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

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

	Fair Value Measurements at March 31, 2012 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
FNMA MBS - Residential	$21,080,914	$—	$21,080,914	$—
GNMA MBS - Residential	6,497,900	—	6,497,900	—
Whole Loan MBS- Residential	704,793	—	704,793	—
Collateralized mortgage obligations	89,588,793	—	89,588,793	—
Total Available for sale
Securities	$117,872,400	$—	$117,872,400	$—

	Fair Value Measurements at December 31, 2011 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
FNMA MBS - Residential	$5,189,766	$—	$5,189,766	$—
GNMA MBS - Residential	6,976,344	—	6,976,344	—
Whole Loan MBS- Residential	806,616	—	806,616	—
Collateralized mortgage obligations	95,527,763	—	95,527,763	—
Total Available for sale
Securities	$108,500,489	$—	$108,500,489	$—

Certain financial assets are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

There were no transfers between levels from December 31, 2011 to March 31, 2012.

Assets Measured on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis are summarized below:

Impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 3 inputs based on internally customized discounting criteria and updated appraisals when received.

Other real estate owned measured at fair value less cost to sell, had a net carrying amount of $267,246.

	Fair Value Measurements at March 31, 2012 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans
Commercial Real Estate	$972,988	—	—	$972,988

Other real estate owned	267,246	—	—	267,246

	Fair Value Measurements at December 31, 2011 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans
Commercial Real Estate	$1,004,279	—	—	$1,004,279

Other real estate owned	267,246	—	—	267,246

As of March 31, 2012, we had four impaired loans with specific reserves that were collateral dependent. Collateral dependent impaired loans, which are measured for impairment using the fair value of the collateral, had a carrying amount of $1,339,181, with a valuation allowance of $366,193 at that date. The valuation allowance increased $20,098 from December 31, 2011 to March 31, 2012.

As of December 31, 2011, we had four impaired loans with specific reserves that were collateral dependent. Collateral dependent impaired loans, which are measured for impairment using the fair value of the collateral, had a carrying amount of $1,350,374, with a valuation allowance of $346,095 at that date.

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2012.

	Fair	Valuation	Unobservable
	Value	Techniques	Inputs	Range
Impaired loans-
Commercial real estate	$624,826	Third Party Appraisal	Discount adjustment for differences in various costs.	0.01%

	152,382	Third Party Appraisal	Adjustments for differences between comparable sales.	2.7%-12.6%

	195,780	Third Party Appraisal	Adjustments for differences in net operating income expectations	10% - 27%

			Capitalization Rate	8.10%

Other real estate owned - commercial	267,246	Third Party Appraisal	Adjustments for differences in net operating income expectations	17% - 26%

			Capitalization Rate	8.00%

5.    LOANS RECEIVABLE, NET

Loans receivable, net at March 31, 2012 and December 31, 2011 are summarized as follows:

	March 31,	December 31,
	2012	2011

Commercial loans (principally variable rate):
Secured	$1,579,340	$1,522,639
Unsecured	13,638,323	12,997,139
Total commercial loans	15,217,663	14,519,778

Real estate loans:
Commercial	58,699,313	59,376,008
Residential	2,308,504	2,309,899
Total real estate loans	61,007,817	61,685,907

Construction loans (net of undisbursed funds of $2,200,000 and $2,215,000, respectively)	5,604,995	4,610,000

Consumer loans	674,493	602,144
Other loans	479,584	717,261
	1,154,077	1,319,405

Total loans receivable	82,984,552	82,135,090

Less:
Unearned loans fees, net	(221,004)	(224,100)
Allowance for loan losses	(1,441,913)	(1,343,020)

Total	$81,321,635	$80,567,970

Nonaccrual loans outstanding at March 31, 2012 and December 31, 2011 are summarized as follows:

	March 31,	December 31,
	2012	2011
Nonaccrual loans:
Commercial real estate	$6,763,736	$8,265,397
Residential real estate	—	2,200,000
Construction	397,500	397,500

Total nonaccrual loans	$7,161,236	$10,862,897

	March 31,	December 31,
	2012	2011
Interest income that would have been recorded during the period on nonaccrual loans outstanding in accordance with original terms	$133,365	$595,946

At March 31, 2012 and December 31, 2011, there were no loans 90 days past due and still accruing interest.

The following table presents the aging of the past due loan balances as of March 31, 2012 and December 31, 2011 by class of loans:

March 31, 2012		30-59 Days	60-89 Days	Greater than 90 Days	Total	Loans Not
	Total	Past Due	Past Due	Past Due	Past Due	Past Due

Commercial loans:
Unsecured	$13,638,323	$50,000	$—	$—	$50,000	$13,588,323
Secured	1,579,340	4,133	—	—	4,133	1,575,207
Real Estate loans
Commercial	58,699,313	988,987	350,000	6,763,736	8,102,723	50,596,590
Residential	2,308,504	—	—	—	—	2,308,504
Construction loans	5,604,995	—	—	397,500	397,500	5,207,495
Consumer loans	674,493	10,324	—	—	10,324	664,169
Other loans	479,584	—	—	—	—	479,584
Total loans	$82,984,552	$1,053,444	$350,000	$7,161,236	$8,564,680	$74,419,872

December 31, 2011		30-59 Days	60-89 Days	Greater than 90 Days	Total	Loans Not
	Total	Past Due	Past Due	Past Due	Past Due	Past Due

Commercial loans:
Unsecured	$12,997,139	$84,529	$16,260	$—	$100,789	$12,896,350
Secured	1,522,639	—	—	—	—	1,522,639
Real Estate loans
Commercial	59,376,008	997,740	359,620	8,265,397	9,622,757	49,753,251
Residential	2,309,899	—	—	2,200,000	2,200,000	109,899
Construction loans	4,610,000	—	—	397,500	397,500	4,212,500
Consumer loans	602,144	678	—	—	678	601,466
Other loans	717,261	—	—	—	—	717,261
Total loans	$82,135,090	$1,082,947	$375,880	$10,862,897	$12,321,724	$69,813,366

Nonaccrual loans include smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

Loans individually evaluated for impairment were as follows:

	March 31,	December 31,
	2012	2011

Loans with no allocated allowance for loan losses:
Commercial real estate	$5,180,794	$6,662,331
Construction	397,500	397,500
Residential real estate	—	2,200,000
Loans with allocated allowance for loan losses:
Commercial real estate	1,339,181	1,350,374
	$6,917,475	$10,610,205

Amount of the allowance for loan losses allocated:
Commercial real estate	$366,193	$346,095

	$366,193	$346,095

The following table sets forth certain information about impaired loans with a measured impairment:

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2012	2011

Average of individually impaired loans during period:
Commercial real estate	$7,734,655	$2,556,203
Construction	397,500	—
Commercial unsecured	—	37,149
Residential real estate	1,466,667	—
	$9,598,822	$2,593,352

Interest income recognized during time period that loans were impaired, using accrual or cash-basis method of accounting	$—	$—

Troubled Debt Restructurings:

The Company has allocated $3,153 and $3,412 of specific reserves to customers whose loan terms have been modified in trouble debt restructurings (“TDRs”) as of March 31, 2012 and December 31, 2011. The Company has not committed to lend any additional amounts to customers with outstanding loans that are classified as TDRs.

The outstanding principal balance of trouble debt restructurings at March 31, 2012 was $4,178,682 and at December 31, 2011 was $4,576,997. None of the loans currently classified as TDRs have defaulted during this period. The TDR’s that are being reported on are all current and are paying under the modified arrangements.

The terms of certain other loans were modified during the three months ended March 31, 2012 that did not meet the definition of a TDR. These loans have a total recorded investment as of March 31, 2012 of $105,994. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification.

The following table presents loans by class modified as troubled debt restructurings that occurred during the period ending March 31, 2012:

		Pre-Modification	Post-Modification
	Number	Outstanding Recorded	Outstanding Recorded
	of Loans	Investment	Investment
Troubled Debt Restructurings:
Commerical real estate	2	$1,410,380	$1,410,380

The troubled debt restructurings described above did not require an additional allowance during the period ending March 31, 2012.

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

The following table sets forth at March 31, 2012 and December 31, 2011, the aggregate carrying value of our assets categorized as Special Mention, Substandard and Doubtful according to asset type:

	At March 31, 2012

	Special			Not
	Mention	Substandard	Doubtful	Classified	Total

Commercial Loans:
Secured	$—	$—	$—	$1,579,340	$1,579,340
Unsecured	37,688	31,528	—	13,569,107	13,638,323
Commercial Real Estate	3,981,679	7,175,791	—	47,541,843	58,699,313
Residential Real Estate	—	2,200,000	—	108,504	2,308,504
Construction	—	397,500	—	5,207,495	5,604,995
Consumer	10,325	—	—	664,168	674,493
Other	4,863	—	—	474,721	479,584
Total loans	$4,034,555	$9,804,819	$—	$69,145,178	$82,984,552

Real estate owned	—	267,246	—	—	267,246
Total assets	$4,034,555	$10,072,065	$—	$69,145,178	$83,251,798

	At December 31, 2011

	Special			Not
	Mention	Substandard	Doubtful	Classified	Total

Commercial Loans:
Secured	$—	$—	$—	$1,522,639	$1,522,639
Unsecured	127,132	50,379	—	12,819,628	12,997,139
Commercial Real Estate	2,012,188	9,039,881	—	48,323,939	59,376,008
Residential Real Estate	—	2,200,000	—	109,899	2,309,899
Construction	—	397,500	—	4,212,500	4,610,000
Consumer	12,682	—	—	589,462	602,144
Other	5,306	—	—	711,955	717,261
Total loans	$2,157,308	$11,687,760	$—	$68,290,022	$82,135,090

Real estate owned	—	267,246	—	—	267,246
Total assets	$2,157,308	$11,955,006	$—	$68,290,022	$82,402,336

The activity in the allowance for loan losses, for the three months ended March 31, 2012 and 2011:

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2012	March 31, 2011

Beginning balance	$1,343,020	$1,277,220
Charge-offs:
Commercial Loans:
Unsecured	(100,757)	(37,797)
Total charge-offs	(100,757)	(37,797)
Recoveries:
Commercial Loans:
Unsecured	24,550	23,675
Commercial Real Estate	—	5,000
Other	100	3,500
Total recoveries	24,650	32,175
Provision	175,000	30,000

Ending balance	$1,441,913	$1,301,598

The following table presents the balance in the allowance for loan losses and the recorded balance in loans, by portfolio segment, and based on impairment method as of March 31, 2012 and December 31, 2011:

March 31, 2012

	Commercial	Commercial		Commerical	Residential Real	Other
	Unsecured	Secured	Construction	Real Estate	Estate	Loans	Total

Allowance for loan losses:
Ending allowance balance attributable to loans
Individually evaluated for impairment	$3,153	$—	$—	$375,464	$—	$—	$378,617
Collectively evaluated for impairment	498,626	13,650	40,687	460,677	4,042	45,614	1,063,296
Total ending allowance balance	$501,779	$13,650	$40,687	$836,141	$4,042	$45,614	$1,441,913

Loans:
Individually evaluated for impairment	$31,528	$—	$397,500	$7,175,791	$2,200,000	$—	$9,804,819
Collectively evaluated for impairment	13,606,795	1,579,340	5,207,495	51,523,522	108,504	1,154,077	73,179,733
Total ending loans balance	$13,638,323	$1,579,340	$5,604,995	$58,699,313	$2,308,504	$1,154,077	$82,984,552

December 31, 2011

	Commercial	Commercial		Commerical	Residential Real	Other
	Unsecured	Secured	Construction	Real Estate	Estate	Loans	Total

Allowance for loan losses:
Ending allowance balance attributable to loans
Individually evaluated for impairment	$6,664	$—	$—	$363,520	$—	$—	$370,184
Collectively evaluated for impairment	468,022	12,356	34,184	417,300	672	40,302	972,836
Total ending allowance balance	$474,686	$12,356	$34,184	$780,820	$672	$40,302	$1,343,020

Loans:
Individually evaluated for impairment	$50,379	$—	$397,500	$9,039,881	$2,200,000	$—	$11,687,760
Collectively evaluated for impairment	12,946,760	1,522,639	4,212,500	50,336,127	109,899	1,319,405	70,447,330
Total ending loans balance	$12,997,139	$1,522,639	$4,610,000	$59,376,008	$2,309,899	$1,319,405	$82,135,090

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2012 and the year ended December 31, 2011.

Three months ended March 31, 2012

	Commercial	Commercial		Commerical	Residential Real	Other
	Unsecured	Secured	Construction	Real Estate	Estate	Loans	Total

Allowance for loan losses:
Beginning balance	$474,686	$12,356	$34,184	$780,820	$672	$40,302	$1,343,020
Provision for loan losses	103,300	1,294	6,503	55,321	3,370	5,212	175,000
Loans charged-off	(100,757)	—	—	—	—	—	(100,757)
Recoveries	24,550	—	—	—	—	100	24,650
Total ending allowance balance	$501,779	$13,650	$40,687	$836,141	$4,042	$45,614	$1,441,913

Year ended December 31, 2011

	Commercial	Commercial		Commerical	Residential Real	Other
	Unsecured	Secured	Construction	Real Estate	Estate	Loans	Total

Allowance for loan losses:
Beginning balance	$520,953	$13,486	$52,138	$653,362	$7,174	$30,107	$1,277,220
Provision for loan losses	368,559	(1,130)	(17,954)	196,470	38,713	10,342	595,000
Loans charged-off	(532,957)	—	—	(74,512)	(57,715)	(3,811)	(668,995)
Recoveries	118,131	—	—	5,500	12,500	3,664	139,795
Total ending allowance balance	$474,686	$12,356	$34,184	$780,820	$672	$40,302	$1,343,020

Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition at March 31, 2012

Total assets were $250,202,826 at March 31, 2012, an increase of $8,356,371, or 3.5%, from December 31, 2011. The increase resulted from the investment of funds available to us as the result of retained earnings and an increase in deposits. The deposit increase was caused generally by our efforts to grow our franchise and specifically by the deposit increases at our branch offices. We invested these funds primarily in the purchase of new investment securities. The principal changes resulting in the net increase in assets can be summarized as follows:

•	a $9,371,911 net increase in investment securities available for sale
•	a $ 753,665 net increase in loans receivable and
•	a $1,735,480 net decrease in cash and cash equivalents.

In addition to these changes in major asset categories, we also experienced changes in other asset categories due to normal fluctuations in operations.

Our deposits (including escrow deposits) were $221,802,263 at March 31, 2012, an increase of $8,579,358 or 4.0%, from December 31, 2011 as a result of our active solicitation of retail deposits to increase funds for investment. The increase in deposits resulted from increases of $3,981,987 in non-interest demand deposits, $3,686,645 in money market accounts, $1,305,208 in NOW accounts, $274,122 in savings accounts and $126,894 in escrow deposits partially offset by a decrease of $795,498 in time deposits.

Total stockholders’ equity was $27,124,320 at March 31, 2012, an increase of $22,060, or 0.08%, from December 31, 2011. The increase reflected: (i) $174,625 of retained earnings due to net income of $281,628 for the three months ended March 31, 2012, partially offset by $107,003 of dividends paid in 2012; (ii) a decrease in the net unrealized gain on securities available for sale of $91,552; and (iii) a reduction of $42,270 in Unearned ESOP shares reflecting the gradual payment of the loan we made to fund the ESOP’s purchase of our stock. Additionally, there was a $106,068 increase in Treasury shares representing the cost of 10,000 shares of common stock we repurchased in the first quarter of 2012 under our Company’s third stock repurchase plan.

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

Making permanent residential mortgage loans is not a material part of our business, and our investments in mortgage-backed securities and collateralized mortgage obligations have been made with a view towards avoiding the types of securities that are backed by low quality mortgage-related assets. However, one of the primary focuses of our local business is receiving deposits from, and making loans to, businesses involved in the construction and building trades industry on Staten Island. Construction loans represented a significant component of our loan portfolio, reaching 39.8% of total loans at year end 2005. As we monitored the economy and the strength of the local construction industry, we elected to reduce our portfolio of construction loans. By March 31, 2012, the percentage had declined to 6.8%. However, developers and builders provide not only a source of loans, but they also provide us with deposits and other business. If the weakness in the economy continues or worsens, then that could have a substantial adverse effect on our customers and potential customers, making it more difficult for us to find satisfactory loan opportunities and low-cost deposits. This could compel us to invest in lower yielding securities instead of higher-yielding loans and could also reduce low cost funding sources such as checking accounts and require that we replace them with higher cost deposits such as time deposits. Either or both of those shifts could reduce our net income.

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

Delays in Foreclosure Proceedings

The length of time it takes to prosecute a foreclosure action and be able to sell real estate collateral in New York has substantially lengthened. It is not unusual for it to take more than a full year from the date a foreclosure action is commenced until the property is sold even in uncontested cases, and some uncontested cases can take as long as two years. This problem, if it continues or gets worse, could have a substantial adverse effect on the value of our collateral for loans in default. Especially in the case of construction loans, where property value deterioration during a lengthy foreclosure is more likely, the inability to realize upon collateral increases our loss in the event of a default.

Results of Operations for the Three Months Ended March 31, 2012 and March 31, 2011

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

General. We had net income of $281,628 for the three months ended March 31, 2012, compared to net income of $431,791 for the comparable period in 2011. The principal categories which make up the 2012 net income are:

•	Interest income of $2,312,672
•	Reduced by interest expense of $214,491
•	Reduced by a provision for loan losses of $175,000
•	Increased by non-interest income of $620,725
•	Reduced by non-interest expense of $2,024,745
•	Reduced by income tax expense of $237,533

We discuss each of these categories individually and the reasons for the differences between the quarters ended March 31, 2012 and 2011 in the following paragraphs.

Interest Income. Interest income was $2,312,672 for the quarter ended March 31, 2012, compared to $2,477,982 for the quarter ended March 31, 2011, a decrease of $165,310 or 6.7%. The main reason for the decline was a 58 basis point decrease in the yield on investment securities and an $8,021,688 decrease in average balance between the periods, which combined caused a $219,982 decline in interest income on investment securities.

Interest income on loans increased by $42,156 as a result of an increase of $70,069 of interest collected on loans previously on non-accrual, from $20,687 in the first quarter of 2011 to $90,756 in the same period in 2012. The average balance of loans increased by $491,720, while the yield on loans decreased by 15 basis points from the first quarter of 2011 to the first quarter of 2012. The increase in the average balance was the result of our efforts to increase our loan portfolio, which represents our highest yielding asset category. A major contributor to the 15 basis point drop in our loan yield was a $3.8 million increase in our average non-performing loans, from $6.5 million in the quarter ending March 31, 2011, to $10.3 million in the first quarter of 2012. During the period in which interest is not being paid, non-performing loans continue to be included in the calculation of average loan yield, but with an effective yield of zero. We estimate that if all non-performing loans were performing according to their contractual terms during the first quarter of 2012, our average loan yield would have been approximately 56 basis points higher. In contrast, we estimate that the comparable effect in 2011 period would have been approximately a 38 basis point increase in average loan yield. Substantially all of the non-accrual loans are secured by mortgages on real estate. Interest rate floors on most of our loans have helped to stabilize interest income from the loan portfolio, but these floors will have the effect of limiting increases in our income until the prime rate rises above 6%.

We experienced a 58 basis point decrease in the average yield on our investment securities portfolio, from 3.48% to 2.90%, due to the purchase of new investment securities at lower market rates than the rates we had been earning on the investment securities previously purchased that were gradually being repaid. The average balance of our investment portfolio decreased by $8,021,688, or 6.8%, between the periods. The investment securities portfolio represented 71.3% of average non-loan interest earning assets in the 2012 period compared to 80.2% in the 2011 period.

Interest income from other interest earning assets (principally overnight investments) increased by $12,516 due to an increase in the yield of 6 basis points from 0.16% for the quarter ended March 31, 2011 to 0.22% for the quarter ended March 31, 2012. In addition, the average balance of our interest earning assets increased by $15.1 million between the periods because we elected to invest available funds in overnight investments rather than tie them up in longer term investment securities which were available only at relatively low yields.

Interest Expense. Interest expense was $214,491 for the quarter ended March 31, 2012, compared to $226,670 for the quarter ended March 31, 2011, a decrease of $12,179 or 5.4%. The decrease was primarily the result of a reduction in the rates we paid on deposits, principally Now accounts, reflecting a 12 basis point decrease in the cost of Now account deposits between the periods, due to the continuing low market interest rates. As a result, our average cost of funds, excluding the effect of interest-free demand deposits, decreased to 0.61% from 0.65% between the periods.

Net Interest Income Before Provision for Loan Losses. Net interest income before the provision for loan losses was $2,098,181 for the quarter ended March 31, 2012, compared to $2,251,312 for the quarter ended March 31, 2011, a decrease of $153,131, or 6.8%. The decrease was primarily because the reduction in our interest income was greater than the reduction in our cost of funds when comparing the quarter ended March 31, 2012 to the same period ended 2011. The average yield on interest earning assets declined by 55 basis points, while the average cost of funds declined by 4 basis points. The reduction in the yield on assets was principally due to the 58 basis point drop in the yield on investment securities. The decline in the cost of funds was driven principally by the 12 basis point drop in the cost of NOW account deposits. Overall, our interest rate spread declined 51 basis points, from 3.71% to 3.20% between the periods. Correspondingly, our net interest margin decreased to 3.45% for the quarter ended March 31, 2012 from 3.98% in the same period of 2011. The margin is higher than the spread because it takes into account the effect of interest free demand deposits and capital.

The spread and margin both decreased because of the combined effect of the decline in earnings we were able to obtain on our investments securities and the adverse effect of the decrease in interest received on problem loans. These declines could not be offset by corresponding declines in the cost of deposits because the rates we paid on deposits were already low due to low markets rates so that we could not reduce them as much as the decline in the earnings on investment securities. In addition, we continued to incur interest expense on deposits that funded the non-performing loans that did not earn interest.

Provision for Loan Losses. The provision for loan losses in any period depends upon the amount necessary to bring the allowance for loan losses to the level management believes is appropriate, after taking into account charge–offs and recoveries. We took a provision for loan losses of $175,000 for the quarter ended March 31, 2012 compared to a provision for loan losses of $30,000 for the quarter ended March 31, 2011. The $145,000 increase in the provision was a result of increased net charge-offs between the periods and increased write downs on impaired loans between the periods, due to the reduction in the fair value of underlying collateral.

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

We experienced an increase of $2,819,194 in non-performing loans from $4,342,042 at March 31, 2011 to $7,161,236 at March 31, 2012. Most of those loans are secured by real estate. We individually evaluated the non-performing mortgage loans based primarily upon updated appraisals as part of our analysis of the appropriate level of our allowance for loan and lease losses. We had charge-offs of $100,757 for the quarter ended March 31, 2012 as compared to charge-offs of $37,797 for the quarter ended March 31, 2011. We also had recoveries (which are added back to the allowance for loan losses) of $24,650 for the quarter ended March 31, 2012 as compared to $32,175 in the same period of 2011. After increasing the provision for loan losses for the quarter ended March 31, 2012 compared to the same period in 2011, and considering other matters that increased or decreased the allowance, we determined that the level of our allowance at March 31, 2012 was appropriate to address inherent losses. We are aggressively collecting charged-off loans in an effort to recover the amounts charged off whenever we believe that collection efforts are likely to be fruitful.

Although management uses available information to assess the appropriateness of the allowance on a quarterly basis in consultation with outside advisors and the board of directors, changes in national or local economic conditions, the circumstances of individual borrowers, or other factors, may change, increasing the level of problem loans and requiring an increase in the level of the allowance. Overall, our allowance for loan losses increased from $1,301,598, or 1.62% of total loans, at March 31, 2011 to $1,441,913 or 1.74% of total loans, at March 31, 2012. There can be no assurance that a higher level, or a higher provision for loan losses, will not be necessary in the future.

Non-interest Income. Non-interest income was $620,725 for the quarter ended March 31, 2012, compared to $607,703 during the same period last year. The $13,022, or 2.1%, increase in non-interest income was a direct result of a $30,481 increase in service charges on deposits, partially offset by an $18,560 decrease in loan fees. Service charges on deposits consist mainly of insufficient fund fees, which are inherently volatile, and are based upon the number of items being presented for payment against insufficient funds.

Non-interest Expense. Non-interest expense was $2,024,745 for the quarter ended March 31, 2012, compared to $2,033,050 for the quarter ended March 31, 2011, a decrease of $8,305 or 0.4%. Although the decrease was modest, the principal shifts in the individual categories were:

•	a $32,500 decrease in FDIC and NYSDFS assessments due to change in the FDIC’s methodology for calculating the FDIC assessment rate;
•	a $13,834 decrease in computer expenses due to reduced contract expense partially offset by;
•	a $14,722 increase in legal expense due to a higher level of collections; and
•	a $10,675 increase in director fees because of the increased number of meetings in 2012.

In addition to these changes, we also experienced changes in the various other non-interest expenses categories due to normal fluctuations in operations.

Income Tax Expense. Income tax expense was $237,533 for the quarter ended March 31, 2012, compared to income tax expense of $364,174 for the same period ended 2011. The decrease in income tax expense was due to the $276,804 decrease in income before income taxes in the 2012 period. Our effective tax rate for the quarters ended March 31, 2012 and 2011 was 45.8%.

VSB Bancorp, Inc.

Consolidated Average Balance Sheets

(unaudited)

	Three				Three
	Months Ended				Months Ended
	March 31, 2012				March 31, 2011
	Average			Yield/	Average			Yield/
	Balance		Interest	Cost	Balance		Interest	Cost

Assets:
Interest-earning assets:
Loans receivable	$82,459,455		$1,496,448	6.97%	$81,967,735		$1,454,292	7.12%
Investment securities, afs	109,975,800		792,570	2.90	117,997,488		1,012,552	3.48
Other interest-earning assets	44,215,778		23,654	0.22	29,137,683		11,138	0.16
Total interest-earning assets	236,651,033		2,312,672	3.81	229,102,906		2,477,982	4.36

Non-interest earning assets	7,220,609				7,037,555
Total assets	$243,871,642				$236,140,461

Liabilities and equity:
Interest-bearing liabilities:
Savings accounts	$17,400,080		9,608	0.22	$16,046,503		12,696	0.32
Time accounts	65,622,245		125,955	0.77	63,672,474		121,506	0.77
Money market accounts	28,608,240		56,712	0.80	28,058,147		59,379	0.86
Now accounts	30,432,546		22,216	0.29	32,594,336		33,089	0.41
Total interest-bearing liabilities	142,063,111		214,491	0.61	140,371,460		226,670	0.65
Checking accounts	73,057,277				67,565,709
Escrow deposits	305,576				347,297
Total deposits	215,425,964				208,284,466
Other liabilities	1,244,726				1,675,380
Total liabilities	216,670,690				209,959,846
Equity	27,200,952				26,180,615
Total liabilities and equity	$243,871,642				$236,140,461

Net interest income/net interest
rate spread			$2,098,181	3.20%			$2,251,312	3.71%

Net interest earning assets/net interest margin	$94,587,922			3.45%	$88,731,446			3.96%

Ratio of interest-earning assets to interest-bearing liabilities	1.67	x			1.63	x

Return on Average Assets (1)	0.40%				0.73%
Return on Average Equity (1)	3.62%				6.56%
Tangible Equity to Total Assets	10.84%				10.97%

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

During the three months ended March 31, 2012, we had a net increase in total deposits of $8,579,358 due to increases of $3,981,987 in non-interest demand deposits, $3,686,645 in money market accounts, $1,305,208 in NOW accounts, $274,122 in savings accounts and $126,894 in escrow deposits, partially offset by a decrease of $795,498 in time deposits. These are all what are commonly known as “retail” deposits that we obtain through the efforts of our branch network rather than “wholesale” deposits that some banks obtain from deposit brokers. We also received proceeds from repayment of investment securities of $9,100,838. We used $18,755,966 of available funds to purchase new investment securities and we had a net loan increase of $910,888. These changes resulted in an overall decrease in cash and cash equivalents of $1,735,480. Total cash and cash equivalents at March 31, 2012 were $46,372,193.

In contrast, during the three months ended March 31, 2011, we had a net increase in total deposits of $3,099,004 due to increases of $4,214,731 in non-interest demand deposits, $1,014,134 in savings accounts, $858,319 in time deposits, $679,458 in money market accounts and $101,374 in escrow deposits, partially offset by a decrease of $3,769,012 in NOW accounts. These were all retail deposits. We also received proceeds from repayment of investment securities of $9,431,300. We used $6,075,129 of available funds to purchase new investment securities and we had a net loan decrease of $1,667,929. These changes resulted in an overall increase in cash and cash equivalents of $8,895,760.

At March 31, 2012, cash and cash equivalents represented 18.5% of total assets. Our cash and cash equivalents decreased as we deployed more funds into investment securities and loans. We maintain a higher level of cash and cash equivalents to help buffer the adverse effects of potential, future rising interest rates. We anticipate, based upon historical experience that these funds, combined with cash inflows we anticipate from payments on our loan and investment securities portfolios, will be sufficient to fund loan growth and unanticipated deposit outflows. As noted above, the federal legal prohibition on paying interest on demand deposit accounts was repealed effective July 2011. Depending upon competitive pressures, we may need to implement interest-paying business checking in order to maintain demand deposits at historical levels or to increase such deposits.

As a secondary source of liquidity, at March 31, 2012 we had $117.9 million of investment securities classified available for sale. The disposition of these securities prior to maturity is an option available to us in the event, which we believe is unlikely, that our primary sources of liquidity and expected cash flows are insufficient to meet our need for funds. Additionally, we have the ability to borrow funds at the Federal Home Loan Bank of New York and the Federal Reserve Bank of New York using securities in our investment portfolio as collateral if the need arises. Based upon our assets size and the amount of our securities portfolio that qualifies as eligible collateral, we had more than $80.4 million of unused borrowing capability from the FHLBNY at March 31, 2012. Victory State Bank also has a $2 million unsecured credit facility with Atlantic Central Bankers Bank, which the Bank has not drawn upon. We do not anticipate a need for additional capital resources and do not expect to raise funds through a stock offering in the near future. We have sufficient resources to allow us to continue to make loans as appropriate opportunities arise without having to rely on government funds to support our lending activities.

Victory State Bank satisfied all capital ratio requirements of the Federal Deposit Insurance Corporation at March 31, 2012, with a Tier I Leverage Capital ratio of 10.44%, a Tier I Capital to Risk-Weighted Assets ratio of 25.97%, and a Total Capital to Risk-Weighted Assets ratio of 27.22%.

The following table sets forth our contractual obligations and commitments for future lease payments, time deposit maturities and loan commitments.

Contractual Obligations and Commitments at March 31, 2012

Contractual Obligations	Payment due by Period

	Less than	One to three	Four to five	After	Total Amounts
	One Year	years	years	five years	committed

Minimum annual rental payments under non-cancelable operating leases	$423,290	$794,095	$609,395	$706,366	$2,533,146
Remaining contractual maturities of time
deposits	58,497,912	2,296,592	4,304,534	—	65,099,038
Total contractual cash obligations	$58,921,202	$3,090,687	$4,913,929	$706,366	$67,632,184

Other commitments	Amount of commitment Expiration by Period

	Less than	One to three	Four to five	After	Total Amounts
	One Year	years	years	five years	committed

Loan commitments	$16,584,006	$5,230,981	$—	$—	$21,814,987

Non-Performing Loans

Management closely monitors non-performing loans and other assets with potential problems on a regular basis. We had twenty one non-performing loans, totaling $7,161,236 at March 31, 2012, compared to twenty three non-performing loans, totaling $10,862,897 at December 31, 2011. Non-performing loans totaled 8.63% of total loans at March 31, 2012 compared to 13.23% at December 31, 2011. We have always followed a hands-on approach to dealing with our past due borrowers that we believe is sufficiently aggressive to maximize recovery.

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

The following is information about the eleven largest non-performing loans and the associated relationships, totaling $5,744,423, or 80.2% of our non-performing loans, by outstanding principal balance at March 31, 2012. Management believes it has taken appropriate steps with a view towards maximizing recovery and minimizing loss, if any, on these loans.

•	$1,460,398 in two commercial real estate loans and one co-op loan. The real estate loans are secured by a first mortgage and second mortgage on property in Staten Island and by a first mortgage on property in Queens. The real estate loans are guaranteed personally by the principals of the borrowers. The principal, and his wife, are personally obligated on the co-op loan. We have commenced collection and foreclosure proceedings.

•	$1,374,198 in two commercial real estate loans. The loans, made to two individuals, are secured by a first mortgage and second mortgage on two pieces of real estate in Staten Island. The borrowers have signed a modified repayment agreement and confessions of judgment. The borrowers have been making payments as agreed since December 2011.
•	$1,000,713 in a commercial real estate loan. The loan is secured by a first mortgage on the property in Staten Island. The loan is guaranteed personally by the three principals. We have commenced foreclosure proceedings.
•	$737,614 in a commercial real estate loan. The loan is secured by a second mortgage on the property in Staten Island. The loan is secured by the personal guarantees of the principals. The borrower has signed a modified repayment agreement and we have held the previously commenced foreclosure action in abeyance as long as they perform under the terms of the modified repayment arrangement. After March 31, 2012 but before the filing of this report, we received a $125,000 upfront payment and the first monthly payment.
•	$672,500 in two commercial real estate loans and a construction loan to a local business. The loans are secured by a first, second and third mortgage on real estate collateral. The loans are guaranteed by the principal. We have commenced foreclosure proceedings. The borrower has entered into two contracts of sale for part of the mortgaged property. The sales have closed after March 31, 2012 but before the filing of this report and the loans have now been paid in full.
•	$499,000 in a commercial real estate loan on property in Staten Island that is leased to a restaurant. The loan is secured by a first mortgage on the property and a second mortgage on other commercial real estate collateral. The loan is also secured by the personal guaranties of the principals and we have a security interest in the business. We have commenced foreclosure proceedings.

From time to time, the Bank will enter into agreements with borrowers to modify the terms of their loans when we believe that a modification will maximize our recovery. In most cases, we do not agree to reduce the rate of interest or forgive the repayment of principal when we agree to the loan modification, and we did not do so in any of the modifications described above. Instead, we seek to modify terms on an interim basis to allow the borrower to reduce payments for a short duration and thus give the borrower an opportunity to get back on its feet. We prefer to develop repayment plans for our borrowers that provide them with cash flow relief while requiring that they ultimately pay all amounts that they owe. However, we are not averse to commencing legal action to foreclose on mortgages or obtain personal judgments against obligors when we perceive that as the appropriate strategy. Unfortunately, in recent years, many courts have taken a very pro-borrower stance in foreclosure actions, which has resulted in delays in our ability to realize upon real estate collateral.

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

Item 4 –Controls and Procedures

Evaluation of Disclosure Controls and Procedures: As of March 31, 2012, we undertook an evaluation of our disclosure controls and procedures under the supervision and with the participation of Raffaele M. Branca, President and CEO and Jonathan B. Lipschitz, Vice President and Controller. Disclosure controls are the systems and procedures we use that are designed to ensure that information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934 (such as annual reports on Form 10-K and quarterly periodic reports on Form 10-Q) is recorded, processed, summarized and reported, in a manner which will allow senior management to make timely decisions on the public disclosure of that information. Mr. Branca and Mr. Lipschitz concluded that our current disclosure controls and procedures are effective in ensuring that such information is (i) collected and communicated to senior management in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Since our last evaluation of our disclosure controls, we have not made any significant changes in, or taken corrective actions regarding, either our internal controls or other factors that could significantly affect those controls.

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

VSB Bancorp, Inc.

Date: May 11, 2012	/s/ Raffaele M. Branca
Raffaele M. Branca
President, CEO and Principal Executive Officer

Date: May 11, 2012	/s/ Jonathan B. Lipschitz
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

