Form 10-Q
period 2012-06-30
VSB BANCORP INC
filed 2012-08-14
CIK 1225874

UNITED STATES

SECURITY AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20849

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2012

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

The Registrant had 1,775,809 common shares outstanding as of August 9, 2012.

CROSS REFERENCE INDEX

 PART I

		Page
Item 1	Consolidated Statements of Financial Condition as of June 30, 2012 and December 31, 2011 (unaudited)	4
	Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2012 and 2011 (unaudited)	5
	Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2012 and 2011 (unaudited)	6
	Consolidated Statements of Changes in Stockholders’ Equity for Each of the Quarters in the Six Month Period Ended June 30, 2012 and the Year Ended December 31, 2011 (unaudited)	7
	Consolidated Statements of Cash Flows for the Three and Six Months Ended June 30, 2012 and 2011 (unaudited)	8
	Notes to Consolidated Financial Statements for the Three and Six Months Ended June 30, 2012 and 2010 (unaudited)	9 to 26
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26 to 38
Item 3	Control and Procedures	39
	PART II

Item 1	Legal Proceedings	40

Signature Page		41

	Exhibit 31.1, 31.2, 32.1, 32.2	42 to 46

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

VSB Bancorp, Inc.
Consolidated Statements of Financial Condition
(unaudited)

	June 30, 2012	December 31, 2011

Assets:
Cash and due from banks	$46,173,650	$48,107,673
Investment securities, available for sale	117,168,156	108,500,489
Loans receivable	85,911,421	81,910,990
Allowance for loan loss	(1,582,397)	(1,343,020)
Loans receivable, net	84,329,024	80,567,970
Bank premises and equipment, net	2,161,386	2,332,727
Accrued interest receivable	558,568	582,942
Other assets	1,944,172	1,754,654
Total assets	$252,334,956	$241,846,455

Liabilities and stockholders’ equity:
Liabilities:
Deposits:
Demand and checking	$74,967,126	$72,507,555
NOW	34,617,600	30,553,003
Money market	31,407,708	26,909,220
Savings	17,806,078	17,178,525
Time	64,730,739	65,894,536
Total deposits	223,529,251	213,042,839
Escrow deposits	199,602	180,066
Accounts payable and accrued expenses	1,251,523	1,521,290
Total liabilities	224,980,376	214,744,195

Stockholders’ equity:
Common stock ($.0001 par value, 10,000,000 shares authorized, 1,989,509 issued, 1,787,809 outstanding at June 30, 2012 and 1,797,809 outstanding at December 31, 2011)	199	199
Additional paid in capital	9,310,790	9,304,789
Retained earnings	19,014,130	18,574,651
Treasury stock, at cost (201,700 shares at June 30, 2012 and 191,700 shares at December 31, 2011)	(2,041,664)	(1,935,596)
Unearned Employee Stock Ownership Plan shares	(309,977)	(394,516)
Accumulated other comprehensive income, net of taxes of $1,164,708 and $1,309,447, respectively	1,381,102	1,552,733

Total stockholders’ equity	27,354,580	27,102,260

Total liabilities and stockholders’ equity	$252,334,956	$241,846,455

See notes to consolidated financial statements.

VSB Bancorp, Inc.
Consolidated Statements of Operations
(unaudited)

	Three months ended June 30, 2012	Three months ended June 30, 2011	Six months ended June 30, 2012	Six months ended June 30, 2011
Interest and dividend income:
Loans receivable	$1,507,750	$1,366,027	$3,004,198	$2,820,319
Investment securities	789,865	997,887	1,582,435	2,010,439
Other interest earning assets	24,418	13,603	48,072	24,741
Total interest income	2,322,033	2,377,517	4,634,705	4,855,499

Interest expense:
NOW	21,342	23,183	43,558	56,272
Money market	58,159	61,101	114,871	120,480
Savings	9,592	13,278	19,200	25,974
Time	103,897	118,885	229,852	240,391
Total interest expense	192,990	216,447	407,481	443,117

Net interest income	2,129,043	2,161,070	4,227,224	4,412,382
Provision for loan loss	65,000	25,000	240,000	55,000

Net interest income after provision for loan loss	2,064,043	2,136,070	3,987,224	4,357,382

Non-interest income:
Loan fees	10,582	13,036	19,592	40,606
Service charges on deposits	548,557	536,148	1,101,275	1,058,385
Net rental income	14,219	10,105	24,278	21,718
Other income	54,873	64,004	103,811	110,287
Total non-interest income	628,231	623,293	1,248,956	1,230,996

Non-interest expenses:
Salaries and benefits	939,152	988,835	1,927,435	1,968,838
Occupancy expenses	357,336	361,665	728,481	738,228
Legal expense	70,276	34,974	149,984	99,960
Professional fees	86,061	72,050	169,061	152,501
Computer expense	65,180	73,247	116,668	138,569
Directors’ fees	72,000	62,925	145,125	125,375
FDIC and NYSBD assessments	60,000	45,500	121,500	139,500
Other expenses	356,774	331,822	673,270	641,097
Total non-interest expenses	2,006,779	1,971,018	4,031,524	4,004,068

Income before income taxes	685,495	788,345	1,204,656	1,584,310

Provision/(benefit) for income taxes:
Current	431,673	565,691	728,919	980,381
Deferred	(118,035)	(205,050)	(177,748)	(255,566)
Total provision for income taxes	313,638	360,641	551,171	724,815

Net income	$371,857	$427,704	$653,485	$859,495

Earnings per share:
Basic	$0.21	$0.24	$0.37	$0.48

Diluted	$0.21	$0.24	$0.37	$0.48

Comprehensive income	$291,778	$952,959	$481,854	$1,102,784

Book value per common share	$15.30	$14.81	$15.30	$14.81

See notes to consolidated financial statements.

VSB Bancorp, Inc.
Consolidated Statements of Comprehensive Income
(unaudited)

	Three months ended June 30, 2012	Three months ended June 30, 2011	Six months ended June 30, 2012	Six months ended June 30, 2011

Net Income	$371,857	$427,704	$653,485	$859,495
Other comprehensive income:
Unrealized gains on securities:
Change in unrealized gain on securties available for sale	(147,611)	968,212	(316,371)	448,460
Tax effects	(67,532)	442,957	(144,740)	205,171
Net of tax	(80,079)	525,255	(171,631)	243,289
Comprehensive income	$291,778	$952,959	$481,854	$1,102,784

See notes to consolidated financial statements.

VSB Bancorp, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
Year Ended December 31, 2011 and For Each of the Quarters in the Six Month Period Ended June 30, 2012
(unaudited)

	Number of Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock, at cost	Unearned ESOP Shares	Accumulated Other Comprehensive Income	Total Stockholders’ Equity

Balance at January 1, 2011	1,825,009	$199	$9,249,600	$17,563,435	$(1,643,797)	$(563,594)	$1,439,013	$26,044,856

Stock-based compensation			95,952					95,952
Amortization of earned portion of ESOP common stock						169,078		169,078
Amortization of cost over fair value - ESOP			(40,763)					(40,763)
Cash dividends declared ($0.24 per share)				(433,235)				(433,235)
Purchase of treasury stock, at cost	(27,200)				(291,799)			(291,799)
Comprehensive income:
Net income				1,444,451				1,444,451
Other comprehensive income, net:
Change in unrealized gain on securities available for sale, net of tax effects	—	—	—	—	—	—	113,720	113,720

Balance at December 31, 2011	1,797,809	$199	$9,304,789	$18,574,651	$(1,935,596)	$(394,516)	$1,552,733	$27,102,260

Stock-based compensation			23,445					23,445
Amortization of earned portion of ESOP common stock						42,270		42,270
Amortization of cost over fair value - ESOP			(20,660)					(20,660)
Cash dividends declared ($0.06 per share)				(107,003)				(107,003)
Purchase of treasury stock, at cost	(10,000)				(106,068)			(106,068)
Comprehensive income:
Net income				281,628				281,628
Other comprehensive income, net:
Change in unrealized gain on securities available for sale, net of tax effects	—	—	—	—	—	—	(91,552)	(91,552)

Balance at March 31, 2012	1,787,809	$199	$9,307,574	$18,749,276	$(2,041,664)	$(352,246)	$1,461,181	$27,124,320

Stock-based compensation			23,446					23,446
Amortization of earned portion of ESOP common stock						42,269		42,269
Amortization of cost over fair value - ESOP			(20,230)					(20,230)
Cash dividends declared ($0.06 per share)				(107,003)				(107,003)
Comprehensive income:
Net income				371,857				371,857
Other comprehensive income, net:
Change in unrealized gain on securities available for sale, net of tax effects	—	—	—	—	—	—	(80,079)	(80,079)

Balance at June 30, 2012	1,787,809	$199	$9,310,790	$19,014,130	$(2,041,664)	$(309,977)	$1,381,102	$27,354,580

See notes to consolidated financial statements.

VSB Bancorp, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	Three months ended June 30, 2012	Three months ended June 30, 2011	Six months ended June 30, 2012	Six months ended June 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$371,857	$427,704	$653,485	$859,495
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	147,370	150,377	296,994	298,918
Accretion of income, net of amortization of premium	135,168	49,419	231,849	82,763
ESOP compensation expense	22,039	26,077	43,649	51,594
Stock-based compensation expense	23,446	25,671	46,891	49,061
Provision for loan losses	65,000	25,000	240,000	55,000
Decrease in prepaid and other assets	120,390	20,621	214,044	194,148
Decrease/(increase) in accrued interest receivable	19,550	(3,666)	24,374	46,062
Decrease in deferred income taxes	(118,035)	(205,050)	(177,748)	(255,566)
(Decrease)/increase in accrued expenses and other liabilities	(24,720)	36,443	(269,767)	72,935
Net cash provided by operating activities	762,065	552,596	1,303,771	1,454,410

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in loan receivable	(3,170,787)	(2,940,099)	(4,081,675)	(1,272,170)
Proceeds from repayment and calls of investment securities, available for sale	9,582,904	7,517,021	18,683,742	16,948,321
Purchases of investment securities, available for sale	(9,144,116)	(9,539,269)	(27,900,082)	(15,614,398)
Purchases of premises and equipment	(48,196)	(64,857)	(125,653)	(85,299)
Net cash used in investing activities	(2,780,195)	(5,027,204)	(13,423,668)	(23,546)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	1,926,590	5,544,851	10,505,948	8,643,855
Purchase of treasury stock, at cost	—	—	(106,068)	—
Cash dividends paid	(107,003)	(108,718)	(214,006)	(217,434)
Net cash provided by financing activities	1,819,587	5,436,133	10,185,874	8,426,421

NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(198,543)	961,525	(1,934,023)	9,857,285

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	46,372,193	37,660,747	48,107,673	28,764,987

CASH AND CASH EQUIVALENTS, END OF PERIOD	$46,173,650	$38,622,272	$46,173,650	$38,622,272

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$204,116	$216,040	$414,668	$447,107
Taxes	$435,000	$680,225	$565,610	$867,125

SUPPLEMENTAL NONCASH DISCLOSURE:
Transfer from loans to real estate owned	$81,075	$—	$81,075	$—

See notes to consolidated financial statements.

VSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011 (UNAUDITED)

1.	GENERAL

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

Cash and Cash Equivalents – Cash and cash equivalents consist of cash on hand, due from banks and interest-bearing deposits. Interest-bearing deposits with original maturities of 90 days or less are included in this category. Customer loan and deposit transactions are reported on a net cash basis. Regulation D of the Board of Governors of the Federal Reserve System requires that Victory State Bank maintain interest-bearing deposits or cash on hand as reserves against its demand deposits. The amount of reserves which Victory State Bank is required to maintain depends upon its level of transaction accounts. During the fourteen day period from June 28, 2012 through July 11, 2012, Victory State Bank was required to maintain reserves, after deducting vault cash, of $3,935,000. Reserves are required to be maintained on a fourteen day basis, so, from time to time, Victory State Bank may use available cash reserves on a day to day basis, so long as the fourteen day average reserves satisfy Regulation D requirements. Victory State Bank is required to report transaction account levels to the Federal Reserve on a weekly basis.

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

Basic net income per share of common stock is based on 1,746,917 shares and 1,768,485 shares, the weighted average number of common shares outstanding for the three months ended June 30, 2012 and 2011, respectively. Diluted net income per share of common stock is based on 1,746,917 and 1,770,836, the weighted average number of common shares outstanding plus potentially dilutive common shares for the three months ended June 30, 2012 and 2011, respectively. The weighted average number of potentially dilutive common shares excluded in calculating diluted net income per common share due to the anti-dilutive effect is 47,132 and 28,223 shares for the three months ended June 30, 2012 and 2011, respectively. Common stock equivalents were calculated using the treasury stock method.

Basic net income per share of common stock is based on 1,746,200 shares and 1,765,138 shares, the weighted average number of common shares outstanding for the six months ended June 30, 2012 and 2011, respectively. Diluted net income per share of common stock is based on 1,746,200 and 1,767,043, the weighted average number of common shares outstanding plus potentially dilutive common shares for the six months ended June 30, 2012 and 2011, respectively. The weighted average number of potentially dilutive common shares excluded in calculating diluted net income per common share due to the anti-dilutive effect is 48,759 and 29,413 shares for the six months ended June 30, 2012 and 2011, respectively. Common stock equivalents were calculated using the treasury stock method.

The reconciliation of the numerators and the denominators of the basic and diluted per share computations for the three and six months ended June 30, are as follows:

Reconciliation of EPS
	Three months ended	Three months ended
	June 30, 2012	June 30, 2011
Basic
Distributed earnings allocated to common stock	$104,815	$106,109
Undistributed earnings allocated to common sock	262,038	314,243
Net earnings allocated to common stock	$366,853	$420,352

Weighted common shares outstanding including participating securities	1,770,746	1,799,414
Less: Participating securities	(23,829)	(30,929)
Weighted average shares	1,746,917	1,768,485

Basic EPS	$0.21	$0.24

Diluted
Net earnings allocated to common stock	$366,853	$420,352

Weighted average shares for basic	1,746,917	1,768,485
Dilutive effects of:
Stock Options	—	2,351
Unvested shares not considered particpating securtities	—	—
	1,746,917	1,770,836

Diluted EPS	$0.21	$0.24

Reconciliation of EPS
	Six months ended	Six months ended
	June 30, 2012	June 30, 2011
Basic
Distributed earnings allocated to common stock	$209,544	$211,817
Undistributed earnings allocated to common sock	434,312	631,810
Net earnings allocated to common stock	$643,856	$843,627

Weighted common shares outstanding including participating securities	1,772,314	1,798,340
Less: Participating securities	(26,114)	(33,202)
Weighted average shares	1,746,200	1,765,138

Basic EPS	$0.37	$0.48

Diluted
Net earnings allocated to common stock	$643,856	$843,627

Weighted average shares for basic	1,746,200	1,765,138
Dilutive effects of:
Stock Options	—	1,905
Unvested shares not considered particpating securtities	—	—
	1,746,200	1,767,043

Diluted EPS	$0.37	$0.48

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

Stock Repurchase Programs – On September 8, 2008, the Company announced that its Board of Directors had authorized a Rule 10b5-1 stock repurchase program for the repurchase of up to 100,000 shares of the Company’s common stock. On April 21, 2009, the Company announced that its Board of Directors had authorized a second Rule 10b5-1 stock repurchase program for the repurchase of up to an additional 100,000 shares of the Company’s common stock. The Company has repurchased a total of 200,000 shares of its common stock under these stock repurchase programs, which were completed by the end of 2010. On September 14, 2011, the Company announced that its Board of Directors had authorized a third Rule 10b5-1 stock repurchase program for the repurchase of up to an additional 100,000 shares of the Company’s common stock. At June 30, 2012, the Company had repurchased a total of 37,200 shares of its common stock under this third stock repurchase program. Stock repurchases under the programs have been accounted for using the cost method, in which the Company will reflect the entire cost of repurchased shares as a separate reduction of stockholders’ equity on its balance sheet.

Retention and Recognition Plan – At the April 27, 2010 Annual Meeting, the stockholders of VSB Bancorp, Inc. approved the adoption of the 2010 Retention and Recognition Plan (the “RRP”). The RRP authorizes the award of up to 50,000 shares of its common stock to directors, officers and employees. In conjunction with the approval the RRP, stockholders approved the award of 4,000 shares of stock to each of its eight directors who had at least five years of service. The director awards will vest over five years, with 20% vesting annually for each of the first five years after the award is made, subject to acceleration and forfeiture. On April 27, 2011, 6,400 shares or 20% of the 32,000 shares of stock awarded to its eight directors who had at least five years of service had vested. On April 27, 2012, an additional 6,400 shares or 20% of the 32,000 shares of stock awarded to its eight directors who had at least five years of service had vested. On June 8, 2010, an additional 3,500 shares of stock were awarded to the President and CEO of the Company, which will vest over a 65 month period, with 20% vesting annually for each of the first five years starting in November 2011, subject to acceleration and forfeiture. On November 16, 2011, 700 shares or 20% of the 3,500 shares of stock awarded to the President and CEO of the Company had vested. The recipient of an award will not be required to make any payment to receive the award or the stock covered by the award. The Company recognizes compensation expense for the shares awarded under the RRP gradually as the shares vest, based upon the market price of the shares on the date of the award. For the six months ended June 30, 2012, the Company recognized $40,371 of compensation expense related to the shares awarded. The income tax benefit resulting from this expense was $18,469. As of June 30, 2012, there was approximately $212,924 of unrecognized compensation costs related to the shares awarded. These costs are expected to be recognized over the next 2.75 years.

A summary of the status of the Company’s non-vested plan shares as of June 30, 2012 is as follows:

For the Six Months Ended June 30, 2012:
		Weighted Average
	Shares	Grant Date Share Value

Non vested at beginning of period	28,400	$11.46
Granted	—
Vested	6,400	$—
Non vested at end of period	22,000	$11.46

Comprehensive Income - Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses, net of taxes, on securities available for sale which are also recognized as separate components of equity.

Recently-Adopted Accounting Standards - In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-12, “Comprehensive Income (Topic 220) Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05”. In order to defer only those changes in Update 2011-05 that relate to the presentation of reclassification adjustments, the paragraphs in this Update supersede certain pending paragraphs in Update 2011-05. The amendments are being made to allow the FASB Board time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While the Board is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before Update 2011-05.

3.	INVESTMENT SECURITIES, AVAILABLE FOR SALE

The following table summarizes the amortized cost and fair value of the available-for-sale investment securities portfolio at June 30, 2012 and December 31, 2011 and the corresponding amounts of unrealized gains and losses herein:

	June 30, 2012
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

FNMA MBS - Residential	$29,907,116	$370,302	$(6,416)	$30,271,002
GNMA MBS - Residential	5,882,061	113,246	—	5,995,307
Whole Loan MBS - Residential	608,638	17,396	—	626,034
Collateralized mortgage obligations	78,224,532	2,051,281	—	80,275,813
	$114,622,347	$2,552,225	$(6,416)	$117,168,156

	December 31, 2011
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

FNMA MBS - Residential	$5,080,697	$109,069	$—	$5,189,766
GNMA MBS - Residential	6,748,239	228,105	—	6,976,344
Whole Loan MBS - Residential	786,085	20,531	—	806,616
Collateralized mortgage obligations	93,023,287	2,504,478	(2)	95,527,763
	$105,638,308	$2,862,183	$(2)	$108,500,489

There were no sales of investment securities for the six months ended June 30, 2012 and 2011.

The amortized cost and fair value of the investment securities portfolio are shown by expected maturity. Expected maturities may differ from contractual maturities, especially for collateralized mortgage obligations, if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2012
	Amortized	Fair
	Cost	Value

Less than one year	$—	$—
Due after one year through five years	14,294,445	14,472,104
Due after five years through ten years	27,349,149	27,949,924
Due after ten years	72,978,753	74,746,128
	$114,622,347	$117,168,156

The following table summarizes the investment securities with unrealized losses at June 30, 2012 and December 31, 2011 by aggregated major security type and length of time in a continuous unrealized loss position:

June 30, 2012	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

FNMA MBS	$3,898,747	$(6,416)	$—	$—	$3,898,747	$(6,416)
GNMA MBS	—	—	—	—	—	—
Whole Loan MBS	—	—	—	—	—	—
Collateralized mortgage obligations	—	—	—	—	—	—
	$3,898,747	$(6,416)	$—	$—	$3,898,747	$(6,416)

December 31, 2011	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

FNMA MBS	$—	$—	$—	$—	$—	$—
GNMA MBS	—	—	—	—	—	—
Whole Loan MBS	—	—	—	—	—	—
Collateralized mortgage obligations	5,038	(2)	—	—	5,038	(2)
	$5,038	$(2)	$—	$—	$5,038	$(2)

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

At June 30, 2012, the unrealized loss on investment securities was caused by average life increases. We expect that these securities, at maturity, will be settled for at least the amortized cost of the investment. Because the decline in fair value is attributable to changes in average life and not credit quality, and because the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before recovery of the amortized cost basis less any current-period loss, these investments are not considered other-than-temporarily impaired. At June 30, 2012, there were no debt securities with unrealized losses with aggregate depreciation of 5% or more from the Company’s amortized cost basis.

Securities pledged had a fair value of $57,523,315 and $55,080,059 at June 30, 2012 and December 31, 2011, respectively and were pledged to secure public deposits and balances in excess of the deposit insurance limit on certain customer accounts.

4.	FAIR VALUE MEASUREMENTS

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

The carrying amounts and estimated fair values of financial instruments, at June 30, 2012 and December 31, 2011 are as follows:

	Fair Value Measurements at June 30, 2012 Using
	Carrying	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Value	(Level 1)	(Level 2)	(Level 3)	Total
Financial Assets:
Cash and cash equivalents	$46,173,650	$4,143,985	$42,029,665	$—	$46,173,650
Investment securities, available for sale	117,168,156	—	117,168,156	—	117,168,156
Loans receivable	84,329,024	—	—	85,031,955	85,031,955
Accrued interest receivable	558,568	—	304,086	254,482	558,568
Total Financial Assets	$248,229,398	$4,143,985	$159,501,907	$85,286,437	$248,932,329

Financial Liabilities:
Deposits	$223,728,853	$75,166,728	$148,558,737	$—	$223,725,465
Accrued interest payable	9,824	—	9,824	—	9,824
Total Financial Liabilities	$223,738,677	$75,166,728	$148,568,561	$—	$223,735,289

	Fair Value Measurements at December 31, 2011 Using
	Carrying	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Value	(Level 1)	(Level 2)	(Level 3)	Total
Financial Assets:
Cash and cash equivalents	$48,107,673	$3,384,186	$44,723,487	$—	$48,107,673
Investment securities, available for sale	108,500,489	—	108,500,489	—	108,500,489
Loans receivable	80,567,970	—	—	81,722,136	81,722,136
Accrued interest receivable	582,942	—	315,760	267,182	582,942
Total Financial Assets	$237,759,074	$3,384,186	$153,539,736	$81,989,318	$238,913,240

Financial Liabilities:
Deposits	$213,222,905	$72,687,621	$140,454,934	$—	$213,142,555
Accrued interest payable	17,011	—	17,011	—	17,011
Total Financial Liabilities	$213,239,916	$72,687,621	$140,471,945	$—	$213,159,566

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

	Fair Value Measurements at June 30, 2012 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
FNMA MBS - Residential	$30,271,002	$—	$30,271,002	$—
GNMA MBS - Residential	5,995,307	—	5,995,307	—
Whole Loan MBS- Residential	626,034	—	626,034	—
Collateralized mortgage obligations	80,275,813	—	80,275,813	—
Total Available for sale Securities	$117,168,156	$—	$117,168,156	$—

	Fair Value Measurements at December 31, 2011 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
FNMA MBS - Residential	$5,189,766	$—	$5,189,766	$—
GNMA MBS - Residential	6,976,344	—	6,976,344	—
Whole Loan MBS- Residential	806,616	—	806,616	—
Collateralized mortgage obligations	95,527,763	—	95,527,763	—
Total Available for sale Securities	$108,500,489	$—	$108,500,489	$—

Certain financial assets are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

There were no transfers between levels from December 31, 2011 to June 30, 2012.

Assets Measured on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis are summarized below:

Impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 3 inputs based on internally customized discounting criteria and updated appraisals when received.

Other real estate owned measured at fair value less cost to sell, had a net carrying amount of $348,321.

	Fair Value Measurements at June 30, 2012 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans
Commercial Real Estate	$1,323,144	—	—	$1,323,144

Other real estate owned	348,321	—	—	348,321

	Fair Value Measurements at December 31, 2011 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans
Commercial Real Estate	$1,004,279	—	—	$1,004,279

Other real estate owned	267,246	—	—	267,246

As of June 30, 2012, we had four impaired loans with specific reserves that were collateral dependent. Collateral dependent impaired loans, which are measured for impairment using the fair value of the collateral, had a carrying amount of $1,776,829, with a valuation allowance of $453,685 at that date. The valuation allowance increased $107,590 from December 31, 2011 to June 30, 2012.

As of December 31, 2011, we had four impaired loans with specific reserves that were collateral dependent. Collateral dependent impaired loans, which are measured for impairment using the fair value of the collateral, had a carrying amount of $1,350,374, with a valuation allowance of $346,095 at that date.

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2012.

	Fair	Valuation	Unobservable
	Value	Techniques	Inputs	Range
Impaired loans-
Commercial real estate	$604,163	Third Party Appraisal	Discount adjustment for differences in various costs.	0.01%

	87,876	Third Party Appraisal	Adjustments for differences between comparable sales.	2.7%-12.6%

	189,406	Third Party Appraisal	Adjustments for differences in net operating income expectations	10% - 27%

	441,699	Third Party Appraisal	Adjustments for differences in net operating income expectations	0%-27%

			Capitalization Rate	8.10%

Other real estate owned - commercial	267,246	Third Party Appraisal	Adjustments for differences in net operating income expectations	17% - 26%

			Capitalization Rate	8.00%

Other real estate owned - residential	81,075	Third Party Appraisal	Adjustments for differences between comparable sales	2% - 6%

5.	LOANS RECEIVABLE, NET

Loans receivable, net at June 30, 2012 and December 31, 2011 are summarized as follows:

	June 30,	December 31,
	2012	2011

Commercial loans (principally variable rate):
Secured	$1,681,827	$1,522,639
Unsecured	15,103,446	12,997,139
Total commercial loans	16,785,273	14,519,778

Real estate loans:
Commercial	60,837,471	59,376,008
Residential	2,303,786	2,309,899
Total real estate loans	63,141,257	61,685,907

Construction loans (net of undisbursed funds of $2,419,500 and $2,215,000, respectively)	4,822,483	4,610,000

Consumer loans	561,964	602,144
Other loans	832,849	717,261
	1,394,813	1,319,405
Total loans receivable	86,143,826	82,135,090

Less:
Unearned loans fees, net	(232,405)	(224,100)
Allowance for loan losses	(1,582,397)	(1,343,020)

Total	$84,329,024	$80,567,970

Nonaccrual loans outstanding at June 30, 2012 and December 31, 2011 are summarized as follows:

	June 30,	December 31,
	2012	2011
Nonaccrual loans:
Commercial real estate	$6,222,592	$8,265,397
Residential real estate	—	2,200,000
Construction	—	397,500
Total nonaccrual loans	$6,222,592	$10,862,897

	June 30,	December 31,
	2012	2011
Interest income that would have been recorded during the period on nonaccrual loans outstanding in accordance with original terms	$238,373	$595,946

At June 30, 2012 and December 31, 2011, there were no loans 90 days past due and still accruing interest.

The following table presents the aging of the past due loan balances as of June 30, 2012 and December 31, 2011 by class of loans:

June 30, 2012		30-59	60-89	Greater than 90		Loans
		Days	Days	Days	Total	Not
	Total	Past Due	Past Due	Past Due	Past Due	Past Due

Commercial loans:
Unsecured	$15,103,446	$2,882	$—	$—	$2,882	$15,100,564
Secured	1,681,827	3,616	—	—	3,616	1,678,211
Real Estate loans
Commercial	60,837,471	77,500	49,900	6,222,592	6,349,992	54,487,479
Residential	2,303,786	—	—	—	—	2,303,786
Construction loans	4,822,483	—	—	—	—	4,822,483
Consumer loans	561,964	6,121	257	—	6,378	555,586
Other loans	832,849	—	—	—	—	832,849
Total loans	$86,143,826	$90,119	$50,157	$6,222,592	$6,362,868	$79,780,958

December 31, 2011		30-59	60-89	Greater than 90		Loans
		Days	Days	Days	Total	Not
	Total	Past Due	Past Due	Past Due	Past Due	Past Due

Commercial loans:
Unsecured	$12,997,139	$84,529	$16,260	$—	$100,789	$12,896,350
Secured	1,522,639	—	—	—	—	1,522,639
Real Estate loans
Commercial	59,376,008	997,740	359,620	8,265,397	9,622,757	49,753,251
Residential	2,309,899	—	—	2,200,000	2,200,000	109,899
Construction loans	4,610,000	—	—	397,500	397,500	4,212,500
Consumer loans	602,144	678	—	—	678	601,466
Other loans	717,261	—	—	—	—	717,261
Total loans	$82,135,090	$1,082,947	$375,880	$10,862,897	$12,321,724	$69,813,366

Nonaccrual loans include smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

Loans individually evaluated for impairment were as follows:

	June 30,	December 31,
	2012	2011

Loans with no allocated allowance for loan losses:
Commercial real estate	$4,212,383	$6,662,331
Construction	—	397,500
Residential real estate	—	2,200,000
Loans with allocated allowance for loan losses:
Commercial real estate	1,776,829	1,350,374
	$5,989,212	$10,610,205

Amount of the allowance for loan losses allocated:
Commercial real estate	$453,685	$346,095

	$453,685	$346,095

The following table sets forth certain information about impaired loans with a measured impairment:

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2012	2012

Average of individually impaired loans during period:
Commercial real estate	$6,209,432	$6,972,044
Construction	—	198,750
Residential real estate	—	733,333
	$6,209,432	$7,904,127

Interest income recognized during time period that loans were impaired, using accrual or cash-basis method of accounting	$—	$—

Troubled Debt Restructurings:

The Company has allocated $32,905 and $3,412 of specific reserves to customers whose loan terms have been modified in trouble debt restructurings (“TDRs”) as of June 30, 2012 and December 31, 2011. The Company has not committed to lend any additional amounts to customers with outstanding loans that are classified as TDRs.

The outstanding principal balance of trouble debt restructurings at June 30, 2012 was $4,803,810 and at December 31, 2011 was $4,576,997. None of the loans currently classified as TDRs have defaulted during this period. The TDR’s that are being reported on are all current and are paying under the modified arrangements.

The terms of certain other loans were modified during the six months ended June 30, 2012 that did not meet the definition of a TDR. These loans have a total recorded investment as of June 30, 2012 of $105,994. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification.

The following table presents loans by class modified as troubled debt restructurings that occurred during the six months ending June 30, 2012:

		Pre-Modification	Post-Modification
	Number	Outstanding Recorded	Outstanding Recorded
	of Loans	Investment	Investment
Troubled Debt Restructurings:
Commerical real estate	3	$2,011,459	$2,011,459

The troubled debt restructurings described above did not require an additional allowance during the period ending June 30, 2012.

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

The following table sets forth at June 30, 2012 and December 31, 2011, the aggregate carrying value of our assets categorized as Special Mention, Substandard and Doubtful according to asset type:

	At June 30, 2012

	Special			Not
	Mention	Substandard	Doubtful	Classified	Total

Commercial Loans:
Secured	$—	$—	$—	$1,681,827	$1,681,827
Unsecured	36,788	28,890	—	15,037,768	15,103,446
Commercial Real Estate	5,895,285	6,730,149	—	48,212,037	60,837,471
Residential Real Estate	—	2,196,705	—	107,081	2,303,786
Construction	—	—	—	4,822,483	4,822,483
Consumer	7,943	—	—	554,021	561,964
Other	4,458	—	—	828,391	832,849
Total loans	$5,944,474	$8,955,744	$—	$71,243,608	$86,143,826

Real estate owned	—	348,321	—	—	348,321
Total assets	$5,944,474	$9,304,065	$—	$71,243,608	$86,492,147

	At December 31, 2011

	Special			Not
	Mention	Substandard	Doubtful	Classified	Total

Commercial Loans:
Secured	$—	$—	$—	$1,522,639	$1,522,639
Unsecured	127,132	50,379	—	12,819,628	12,997,139
Commercial Real Estate	2,012,188	9,039,881	—	48,323,939	59,376,008
Residential Real Estate	—	2,200,000	—	109,899	2,309,899
Construction	—	397,500	—	4,212,500	4,610,000
Consumer	12,682	—	—	589,462	602,144
Other	5,306	—	—	711,955	717,261
Total loans	$2,157,308	$11,687,760	$—	$68,290,022	$82,135,090

Real estate owned	—	267,246	—	—	267,246
Total assets	$2,157,308	$11,955,006	$—	$68,290,022	$82,402,336

The following table presents the balance in the allowance for loan losses and the recorded balance in loans, by portfolio segment, and based on impairment method as of June 30, 2012 and December 31, 2011:

June 30, 2012

	Commercial	Commercial		Commerical	Residential Real	Other
	Unsecured	Secured	Construction	Real Estate	Estate	Loans	Total

Allowance for loan losses:
Ending allowance balance attributable to loans
Individually evaluated for impairment	$2,889	$—	$—	$465,105	$—	$—	$467,994
Collectively evaluated for impairment	544,732	13,678	37,186	465,778	2,190	50,839	1,114,403
Total ending allowance balance	$547,621	$13,678	$37,186	$930,883	$2,190	$50,839	$1,582,397

Loans:
Individually evaluated for impairment	$28,890	$—	$—	$6,730,149	$2,196,705	$—	$8,955,744
Collectively evaluated for impairment	15,074,556	1,681,827	4,822,483	54,107,322	107,081	1,394,813	77,188,082
Total ending loans balance	$15,103,446	$1,681,827	$4,822,483	$60,837,471	$2,303,786	$1,394,813	$86,143,826

December 31, 2011

	Commercial	Commercial		Commerical	Residential Real	Other
	Unsecured	Secured	Construction	Real Estate	Estate	Loans	Total

Allowance for loan losses:
Ending allowance balance attributable to loans
Individually evaluated for impairment	$6,664	$—	$—	$363,520	$—	$—	$370,184
Collectively evaluated for impairment	468,022	12,356	34,184	417,300	672	40,302	972,836
Total ending allowance balance	$474,686	$12,356	$34,184	$780,820	$672	$40,302	$1,343,020

Loans:
Individually evaluated for impairment	$50,379	$—	$397,500	$9,039,881	$2,200,000	$—	$11,687,760
Collectively evaluated for impairment	12,946,760	1,522,639	4,212,500	50,336,127	109,899	1,319,405	70,447,330
Total ending loans balance	$12,997,139	$1,522,639	$4,610,000	$59,376,008	$2,309,899	$1,319,405	$82,135,090

The following table presents the activity in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2012 and June 30, 2011.

Three months ended June 30, 2012

	Commercial	Commercial		Commerical	Residential Real	Other
	Unsecured	Secured	Construction	Real Estate	Estate	Loans	Total

Allowance for loan losses:
Beginning balance	$501,779	$13,650	$40,687	$836,141	$4,042	$45,614	$1,441,913
Provision for loan losses	(18,576)	28	(3,501)	111,417	(29,493)	5,125	65,000
Loans charged-off	—	—	—	(16,675)	—	—	(16,675)
Recoveries	64,418	—	—	—	27,641	100	92,159
Total ending allowance balance	$547,621	$13,678	$37,186	$930,883	$2,190	$50,839	$1,582,397

Three months ended June 30, 2011

	Commercial	Commercial		Commerical	Residential Real	Other
	Unsecured	Secured	Construction	Real Estate	Estate	Loans	Total

Allowance for loan losses:
Beginning balance	$500,280	$10,320	$40,709	$714,786	$5,874	$29,629	$1,301,598
Provision for loan losses	176,910	1,381	(3,192)	(150,334)	(701)	936	25,000
Loans charged-off	(147,257)	—	—	—	—	—	(147,257)
Recoveries	12,625	—	—	500	—	164	13,289
Total ending allowance balance	$542,558	$11,701	$37,517	$564,952	$5,173	$30,729	$1,192,630

Six months ended June 30, 2012

	Commercial	Commercial		Commerical	Residential Real	Other
	Unsecured	Secured	Construction	Real Estate	Estate	Loans	Total

Allowance for loan losses:
Beginning balance	$474,686	$12,356	$34,184	$780,820	$672	$40,302	$1,343,020
Provision for loan losses	84,724	1,322	3,002	166,738	(26,123)	10,337	240,000
Loans charged-off	(100,757)	—	—	(16,675)	—	—	(117,432)
Recoveries	88,968	—	—	—	27,641	200	116,809
Total ending allowance balance	$547,621	$13,678	$37,186	$930,883	$2,190	$50,839	$1,582,397

Six months ended June 30, 2011

	Commercial	Commercial		Commerical	Residential Real	Other
	Unsecured	Secured	Construction	Real Estate	Estate	Loans	Total

Allowance for loan losses:
Beginning balance	$520,953	$13,486	$52,138	$653,362	$7,174	$30,107	$1,277,220
Provision for loan losses	170,359	(1,785)	(14,621)	(93,910)	(2,001)	(3,042)	55,000
Loans charged-off	(185,054)	—	—	—	—	—	(185,054)
Recoveries	36,300	—	—	5,500	—	3,664	45,464
Total ending allowance balance	$542,558	$11,701	$37,517	$564,952	$5,173	$30,729	$1,192,630

Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition at June 30, 2012

Total assets were $252,334,956 at June 30, 2012, an increase of $10,488,501, or 4.3%, from December 31, 2011. The increase resulted from the investment of funds available to us as the result of retained earnings and an increase in deposits. The deposit increase was caused generally by our efforts to grow our franchise and specifically by the deposit increases at our branch offices. We invested these funds primarily in the purchase of new investment securities and to fund new loans. The principal changes resulting in the net increase in assets can be summarized as follows:

•	a $8,667,667 net increase in investment securities available for sale
•	a $3,761,054 net increase in loans receivable and
•	a $1,934,023 net decrease in cash and cash equivalents.

In addition to these changes in major asset categories, we also experienced changes in other asset categories due to normal fluctuations in operations.

Our deposits (including escrow deposits) were $223,728,853 at June 30, 2012, an increase of $10,505,948 or 4.9%, from December 31, 2011 as a result of our active solicitation of retail deposits to increase funds for investment. The aggregate increase in deposits resulted from increases of $4,498,488 in money market accounts, $4,064,597 in NOW accounts, $2,459,571 in non-interest demand deposits, $627,553 in savings accounts and $19,536 in escrow deposits partially offset by a decrease of $1,163,797 in time deposits.

Total stockholders’ equity was $27,354,580 at June 30, 2012, an increase of $252,320, or 0.93%, from December 31, 2011. The increase reflected: (i) a $439,479 increase in retained earnings due to net income of $653,485 for the six months ended June 30, 2012, partially offset by $214,006 of dividends paid in 2012; (ii) a reduction of $84,539 in Unearned ESOP shares reflecting the gradual payment of the loan we made to fund the ESOP’s purchase of our stock; partially offset by (iii) a decrease in the net unrealized gain on securities available for sale of $171,631. Additionally, there was a $106,068 increase in Treasury shares representing the cost of 10,000 shares of common stock we repurchased in the first quarter of 2012 under our Company’s third stock repurchase plan.

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

Making permanent residential mortgage loans is not a material part of our business, and our investments in mortgage-backed securities and collateralized mortgage obligations have been made with a view towards avoiding the types of securities that are backed by low quality mortgage-related assets. However, one of the primary focuses of our local business is receiving deposits from, and making loans to, businesses involved in the construction and building trades industry on Staten Island. Construction loans represented a significant component of our loan portfolio, reaching 39.8% of total loans at year end 2005. As we monitored the economy and the strength of the local construction industry, we elected to reduce our portfolio of construction loans. By June 30, 2012, the percentage had declined to 5.6%. However, developers and builders provide not only a source of loans, but they also provide us with deposits and other business. If the weakness in the economy continues or worsens, then that could have a substantial adverse effect on our customers and potential customers, making it more difficult for us to find satisfactory loan opportunities and low-cost deposits. This could compel us to invest in lower yielding securities instead of higher-yielding loans and could also reduce low cost funding sources such as checking accounts and require that we replace them with higher cost deposits such as time deposits. Either or both of those shifts could reduce our net income.

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

Results of Operations for the Three Months Ended June 30, 2012 and June 30, 2011

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

General. We had net income of $371,857 for the three months ended June 30, 2012, compared to net income of $427,704 for the comparable period in 2011. The principal categories which make up the 2012 net income are:

•	Interest income of $2,322,033
•	Reduced by interest expense of $192,990

•	Reduced by a provision for loan losses of $65,000
•	Increased by non-interest income of $628,231
•	Reduced by non-interest expense of $2,006,779
•	Reduced by income tax expense of $313,638

We discuss each of these categories individually and the reasons for the differences between the quarters ended June 30, 2012 and 2011 in the following paragraphs.

Interest Income. Interest income was $2,322,033 for the quarter ended June 30, 2012, compared to $2,377,517 for the quarter ended June 30, 2011, a decrease of $55,484 or 2.3%. The main reason for the decline was a 63 basis point decrease in the yield and a $2,451,778 decrease in average balance on investment securities between the periods, which combined to cause a $208,022 decline in interest income on investment securities. This was partially offset by the $141,723 increase in interest income on loans.

Interest income on loans increased by $141,723 as a result of an increase of $60,359 of interest collected on loans previously on non-accrual, from $2,378 in the second quarter of 2011 to $62,737 in the same period in 2012. In addition, the average balance of loans increased by $3.7 million and the yield on loans increased by 18 basis points from the second quarter of 2011 to the second quarter of 2012, both of which contributed to the increase in interest income on loans. The increase in the average balance was the result of our efforts to increase our loan portfolio, which represents our highest yielding asset category. There was a $516,711 increase in our average non-performing loans, from $6.2 million in the quarter ending June 30, 2011, to $6.7 million in the second quarter of 2012. During the period in which interest is not being paid, non-performing loans continue to be included in the calculation of average loan yield, but with an effective yield of zero. We estimate that if all non-performing loans were performing according to their contractual terms during the second quarter of 2012, our average loan yield would have been approximately 43 basis points higher. In contrast, we estimate that the comparable effect in 2011 period would have been approximately a 75 basis point increase in average loan yield. Substantially all of the non-accrual loans are secured by mortgages on real estate. Interest rate floors on most of our loans have helped to stabilize interest income from the loan portfolio, but these floors will have the effect of limiting increases in our income until the prime rate rises above 6%.

We experienced a 63 basis point decrease in the average yield on our investment securities portfolio, from 3.34% to 2.71%, due to the purchase of new investment securities at lower market rates than the rates we had been earning on the investment securities previously purchased that were gradually being repaid. The average balance of our investment portfolio decreased by $2.5 million, or 2.1%, between the periods, as we limited our purchases of new investment securities due to the low yields available. The investment securities portfolio represented 72.1% of average non-loan interest earning assets in the 2012 period compared to 77.9% in the 2011 period.

Interest income from other interest earning assets (principally overnight investments) increased by $10,815 due to an increase in the yield of 6 basis points from 0.16% for the quarter ended June 30, 2011 to 0.22% for the quarter ended June 30, 2012. In addition, the average balance of our interest earning assets increased by $11.5 million between the periods because we elected to invest available funds in overnight investments rather than tie them up in longer term investment securities which were available only at relatively low yields..

Interest Expense. Interest expense was $192,990 for the quarter ended June 30, 2012, compared to $216,447 for the quarter ended June 30, 2011, a decrease of $23,457 or 10.8%. The decrease was primarily the result of a reduction in the rates we paid on deposits, principally time deposits, reflecting a 10 basis point decrease in the cost of time deposits between the periods, due to the continuing low market interest rates. As a result, our average cost of funds, excluding the effect of interest-free demand deposits, decreased to 0.52% from 0.63% between the periods.

Net Interest Income Before Provision for Loan Losses. Net interest income before the provision for loan losses was $2,129,043 for the quarter ended June 30, 2012, compared to $2,161,070 for the quarter ended June 30, 2011, a decrease of $32,027, or 1.5%. The decrease was primarily because the reduction in our interest income was greater than the reduction in our cost of funds when comparing the quarter ended June 30, 2012 to the same period ended 2011. The average yield on interest earning assets declined by 37 basis points, while the average cost of funds declined by 11 basis points. The reduction in the yield on assets was principally due to the 63 basis point drop in the yield on investment securities partially offset by the 18 basis point increase in the yield on loans. The decline in the cost of funds was driven principally by the 10 basis point drop in the cost of time deposits. Overall, our interest rate spread declined 26 basis points, from 3.43% to 3.17% between the periods. Correspondingly, our net interest margin decreased to 3.38% for the quarter ended June 30, 2012 from 3.69% in the same period of 2011. The margin is higher than the spread because it takes into account the effect of interest free demand deposits and capital.

The spread and margin both decreased because of the combined effect of the decline in earnings we were able to obtain on our investments securities and the increase in the average balance of other interest earning assets, our lowest yielding asset class. These declines could not be offset by corresponding declines in the cost of deposits because the rates we paid on deposits were already low due to low markets rates so that we could not reduce them as much as the decline in the earnings on investment securities. In addition, we continued to incur interest expense on deposits that funded the non-performing loans that did not earn interest.

Provision for Loan Losses. The provision for loan losses in any period depends upon the amount necessary to bring the allowance for loan losses to the level management believes is appropriate, after taking into account charge offs and recoveries. We took a provision for loan losses of $65,000 for the quarter ended June 30, 2012 compared to a provision for loan losses of $25,000 for the quarter ended June 30, 2011. The $40,000 increase in the provision was a result of increased write downs on impaired loans between the periods, due to the reduction in the fair value of underlying collateral, which was partially offset by the increased level of recoveries in the 2012 period.

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

We experienced a decrease of $648,065 in non-performing loans from $6,870,657 at June 30, 2011 to $6,222,592 at June 30, 2012. These loans are secured by real estate. We individually evaluated the non-performing mortgage loans based primarily upon updated appraisals as part of our analysis of the appropriate level of our allowance for loan and lease losses. We had charge-offs of $16,675 for the quarter ended June 30, 2012 as compared to charge-offs of $147,257 for the quarter ended June 30, 2011. We also had recoveries (which are added back to the allowance for loan losses) of $92,159 for the quarter ended June 30, 2012 as compared to $13,289 in the same period of 2011. After increasing the provision for loan losses for the quarter ended June 30, 2012 compared to the same period in 2011, and considering other matters that increased or decreased the allowance, we determined that the level of our allowance at June 30, 2012 was appropriate to address probable and incurred losses. We are aggressively collecting charged-off loans in an effort to recover the amounts charged off whenever we believe that collection efforts are likely to be fruitful.

Although management uses available information to assess the appropriateness of the allowance on a quarterly basis in consultation with outside advisors and the board of directors, changes in national or local economic conditions, the circumstances of individual borrowers, or other factors, may change, increasing the level of problem loans and requiring an increase in the level of the allowance. Overall, our allowance for loan losses increased from $1,192,630, or 1.44% of total loans, at June 30, 2011 to $1,582,397 or 1.84% of total loans, at June 30, 2012. There can be no assurance that a higher level, or a higher provision for loan losses, will not be necessary in the future.

Non-interest Income. Non-interest income was $628,231 for the quarter ended June 30, 2012, compared to $623,293 during the same period last year. The $4,938, or 0.8%, increase in non-interest income was a direct result of a $12,409 increase in service charges on deposits, partially offset by a $9,131 decrease in other income. Service charges on deposits consist mainly of insufficient fund fees, which are inherently volatile, and are based upon the number of items being presented for payment against insufficient funds.

Non-interest Expense. Non-interest expense was $2,006,779 for the quarter ended June 30, 2012, compared to $1,971,018 for the quarter ended June 30, 2011, an increase of $35,761 or 1.8%. The principal shifts in the individual categories were:

•	a $35,302 increase in legal expense due to a higher level of collections;
•	a $24,952 increase in other non-interest expenses due to an increase in the cost of holding real estate acquired in the collection of mortgage loans;
•	a $14,500 increase in FDIC and NYSDFS assessments due to a lower regulatory assessment rate in the second quarter of 2011 partially offset by;
•	a $49,683 decrease in salaries and benefits costs due to reduced staff.

In addition to these changes, we also experienced changes in the various other non-interest expenses categories due to normal fluctuations in operations.

Income Tax Expense. Income tax expense was $313,638 for the quarter ended June 30, 2012, compared to income tax expense of $360,641 for the same period ended 2011. The decrease in income tax expense was due to the $102,850 decrease in income before income taxes in the 2012 period. Our effective tax rate for the quarters ended June 30, 2012 and 2011 was 45.8%.

Results of Operations for the Six Months Ended June 30, 2012 and June 30, 2011

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

General. We had net income of $653,485 for the six months ended June 30, 2012, compared to net income of $859,495 for the comparable period in 2011. The principal categories which make up the 2012 net income are:

•	Interest income of $4,634,705
•	Reduced by interest expense of $407,481
•	Reduced by a provision for loan losses of $240,000
•	Increased by non-interest income of $1,248,956
•	Reduced by non-interest expense of $4,031,524
•	Reduced by income tax expense of $551,171

We discuss each of these categories individually and the reasons for the differences between the six months ended June 30, 2012 and 2011 in the following paragraphs.

Interest Income. Interest income was $4,634,705 for the six months ended June 30, 2012, compared to $4,855,499 for the six months ended June 30, 2011, a decrease of $220,794 or 4.6%. The main reason for the decline was a 61 basis point decrease in the yield and a $5,236,729 decrease in average balance on investment securities between the periods, which combined caused a $428,004 decline in interest income on investment securities. This was partially offset by the $183,879 increase in interest income on loans.

Interest income on loans increased by $183,879 as a result of an increase of $130,428 of interest collected on loans previously on non-accrual, from $23,065 in the first six months of 2011 to $153,493 in the same period in 2012. The average balance of loans increased by $2.1 million and the yield on loans increased by 9 basis points, from the first six months of 2011 to the first six months of 2012. The increase in the average balance was the result of our efforts to increase our loan portfolio, which represents our highest yielding asset category. There was a $2.1 million increase in our average non-performing loans, from $6.3 million in the first six months of 2011, to $8.4 million in the first six months of 2012. During the period in which interest is not being paid, non-performing loans continue to be included in the calculation of average loan yield, but with an effective yield of zero. We estimate that if all non-performing loans were performing according to their contractual terms during the first six months of 2012, our average loan yield would have been approximately 39 basis points higher. In contrast, we estimate that the comparable effect in 2011 period would have been approximately a 55 basis point increase in average loan yield. Substantially all of the non-accrual loans are secured by mortgages on real estate. Interest rate floors on most of our loans have helped to stabilize interest income from the loan portfolio, but these floors will have the effect of limiting increases in our income until the prime rate rises above 6%.

We experienced a 61 basis point decrease in the average yield on our investment securities portfolio, from 3.41% to 2.80%, due to the purchase of new investment securities at lower market rates than the rates we had been earning on the investment securities previously purchased that were gradually being repaid. The average balance of our investment portfolio decreased by $8.0 million, or 6.8%, between the periods. The investment securities portfolio represented 71.7% of average non-loan interest earning assets in the 2012 period compared to 79.0% in the 2011 period.

Interest income from other interest earning assets (principally overnight investments) increased by $23,331 due to an increase in the yield of 6 basis points from 0.16% for the six months ended June 30, 2011 to 0.22% for the same period ended June 30, 2012. In addition, the average balance of our interest earning assets increased by $13.3 million between the periods because we elected to invest available funds in overnight investments rather than tie them up in longer term investment securities which were available only at relatively low yields..

Interest Expense. Interest expense was $407,481 for the six months ended June 30, 2012, compared to $443,117 for the six months ended June 30, 2011, a decrease of $35,636 or 8.0%. The decrease was primarily the result of a reduction in the rates we paid on deposits, principally a 5 basis point decrease in time deposits and a 10 basis point decrease in the cost of Now account deposits, between the periods, due to the continuing low market interest rates. As a result, our average cost of funds, excluding the effect of interest-free demand deposits, decreased to 0.56% from 0.64% between the periods.

Net Interest Income Before Provision for Loan Losses. Net interest income before the provision for loan losses was $4,227,224 for the six months ended June 30, 2012, compared to $4,412,382 for the six months ended June 30, 2011, a decrease of $185,158, or 4.2%. The decrease was primarily because the reduction in our interest income was greater than the reduction in our cost of funds when comparing the six months ended June 30, 2012 to the same period ended 2011. The average yield on interest earning assets declined by 43 basis points, while the average cost of funds declined by 8 basis points. The reduction in the yield on assets was principally due to the 61 basis point drop in the yield on investment securities partially offset by the 9 basis point increase in the yield on loans. The decline in the cost of funds was driven principally by the 5 basis point decrease in time deposits and the 10 basis point drop in the cost of NOW account deposits. Overall, our interest rate spread declined 35 basis points, from 3.57% to 3.22% between the periods. Correspondingly, our net interest margin decreased to 3.45% for the six months ended June 30, 2012 from 3.82% in the same period of 2011. The margin is higher than the spread because it takes into account the effect of interest free demand deposits and capital.

The spread and margin both decreased because of the combined effect of the decline in earnings we were able to obtain on our investments securities and the adverse effect of the decrease in interest received on problem loans. These declines could not be offset by corresponding declines in the cost of deposits because the rates we paid on deposits were already low due to low markets rates so that we could not reduce them as much as the decline in the earnings on investment securities. In addition, we continued to incur interest expense on deposits that funded the non-performing loans that did not earn interest and on other interest earning assets, our lowest yielding asset class.

Provision for Loan Losses. The provision for loan losses in any period depends upon the amount necessary to bring the allowance for loan losses to the level management believes is appropriate, after taking into account charge offs and recoveries. We took a provision for loan losses of $240,000 for the six months ended June 30, 2012 compared to a provision for loan losses of $55,000 for the six months ended June 30, 2011. The $185,000 increase in the provision was a result of increased write downs on impaired loans between the periods, due to the reduction in the fair value of underlying collateral, partially offset by the higher level of recoveries between the periods.

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

We experienced a decrease of $648,065 in non-performing loans from $6,870,657 at June 30, 2011 to $6,222,592 at June 30, 2012. These loans are secured by real estate. We individually evaluated the non-performing mortgage loans based primarily upon updated appraisals as part of our analysis of the appropriate level of our allowance for loan and lease losses. We had charge-offs of $117,432 for the six months ended June 30, 2012 as compared to charge-offs of $185,054 for the six months ended June 30, 2011. We also had recoveries (which are added back to the allowance for loan losses) of $116,809 for the six months ended June 30, 2012 as compared to $45,464 in the same period of 2011. After increasing the provision for loan losses for the six months ended June 30, 2012 compared to the same period in 2011, and considering other matters that increased or decreased the allowance, we determined that the level of our allowance at June 30, 2012 was appropriate to address inherent losses. We are aggressively collecting charged-off loans in an effort to recover the amounts charged off whenever we believe that collection efforts are likely to be fruitful.

Although management uses available information to assess the appropriateness of the allowance on a quarterly basis in consultation with outside advisors and the board of directors, changes in national or local economic conditions, the circumstances of individual borrowers, or other factors, may change, increasing the level of problem loans and requiring an increase in the level of the allowance. Overall, our allowance for loan losses increased from $1,192,630, or 1.44% of total loans, at June 30, 2011 to $1,582,397 or 1.84% of total loans, at June 30, 2012. There can be no assurance that a higher level, or a higher provision for loan losses, will not be necessary in the future.

Non-interest Income. Non-interest income was $1,248,956 for the six months ended June 30, 2012, compared to $1,230,996 during the same period last year. The $17,960, or 1.5%, increase in non-interest income was a direct result of a $42,890 increase in service charges on deposits, partially offset by a $21,014 decrease in loan fees. Service charges on deposits consist mainly of insufficient fund fees, which are inherently volatile, and are based upon the number of items being presented for payment against insufficient funds.

Non-interest Expense. Non-interest expense was $4,031,524 for the six months ended June 30, 2012, compared to $4,004,068 for the six months ended June 30, 2011, an increase of $27,456 or 0.7%. The principal shifts in the individual categories were:

•	a $50,024 increase in legal expense due to a higher level of collections and a recovery of legal fees in 2011 previously expensed on a settled lawsuit;
•	a $32,173 increase in other non-interest expenses due to an increase in the cost of holding real estate acquired in the collection of mortgage loans and increased costs of regulatory filings;
•	a $19,750 increase in director’s fee due to increased meetings partially offset by:
•	a $41,403 decrease in salaries and benefits due to reduced staff;
•	a $21,901 decrease in computer expenses due to reduced contract expense; and
•	an $18,000 decrease in FDIC and NYSDFS assessments due to change in the FDIC’s methodology for calculating the FDIC assessment rate.

In addition to these changes, we also experienced changes in the various other non-interest expenses categories due to normal fluctuations in operations.

Income Tax Expense. Income tax expense was $551,171 for the six months ended June 30, 2012, compared to income tax expense of $724,815 for the same period ended 2011. The decrease in income tax expense was due to the $379,654 decrease in income before income taxes in the 2012 period. Our effective tax rate for the six months ended June 30, 2012 and 2011 was 45.8%.

VSB Bancorp, Inc.

Consolidated Average Balance Sheets

(unaudited)

	Three Months Ended June 30, 2012				Three Months Ended June 30, 2011				Six Months Ended June 30, 2012				Six Months Ended June 30, 2011
	Average			Yield/	Average			Yield/	Average			Yield/	Average			Yield/
	Balance		Interest	Cost	Balance		Interest	Cost	Balance		Interest	Cost	Balance		Interest	Cost

Assets:
Interest-earning assets:
Loans receivable	$84,754,773		$1,507,750	6.93%	$81,033,439		$1,366,027	6.75%	$83,601,269		$3,004,198	7.04%	$81,491,744		$2,820,319	6.95%
Investment securities, afs	117,383,585		789,865	2.71	119,835,363		997,887	3.34	113,679,962		1,582,435	2.80	118,916,691		2,010,439	3.41
Other interest-earning assets	45,497,686		24,418	0.22	34,037,827		13,603	0.16	44,871,876		48,072	0.22	31,605,943		24,741	0.16
Total interest-earning assets	247,636,044		2,322,033	3.69	234,906,629		2,377,517	4.06	242,153,107		4,634,705	3.78	232,014,378		4,855,499	4.21

Non-interest earning assets	6,678,572				6,866,466				6,949,970				6,955,598
Total assets	$254,314,616				$241,773,095				$249,103,077				$238,969,976

Liabilities and equity:
Interest-bearing liabilities:
Savings accounts	$17,803,181		9,592	0.22	$17,091,175		13,278	0.31	$17,601,805		19,200	0.22	$16,572,161		25,974	0.32
Time accounts	64,561,077		103,897	0.65	63,501,639		118,885	0.75	65,090,906		229,852	0.71	63,581,610		240,391	0.76
Money market accounts	31,655,393		58,159	0.74	28,532,598		61,101	0.86	30,129,220		114,871	0.77	28,296,113		120,480	0.86
Now accounts	34,021,833		21,342	0.25	28,419,262		23,183	0.33	32,230,174		43,558	0.27	30,492,021		56,272	0.37
Total interest-bearing liabilities	148,041,484		192,990	0.52	137,544,674		216,447	0.63	145,052,105		407,481	0.56	138,941,905		443,117	0.64
Checking accounts	77,174,913				75,218,675				75,127,052				71,418,435
Escrow deposits	453,235				426,759				379,112				386,939
Total deposits	225,669,632				213,190,108				220,558,269				210,747,279
Other liabilities	1,192,644				1,937,696				1,218,605				1,811,345
Total liabilities	226,862,276				215,127,804				221,776,874				212,558,624
Equity	27,452,340				26,645,291				27,326,203				26,411,352
Total liabilities and equity	$254,314,616				$241,773,095				$249,103,077				$238,969,976

Net interest income/net interest rate spread			$2,129,043	3.17%			$2,161,070	3.43%			$4,227,224	3.22%			$4,412,382	3.57%

Net interest earning assets/net interest margin	$99,594,560			3.38%	$97,361,955			3.69%	$97,101,002			3.45%	$93,072,473			3.82%

Ratio of interest-earning assets to interest-bearing liabilities	1.67	x			1.71	x			1.67	x			1.67	x

Return on Average Assets (1)	0.55%				0.71%				0.49%				0.72%
Return on Average Equity (1)	5.07%				6.42%				4.50%				6.51%
Tangible Equity to Total Assets	10.84%				11.04%				10.84%				11.04%

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

During the six months ended June 30, 2012, we had a net increase in total deposits of $10,505,948 due to increases of $4,498,488 in money market accounts, $4,064,597 in NOW accounts, $2,459,571 in non-interest demand deposits, $627,553 in savings accounts and $19,536 in escrow deposits partially offset by a decrease of $1,163,797 in time deposits. These are all what are commonly known as “retail” deposits that we obtain through the efforts of our branch network rather than “wholesale” deposits that some banks obtain from deposit brokers. We also received proceeds from repayment of investment securities of $18,683,742. We used $27,900,082 of available funds to purchase new investment securities and we had a net loan increase of $4,081,675. These changes resulted in an overall decrease in cash and cash equivalents of $1,934,023. Total cash and cash equivalents at June 30, 2012 were $46,173,650.

In contrast, during the six months ended June 30, 2011, we had a net increase in total deposits of $8,643,855 due to increases of $8,797,730 in non-interest demand deposits, $2,543,642 in savings accounts and $1,920,660 in money market accounts, partially offset by a decrease of $4,046,213 in NOW accounts, $559,653 in time deposits and $12,311 in escrow deposits. These were also all “retail” deposits rather than “wholesale” deposits that some banks obtain from deposit brokers. We also received proceeds from repayment of investment securities of $16,948,321. We used $15,614,398 of available funds to purchase new investment securities and we had a net loan increase of $1,272,170. These changes resulted in an overall increase in cash and cash equivalents of $9,857,285.

At June 30, 2012, cash and cash equivalents represented 18.3% of total assets. Our cash and cash equivalents decreased as we deployed more funds into investment securities and loans. We maintain a higher level of cash and cash equivalents to help buffer the adverse effects of potential, future rising interest rates. We anticipate, based upon historical experience that these funds, combined with cash inflows we anticipate from payments on our loan and investment securities portfolios, will be sufficient to fund loan growth and unanticipated deposit outflows. The federal legal prohibition on paying interest on demand deposit accounts was repealed effective July 2011. Depending upon competitive pressures, we may need to implement interest-paying business checking in order to maintain demand deposits at historical levels or to increase such deposits.

As a secondary source of liquidity, at June 30, 2012 we had $117.2 million of investment securities classified available for sale. The disposition of these securities prior to maturity is an option available to us in the event, which we believe is unlikely, that our primary sources of liquidity and expected cash flows are insufficient to meet our need for funds. Additionally, we have the ability to borrow funds at the Federal Home Loan Bank of New York and the Federal Reserve Bank of New York using securities in our investment portfolio as collateral if the need arises. Based upon our assets size and the amount of our securities portfolio that qualifies as eligible collateral, we had more than $80.7 million of unused borrowing capability from the FHLBNY at June 30, 2012. Victory State Bank also has a $2 million unsecured credit facility with Atlantic Central Bankers Bank, which the Bank has not drawn upon. We do not anticipate a need for additional capital resources and do not expect to raise funds through a stock offering in the near future. We have sufficient resources to allow us to continue to make loans as appropriate opportunities arise without having to rely on government funds to support our lending activities.

Victory State Bank satisfied all capital ratio requirements of the Federal Deposit Insurance Corporation at June 30, 2012, with a Tier I Leverage Capital ratio of 9.97%, a Tier I Capital to Risk-Weighted Assets ratio of 25.06%, and a Total Capital to Risk-Weighted Assets ratio of 26.32%.

The following table sets forth our contractual obligations and commitments for future lease payments, time deposit maturities and loan commitments.

Contractual Obligations and Commitments at June 30, 2012

Contractual Obligations	Payment due by Period

	Less than	One to three	Four to five	After	Total Amounts
	One Year	years	years	five years	committed

Minimum annual rental payments under non-cancelable operating leases	$425,604	$778,049	$568,660	$656,059	$2,428,372
Remaining contractual maturities of time deposits	57,041,006	2,717,955	4,971,778	—	64,730,739
Total contractual cash obligations	$57,466,610	$3,496,004	$5,540,438	$656,059	$67,159,111

Other commitments	Amount of commitment Expiration by Period

	Less than One Year	One to three years	Four to five years	After five years	Total Amounts committed

Loan commitments	$19,611,683	$4,212,965	$12,000	$2,311	$23,838,959

Non-Performing Loans

Management closely monitors non-performing loans and other assets with potential problems on a regular basis. We had seventeen non-performing loans, totaling $6,222,592 at June 30, 2012, compared to twenty three non-performing loans, totaling $10,862,897 at December 31, 2011. Non-performing loans totaled 7.22% of total loans at June 30, 2012 compared to 13.23% at December 31, 2011. We have always followed a hands-on approach to dealing with our past due borrowers that we believe is sufficiently aggressive to maximize recovery.

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

The following is information about the seven largest non-performing loans and the associated relationships, totaling $4,837,638, or 77.7% of our non-performing loans, by outstanding principal balance at June 30, 2012. Management believes it has taken appropriate steps with a view towards maximizing recovery and minimizing loss, if any, on these loans.

•	$1,374,198 in two commercial real estate loans. The loans, made to two individuals, are secured by a first mortgage and second mortgage on two pieces of real estate in Staten Island. The borrowers have signed a modified repayment agreement and confessions of judgment. After June 30, 2012, but before the filing of this report, we received a principal payment of $150,000.

•	$1,362,648 in two commercial real estate loans. The real estate loans are secured by a second mortgage on property in Staten Island and by a first mortgage on property in Queens. The real estate property in Staten Island is being foreclosed upon by the first mortgagee. The loans are guaranteed personally by the principals of the borrowers. We have commenced foreclosure proceedings on the property in Queens and a money judgment action against the borrowers on the loan secured by property in Staten Island.
•	$1,000,713 in a commercial real estate loan. The loan is secured by a first mortgage on the property in Staten Island. The loan is guaranteed personally by the principals of the borrower. We have commenced foreclosure proceedings.
•	$601,079 in a commercial real estate loan. The loan is secured by a second mortgage on the property in Staten Island. The loan is guaranteed personally by the principals of the borrower. The borrower has signed a modified repayment agreement and we have held the previously commenced foreclosure action in abeyance as long as it performs under the terms of the modified repayment arrangement. We received a $125,000 upfront payment and the borrower has been making payments under the terms of the modified agreement since May 2012.
•	$499,000 in a commercial real estate loan on property in Staten Island that is leased to a restaurant. The loan is secured by a first mortgage on the property and a second mortgage on other commercial real estate collateral. The loan is guaranteed personally by the principals of the borrower and we have a security interest in the business. We have commenced foreclosure proceedings.

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

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures: As of June 30, 2012, we undertook an evaluation of our disclosure controls and procedures under the supervision and with the participation of Raffaele M. Branca, President and CEO and Jonathan B. Lipschitz, Vice President and Controller. Disclosure controls are the systems and procedures we use that are designed to ensure that information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934 (such as annual reports on Form 10-K and quarterly periodic reports on Form 10-Q) is recorded, processed, summarized and reported, in a manner which will allow senior management to make timely decisions on the public disclosure of that information. Mr. Branca and Mr. Lipschitz concluded that our current disclosure controls and procedures are effective in ensuring that such information is (i) collected and communicated to senior management in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Since our last evaluation of our disclosure controls, we have not made any significant changes in, or taken corrective actions regarding, either our internal controls or other factors that could significantly affect those controls.

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

VSB Bancorp, Inc.

Date: August 14, 2012	/s/ Raffaele M. Branca
Raffaele M. Branca
President, CEO and Principal Executive Officer

Date: August 14, 2012	/s/ Jonathan B. Lipschitz
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

