Form 10-Q
period 2012-09-30
VSB BANCORP INC
filed 2012-11-13
CIK 1225874

UNITED STATES

SECURITY AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20849

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2012

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

The Registrant had 1,775,809 common shares outstanding as of November 9, 2012.

CROSS REFERENCE INDEX

PART I

		Page

Item 1	Consolidated Statements of Financial Condition as of September 30, 2012 and December 31, 2011 (unaudited)	4
	Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2012 and 2011 (unaudited)	5
	Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2012 and 2011 (unaudited)	6
	Consolidated Statements of Changes in Stockholders’ Equity for Each of the Quarters in the Nine Months Period Ended September 30, 2012 and the Year Ended December 31, 2011 (unaudited)	7
	Consolidated Statements of Cash Flows for the Three and Nine Months Ended September 30, 2012 and 2011 (unaudited)	8
	Notes to Consolidated Financial Statements for the Three and Nine Months Ended September 30, 2012 and 2011 (unaudited)	9 to 27
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	28 to 40
Item 3	Control and Procedures	40
	PART II

Item 1	Legal Proceedings	41

Signature Page		42

	Exhibit 31.1, 31.2, 32.1, 32.2	44 to 47

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

VSB Bancorp, Inc.
Consolidated Statements of Financial Condition
(unaudited)

	September 30,	December 31,
	2012	2011

Assets:
Cash and due from banks	$62,823,176	$48,107,673
Investment securities, available for sale	112,293,648	108,500,489
Loans receivable	81,965,253	81,910,990
Allowance for loan loss	(1,666,916)	(1,343,020)
Loans receivable, net	80,298,337	80,567,970
Bank premises and equipment, net	2,183,842	2,332,727
Accrued interest receivable	556,014	582,942
Other assets	1,691,022	1,754,654
Total assets	$259,846,039	$241,846,455

Liabilities and stockholders' equity:
Liabilities:
Deposits:
Demand and checking	$79,534,085	$72,507,555
NOW	33,843,677	30,553,003
Money market	32,637,077	26,909,220
Savings	20,753,628	17,178,525
Time	63,864,539	65,894,536
Total deposits	230,633,006	213,042,839
Escrow deposits	321,841	180,066
Accounts payable and accrued expenses	1,178,733	1,521,290
Total liabilities	232,133,580	214,744,195

Stockholders' equity:
Common stock ($.0001 par value, 10,000,000 shares authorized, 1,989,509 issued, 1,775,809 outstanding at September 30, 2012 and 1,797,809 outstanding at December 31, 2011)	199	199
Additional paid in capital	9,313,979	9,304,789
Retained earnings	19,265,307	18,574,651
Treasury stock, at cost (213,700 shares at September 30, 2012 and 191,700 shares at December 31, 2011)	(2,170,073)	(1,935,596)
Unearned Employee Stock Ownership Plan shares	(267,707)	(394,516)
Accumulated other comprehensive income, net of taxes of $1,324,645 and $1,309,447, respectively	1,570,754	1,552,733

Total stockholders' equity	27,712,459	27,102,260

Total liabilities and stockholders' equity	$259,846,039	$241,846,455

See notes to consolidated financial statements.

VSB Bancorp, Inc.
Consolidated Statements of Operations
(unaudited)

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	Sept. 30, 2012	Sept. 30, 2011	Sept. 30, 2012	Sept. 30, 2011
Interest and dividend income:
Loans receivable	$1,484,891	$1,537,598	$4,489,089	$4,357,917
Investment securities	736,733	939,250	2,319,168	2,949,689
Other interest earning assets	30,259	17,238	78,331	41,979
Total interest income	2,251,883	2,494,086	6,886,588	7,349,585

Interest expense:
NOW	19,414	18,965	62,972	75,237
Money market	59,187	59,240	174,058	179,720
Savings	16,493	11,508	35,693	37,482
Time	105,518	120,669	335,370	361,060
Total interest expense	200,612	210,382	608,093	653,499

Net interest income	2,051,271	2,283,704	6,278,495	6,696,086
Provision for loan loss	40,000	90,000	280,000	145,000
Net interest income after provision for loan loss	2,011,271	2,193,704	5,998,495	6,551,086

Non-interest income:
Loan fees	12,471	9,057	32,063	49,663
Service charges on deposits	524,766	533,256	1,626,041	1,591,641
Net rental income	18,327	10,795	42,605	32,513
Other income	52,264	49,397	156,075	159,684
Total non-interest income	607,828	602,505	1,856,784	1,833,501

Non-interest expenses:
Salaries and benefits	934,410	988,260	2,861,845	2,957,098
Occupancy expenses	367,248	403,650	1,095,729	1,141,878
Legal expense	59,292	57,035	209,276	156,995
Professional fees	84,819	65,900	253,880	218,401
Computer expense	66,463	64,298	183,131	202,867
Directors' fees	60,775	63,150	205,900	188,525
FDIC and NYSBD assessments	57,000	54,500	178,500	194,000
Other expenses	330,204	320,883	1,003,474	961,980
Total non-interest expenses	1,960,211	2,017,676	5,991,735	6,021,744

Income before income taxes	658,888	778,533	1,863,544	2,362,843

Provision/(benefit) for income taxes:
Current	329,410	421,989	1,058,329	1,402,370
Deferred	(27,982)	(65,744)	(205,730)	(321,310)
Total provision for income taxes	301,428	356,245	852,599	1,081,060

Net income	$357,460	$422,288	$1,010,945	$1,281,783

Earnings per share:
Basic	$0.20	$0.23	$0.57	$0.71

Diluted	$0.20	$0.23	$0.57	$0.71

Comprehensive income	$547,112	$673,802	$1,028,966	$1,776,586

Book value per common share	$15.61	$15.15	$15.61	$15.15

See notes to consolidated financial statements.

VSB Bancorp, Inc.
Consolidated Statements of Comprehensive Income
(unaudited)

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	Sept. 30, 2012	Sept. 30, 2011	Sept. 30, 2012	Sept. 30, 2011

Net Income	$357,460	$422,288	$1,010,945	$1,281,783
Other comprehensive income:
Unrealized gains on securities:
Change in unrealized gain on securties available for sale	349,589	463,621	33,219	912,080
Tax effects	159,937	212,107	15,198	417,277
Net of tax	189,652	251,514	18,021	494,803
Comprehensive income	$547,112	$673,802	$1,028,966	$1,776,586

See notes to consolidated financial statements.

VSB Bancorp, Inc.
Consolidated Statements of Changes in Stockholders' Equity
Year Ended December 31, 2011 and For Each of the Quarters in the Nine Month Period Ended September 30, 2012
(unaudited)

	Number of						Accumulated
	Common		Additional		Treasury	Unearned	Other	Total
	Shares	Common	Paid-In	Retained	Stock,	ESOP	Comprehensive	Stockholders'
	Outstanding	Stock	Capital	Earnings	at cost	Shares	Income	Equity

Balance at January 1, 2011	1,825,009	$199	$9,249,600	$17,563,435	$(1,643,797)	$(563,594)	$1,439,013	$26,044,856

Stock-based compensation			95,952					95,952
Amortization of earned portion of ESOP common stock						169,078		169,078
Amortization of cost over fair value - ESOP			(40,763)					(40,763)
Cash dividends declared ($0.24 per share)				(433,235)				(433,235)
Purchase of treasury stock, at cost	(27,200)				(291,799)			(291,799)
Comprehensive income:
Net income				1,444,451				1,444,451
Other comprehensive income, net:
Change in unrealized gain on securities available for sale, net of tax effects	—	—	—	—	—	—	113,720	113,720

Balance at December 31, 2011	1,797,809	$199	$9,304,789	$18,574,651	$(1,935,596)	$(394,516)	$1,552,733	$27,102,260

Stock-based compensation			23,445					23,445
Amortization of earned portion of ESOP common stock						42,270		42,270
Amortization of cost over fair value - ESOP			(20,660)					(20,660)
Cash dividends declared ($0.06 per share)				(107,003)				(107,003)
Purchase of treasury stock, at cost	(10,000)				(106,068)			(106,068)
Comprehensive income:
Net income				281,628				281,628
Other comprehensive income, net:
Change in unrealized gain on securities available for sale, net of tax effects	—	—	—	—	—	—	(91,552)	(91,552)

Balance at March 31, 2012	1,787,809	$199	$9,307,574	$18,749,276	$(2,041,664)	$(352,246)	$1,461,181	$27,124,320

Stock-based compensation			23,446					23,446
Amortization of earned portion of ESOP common stock						42,269		42,269
Amortization of cost over fair value - ESOP			(20,230)					(20,230)
Cash dividends declared ($0.06 per share)				(107,003)				(107,003)
Comprehensive income:
Net income				371,857				371,857
Other comprehensive income, net:
Change in unrealized gain on securities available for sale, net of tax effects	—	—	—	—	—	—	(80,079)	(80,079)

Balance at June 30, 2012	1,787,809	$199	$9,310,790	$19,014,130	$(2,041,664)	$(309,977)	$1,381,102	$27,354,580

Stock-based compensation			23,447					23,447
Amortization of earned portion of ESOP common stock						42,270		42,270
Amortization of cost over fair value - ESOP			(20,258)					(20,258)
Cash dividends declared ($0.06 per share)				(106,283)				(106,283)
Purchase of treasury stock, at cost	(12,000)				(128,409)			(128,409)
Comprehensive income:
Net income				357,460				357,460
Other comprehensive income, net:
Change in unrealized gain on securities available for sale, net of tax effects	—	—	—	—	—	—	189,652	189,652

Balance at September 30, 2012	1,775,809	$199	$9,313,979	$19,265,307	$(2,170,073)	$(267,707)	$1,570,754	$27,712,459

See notes to consolidated financial statements.

VSB Bancorp, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	Sept. 30, 2012	Sept. 30, 2011	Sept. 30, 2012	Sept. 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$357,460	$422,288	$1,010,945	$1,281,783
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	145,384	152,433	442,378	451,351
Accretion of income, net of amortization of premium	60,649	35,481	292,498	118,244
ESOP compensation expense	22,012	23,394	65,661	74,988
Stock-based compensation expense	23,447	23,445	70,338	72,506
Provision for loan losses	40,000	90,000	280,000	145,000
Decrease/(increase) in prepaid and other assets	121,195	(40,479)	335,239	153,669
Decrease in accrued interest receivable	2,554	33,591	26,928	79,653
Decrease in deferred income taxes	(27,982)	(65,744)	(205,730)	(321,310)
Decrease in accrued expenses and other liabilities	(72,790)	(99,171)	(342,557)	(26,236)
Net cash provided by operating activities	671,929	575,238	1,975,700	2,029,648

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in loan receivable	4,045,312	686,577	(36,363)	(585,593)
Proceeds from repayment and calls of investment securities, available for sale	9,050,698	7,657,492	27,734,440	24,605,813
Purchases of investment securities, available for sale	(3,941,875)	—	(31,841,957)	(15,614,398)
Purchases of premises and equipment	(167,840)	(29,077)	(293,493)	(114,376)
Net cash provided by/(used in) investing activities	8,986,295	8,314,992	(4,437,373)	8,291,446

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	7,225,994	(187,976)	17,731,942	8,455,879
Purchase of treasury stock, at cost	(128,409)	(1,145)	(234,477)	(1,145)
Cash dividends paid	(106,283)	(108,717)	(320,289)	(326,151)
Net cash provided by/(used in) financing activities	6,991,302	(297,838)	17,177,176	8,128,583

NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	16,649,526	8,592,392	14,715,503	18,449,677

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	46,173,650	38,622,272	48,107,673	28,764,987

CASH AND CASH EQUIVALENTS, END OF PERIOD	$62,823,176	$47,214,664	$62,823,176	$47,214,664

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$197,554	$211,920	$612,222	$659,024
Taxes	$321,000	$467,000	$886,610	$1,334,125

SUPPLEMENTAL NONCASH DISCLOSURE:
Transfer from loans to real estate owned	$—	$—	$81,075	$—

See notes to consolidated financial statements.

VSB BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 (UNAUDITED)

1.	GENERAL

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

Cash and Cash Equivalents – Cash and cash equivalents consist of cash on hand, due from banks and interest-bearing deposits. Interest-bearing deposits with original maturities of 90 days or less are included in this category. Customer loan and deposit transactions are reported on a net cash basis. Regulation D of the Board of Governors of the Federal Reserve System requires that Victory State Bank maintain interest-bearing deposits or cash on hand as reserves against its demand deposits. The amount of reserves which Victory State Bank is required to maintain depends upon its level of transaction accounts. During the fourteen day period from September 20, 2012 through October 3, 2012, Victory State Bank was required to maintain reserves, after deducting vault cash, of $4,443,000. Reserves are required to be maintained on a fourteen day basis, so, from time to time, Victory State Bank may use available cash reserves on a day to day basis, so long as the fourteen day average reserves satisfy Regulation D requirements. Victory State Bank is required to report transaction account levels to the Federal Reserve on a weekly basis.

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

The Company invests primarily in agency collateralized mortgage-Backed obligations (“CMOs”) with estimated average lives primarily under 7 Years and mortgage-backed securities. These securities are primarily issued by the Federal National Mortgage Association (“FNMA”), the Government National Mortgage Association (“GNMA”) or the Federal Home Loan Mortgage Corporation (“FHLMC”) and are primarily comprised of mortgage pools guaranteed by FNMA, GNMA or FHLMC. The Company also invests in whole loan CMOs, collateralized loan obligations (“CLO”) and asset backed securities, all of which are AAA rated at the time of purchase. These securities expose the Company to risks such as interest rate, prepayment and credit risk and thus pay a higher rate of return than comparable treasury issues.

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

Basic net income per share of common stock is based on 1,740,777 shares and 1,772,464 shares, the weighted average number of common shares outstanding for the three months ended September 30, 2012 and 2011, respectively. Diluted net income per share of common stock is based on 1,740,777 and 1,772,464, the weighted average number of common shares outstanding plus potentially dilutive common shares for the three months ended September 30, 2012 and 2011, respectively. The weighted average number of potentially dilutive common shares excluded in calculating diluted net income per common share due to the anti-dilutive effect is 48,267 and 43,065 shares for the three months ended September 30, 2012 and 2011, respectively. Common stock equivalents were calculated using the treasury stock method.

Basic net income per share of common stock is based on 1,744,379 shares and 1,767,607 shares, the weighted average number of common shares outstanding for the nine months ended September 30, 2012 and 2011, respectively. Diluted net income per share of common stock is based on 1,744,379 and 1,768,237, the weighted average number of common shares outstanding plus potentially dilutive common shares for the nine months ended September 30, 2012 and 2011, respectively. The weighted average number of potentially dilutive common shares excluded in calculating diluted net income per common share due to the anti-dilutive effect is 47,293 and 32,991 shares for the nine months ended September 30, 2012 and 2011, respectively. Common stock equivalents were calculated using the treasury stock method.

The reconciliation of the numerators and the denominators of the basic and diluted per share computations for the three and nine months ended September 30, are as follows:

Reconciliation of EPS
	Three months ended	Three months ended
	September 30, 2012	September 30, 2011
Basic
Distributed earnings allocated to common stock	$104,447	$106,348
Undistributed earnings allocated to common sock	248,552	309,119
Net earnings allocated to common stock	$352,999	$415,467

Weighted common shares outstanding including participating securities	1,762,777	1,801,564
Less: Participating securities	(22,000)	(29,100)
Weighted average shares	1,740,777	1,772,464

Basic EPS	$0.20	$0.23

Diluted
Net earnings allocated to common stock	$352,999	$415,467

Weighted average shares for basic	1,740,777	1,772,464
Dilutive effects of:
Stock Options	—	—
Unvested shares not considered particpating securtities	—	—
	1,740,777	1,772,464

Diluted EPS	$0.20	$0.23

Reconciliation of EPS
	Nine months ended	Nine months ended
	September 30, 2012	September 30, 2011
Basic
Distributed earnings allocated to common stock	$313,988	$318,169
Undistributed earnings allocated to common sock	682,823	940,948
Net earnings allocated to common stock	$996,811	$1,259,117

Weighted common shares outstanding including participating securities	1,769,112	1,799,426
Less: Participating securities	(24,733)	(31,819)
Weighted average shares	1,744,379	1,767,607

Basic EPS	$0.57	$0.71

Diluted
Net earnings allocated to common stock	$996,811	$1,259,117

Weighted average shares for basic	1,744,379	1,767,607
Dilutive effects of:
Stock Options	—	630
Unvested shares not considered particpating securtities	—	—
	1,744,379	1,768,237

Diluted EPS	$0.57	$0.71

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

Stock Repurchase Programs – On September 8, 2008, the Company announced that its Board of Directors had authorized a Rule 10b5-1 stock repurchase program for the repurchase of up to 100,000 shares of the Company’s common stock. On April 21, 2009, the Company announced that its Board of Directors had authorized a second Rule 10b5-1 stock repurchase program for the repurchase of up to an additional 100,000 shares of the Company’s common stock. The Company has repurchased a total of 200,000 shares of its common stock under these stock repurchase programs, which were completed by the end of 2010. On September 14, 2011, the Company announced that its Board of Directors had authorized a third Rule 10b5-1 stock repurchase program for the repurchase of up to an additional 100,000 shares of the Company’s common stock. At September 30, 2012, the Company had repurchased a total of 49,200 shares of its common stock under this third stock repurchase program. Stock repurchases under the programs have been accounted for using the cost method, in which the Company will reflect the entire cost of repurchased shares as a separate reduction of stockholders’ equity on its balance sheet.

Retention and Recognition Plan – At the April 27, 2010 Annual Meeting, the stockholders of VSB Bancorp, Inc. approved the adoption of the 2010 Retention and Recognition Plan (the “RRP”). The RRP authorizes the award of up to 50,000 shares of its common stock to directors, officers and employees. In conjunction with the approval the RRP, stockholders approved the award of 4,000 shares of stock to each of its eight directors who had at least five years of service. The director awards will vest over five years, with 20% vesting annually for each of the first five years after the award is made, subject to acceleration and forfeiture. On April 27, 2011, 6,400 shares or 20% of the 32,000 shares of stock awarded to its eight directors who had at least five years of service had vested. On April 27, 2012, an additional 6,400 shares or 20% of the 32,000 shares of stock awarded to its eight directors who had at least five years of service had vested. On June 8, 2010, an additional 3,500 shares of stock were awarded to the President and CEO of the Company, which will vest over a 65 month period, with 20% vesting annually for each of the first five years starting in November 2011, subject to acceleration and forfeiture. On November 16, 2011, 700 shares or 20% of the 3,500 shares of stock awarded to the President and CEO of the Company had vested. The recipient of an award will not be required to make any payment to receive the award or the stock covered by the award. The Company recognizes compensation expense for the shares awarded under the RRP gradually as the shares vest, based upon the market price of the shares on the date of the award. For the nine months ended September 30, 2012, the Company recognized $60,557 of compensation expense related to the shares awarded. The income tax benefit resulting from this expense was $27,705. As of September 30, 2012, there was approximately $192,738 of unrecognized compensation costs related to the shares awarded. These costs are expected to be recognized over the next 2.50 years.

A summary of the status of the Company’s non-vested plan shares as of September 30, 2012 is as follows:

For the Nine Months Ended September 30, 2012:

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

The following table summarizes the amortized cost and fair value of the available-for-sale investment securities portfolio at September 30, 2012 and December 31, 2011 and the corresponding amounts of unrealized gains and losses herein:

	September 30, 2012
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

FNMA MBS - Residential	$29,761,097	$811,289	$(26,638)	$30,545,748
GNMA MBS - Residential	5,421,435	160,409	—	5,581,844
Whole Loan MBS - Residential	525,843	17,171	—	543,014
Collateralized mortgage obligations	69,747,334	1,929,318	—	71,676,652
Collateralized loan obligations	1,000,000	—	—	1,000,000
Other debt securities	2,942,540	3,850	—	2,946,390
	$109,398,249	$2,922,037	$(26,638)	$112,293,648

	December 31, 2011
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

FNMA MBS - Residential	$5,080,697	$109,069	$—	$5,189,766
GNMA MBS - Residential	6,748,239	228,105	—	6,976,344
Whole Loan MBS - Residential	786,085	20,531	—	806,616
Collateralized mortgage obligations	93,023,287	2,504,478	(2)	95,527,763
	$105,638,308	$2,862,183	$(2)	$108,500,489

There were no sales of investment securities for the nine months ended September 30, 2012 and 2011.

The amortized cost and fair value of the investment securities portfolio are shown by expected maturity. Expected maturities may differ from contractual maturities, especially for collateralized mortgage obligations, if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2012
	Amortized	Fair
	Cost	Value

Less than one year	$—	$—
Due after one year through five years	14,006,717	14,137,620
Due after five years through ten years	25,557,425	26,542,600
Due after ten years	69,834,107	71,613,428
	$109,398,249	$112,293,648

The following table summarizes the investment securities with unrealized losses at September 30, 2012 and December 31, 2011 by aggregated major security type and length of time in a continuous unrealized loss position:

September 30, 2012	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

FNMA MBS	$3,004,380	$(26,638)	$—	$—	$3,004,380	$(26,638)
GNMA MBS	—	—	—	—	—	—
Whole Loan MBS	—	—	—	—	—	—
Collateralized mortgage obligations	—	—	—	—	—	—
Collateralized loan obligations	—	—	—	—	—	—
Other debt securities	—	—	—	—	—	—
	$3,004,380	$(26,638)	$—	$—	$3,004,380	$(26,638)

December 31, 2011	Less than 12 months		More than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

FNMA MBS	$—	$—	$—	$—	$—	$—
GNMA MBS	—	—	—	—	—	—
Whole Loan MBS	—	—	—	—	—	—
Collateralized mortgage obligations	5,038	(2)	—	—	5,038	(2)
	$5,038	$(2)	$—	$—	$5,038	$(2)

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

At September 30, 2012, the unrealized loss on investment securities was caused by average life increases. We expect that these securities, at maturity, will be settled for at least the amortized cost of the investment. Because the decline in fair value is attributable to changes in average life and not credit quality, and because the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before recovery of the amortized cost basis less any current-period loss, these investments are not considered other-than-temporarily impaired. At September 30, 2012, there were no debt securities with unrealized losses with aggregate depreciation of 5% or more from the Company’s amortized cost basis.

Securities pledged had a fair value of $55,658,927 and $55,080,059 at September 30, 2012 and December 31, 2011, respectively and were pledged to secure public deposits and balances in excess of the deposit insurance limit on certain customer accounts.

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

The carrying amounts and estimated fair values of financial instruments, at September 30, 2012 and December 31, 2011 are as follows:

	Fair Value Measurements at September 30, 2012 Using
	Carrying	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Value	(Level 1)	(Level 2)	(Level 3)	Total
Financial Assets:
Cash and cash equivalents	$62,823,176	$3,466,686	$59,356,490	$—	$62,823,176
Investment securities, available for sale	112,293,648	—	111,293,648	1,000,000	112,293,648
Loans receivable	80,298,337	—	—	80,480,688	80,480,688
Accrued interest receivable	556,014	—	286,316	269,698	556,014
Total Financial Assets	$255,971,175	$3,466,686	$170,936,454	$81,750,386	$256,153,526

Financial Liabilities:
Deposits	$230,954,847	$79,534,085	$151,400,676	$—	$230,934,761
Accrued interest payable	12,882	—	12,882	—	12,882
Total Financial Liabilities	$230,967,729	$79,534,085	$151,413,558	$—	$230,947,643

	Fair Value Measurements at December 31, 2011 Using
	Carrying	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Value	(Level 1)	(Level 2)	(Level 3)	Total
Financial Assets:
Cash and cash equivalents	$48,107,673	$3,384,186	$44,723,487	$—	$48,107,673
Investment securities, available for sale	108,500,489	—	108,500,489	—	108,500,489
Loans receivable	80,567,970	—	—	81,722,136	81,722,136
Accrued interest receivable	582,942	—	315,760	267,182	582,942
Total Financial Assets	$237,759,074	$3,384,186	$153,539,736	$81,989,318	$238,913,240

Financial Liabilities:
Deposits	$213,222,905	$72,687,621	$140,454,934	$—	$213,142,555
Accrued interest payable	17,011	—	17,011	—	17,011
Total Financial Liabilities	$213,239,916	$72,687,621	$140,471,945	$—	$213,159,566

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

The fair value of securities available for sale is determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or using matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3).

	Fair Value Measurements at September 30, 2012 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
FNMA MBS - Residential	$30,545,748	$—	$30,545,748	$—
GNMA MBS - Residential	5,581,844	—	5,581,844	—
Whole Loan MBS - Residential	543,014	—	543,014	—
Collateralized mortgage obligations	71,676,652	—	71,676,652	—
Collateralized loan obligations	1,000,000	—	—	1,000,000
Other debt securities	2,946,390	—	2,946,390	—
Total Available for sale Securities	$112,293,648	$—	$111,293,648	$1,000,000

	Fair Value Measurements at December 31, 2011 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
FNMA MBS - Residential	$5,189,766	$—	$5,189,766	$—
GNMA MBS - Residential	6,976,344	—	6,976,344	—
Whole Loan MBS - Residential	806,616	—	806,616	—
Collateralized mortgage obligations	95,527,763	—	95,527,763	—
Total Available for sale Securities	$108,500,489	$—	$108,500,489	$—

Certain financial assets are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

There were no transfers between levels from December 31, 2011 to September 30, 2012.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2012:

Collateralized
Loan
Obligations
2012

Balance of recurring Level 3 assets at January 1:
Total gains or losses for the period:	$—
Included in earnings	—
Included in other comprehensive income	—
Purchases	1,000,000
Sales	—
Issuances	—

Settlements
Transfers into Level 3	—
Transfers out of Level 3	—

Balance of recurring Level 3 assets at September 30:	$1,000,000

The following table presents quantitative information about recurring Level 3 fair value measurement at September 30, 2012:

	Fair	Valuation	Unobservable
	Value	Techniques	Inputs	Range

Collateralized loan	$1,000,000	Discounted	Collateral default rate	0%-2%
obligations		cash flow
			Recovery probability	70%-100%

Assets Measured on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis are summarized below:

Impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 3 inputs based on internally customized discounting criteria and updated appraisals when received.

Other real estate owned measured at fair value less cost to sell, had a net carrying amount of $348,321.

	Fair Value Measurements at September 30, 2012 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans
Commercial Real Estate	$1,194,555	—	—	$1,194,555

Other real estate owned	348,321	—	—	348,321

	Fair Value Measurements at December 31, 2011 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans
Commercial Real Estate	$1,004,279	—	—	$1,004,279

Other real estate owned	267,246	—	—	267,246

As of September 30, 2012, we had four impaired loans with specific reserves that were collateral dependent. Collateral dependent impaired loans, which are measured for impairment using the fair value of the collateral, had a carrying amount of $1,773,765, with a valuation allowance of $579,210 at that date. The valuation allowance increased $233,115 from December 31, 2011 to September 30, 2012.

As of December 31, 2011, we had four impaired loans with specific reserves that were collateral dependent. Collateral dependent impaired loans, which are measured for impairment using the fair value of the collateral, had a carrying amount of $1,350,374, with a valuation allowance of $346,095 at that date.

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2012.

	Fair	Valuation	Unobservable
	Value	Techniques	Inputs	Range
Impaired loans-
Commercial real estate	$588,330	Third Party Appraisal	Discount adjustment for differences in various costs.	0.01%

	85,886	Third Party Appraisal	Adjustments for differences between comparable sales.	2.7% - 12.6%

	183,125	Third Party Appraisal	Adjustments for differences in net operating income expectations	10% - 27%

	337,214	Third Party Appraisal	Adjustments for differences in net operating income expectations	0% - 49%

			Capitalization Rate	8.20%

Other real estate owned - commercial	267,246	Third Party Appraisal	Adjustments for differences in net operating income expectations	17% - 26%

			Capitalization Rate	8.00%

Other real estate owned - residential	81,075	Third Party Appraisal	Adjustments for differences between comparable sales	2% - 6%

5.	LOANS RECEIVABLE, NET

Loans receivable, net at September 30, 2012 and December 31, 2011 are summarized as follows:

	September 30,	December 31,
	2012	2011

Commercial loans (principally variable rate):
Secured	$1,367,072	$1,522,639
Unsecured	14,540,455	12,997,139
Total commercial loans	15,907,527	14,519,778

Real estate loans:
Commercial	59,959,077	59,376,008
Residential	2,291,320	2,309,899
Total real estate loans	62,250,397	61,685,907

Construction loans (net of undisbursed funds of $2,644,500 and $2,215,000, respectively)	2,867,482	4,610,000

Consumer loans	499,624	602,144
Other loans	677,077	717,261
	1,176,701	1,319,405

Total loans receivable	82,202,107	82,135,090

Less:
Unearned loans fees, net	(236,854)	(224,100)
Allowance for loan losses	(1,666,916)	(1,343,020)

Total	$80,298,337	$80,567,970

Nonaccrual loans outstanding at September 30, 2012 and December 31, 2011 are summarized as follows:

	September 30,	December 31,
	2012	2011
Nonaccrual loans:
Commercial real estate	$6,090,240	$8,265,397
Residential real estate	—	2,200,000
Construction	—	397,500

Total nonaccrual loans	$6,090,240	$10,862,897

	September 30,	December 31,
	2012	2011
Interest income that would have been recorded during the period on nonaccrual loans outstanding
in accordance with original terms	$356,180	$595,946

At September 30, 2012 and December 31, 2011, there were no loans 90 days past due and still accruing interest.

The following table presents the aging of the past due loan balances as of September 30, 2012 and December 31, 2011 by class of loans:

September 30, 2012		30-59 Days	60-89 Days	Greater than 90 Days	Total	Loans Not
	Total	Past Due	Past Due	Past Due	Past Due	Past Due

Commercial loans:
Unsecured	$14,540,455	$—	$1,060	$—	$1,060	$14,539,395
Secured	1,367,072	3,070	—	—	3,070	1,364,002
Real Estate loans
Commercial	59,959,077	—	—	6,090,240	6,090,240	53,868,837
Residential	2,291,320	—	—	—	—	2,291,320
Construction loans	2,867,482	467,500	—	—	467,500	2,399,982
Consumer loans	499,624	9,977	—	—	9,977	489,647
Other loans	677,077	—	—	—	—	677,077
Total loans	$82,202,107	$480,547	$1,060	$6,090,240	$6,571,847	$75,630,260

December 31, 2011		30-59 Days	60-89 Days	Greater than 90 Days	Total	Loans Not
	Total	Past Due	Past Due	Past Due	Past Due	Past Due

Commercial loans:
Unsecured	$12,997,139	$84,529	$16,260	$—	$100,789	$12,896,350
Secured	1,522,639	—	—	—	—	1,522,639
Real Estate loans
Commercial	59,376,008	997,740	359,620	8,265,397	9,622,757	49,753,251
Residential	2,309,899	—	—	2,200,000	2,200,000	109,899
Construction loans	4,610,000	—	—	397,500	397,500	4,212,500
Consumer loans	602,144	678	—	—	678	601,466
Other loans	717,261	—	—	—	—	717,261
Total loans	$82,135,090	$1,082,947	$375,880	$10,862,897	$12,321,724	$69,813,366

Nonaccrual loans include smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

Loans individually evaluated for impairment were as follows:

	September 30,	December 31,
	2012	2011

Loans with no allocated allowance for loan losses:
Commercial real estate	$4,090,418	$6,662,331
Construction	—	397,500
Residential real estate	—	2,200,000
Loans with allocated allowance for loan losses:
Commercial real estate	1,773,765	1,350,374
	$5,864,183	$10,610,205

Amount of the allowance for loan losses allocated:
Commercial real estate	$579,210	$346,095

	$579,210	$346,095

The following table sets forth certain information about impaired loans with a measured impairment:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2012	2012

Average of individually impaired loans during period:
Commercial real estate	$5,873,758	$6,605,848
Construction	—	132,500
Residential real estate	—	488,889
	$5,873,758	$7,227,237

Interest income recognized during time period that loans were impaired, either using accrual or cash-basis method of accounting	$304	$304

Troubled Debt Restructurings:

The Company has allocated $43,864 and $3,412 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings (“TDRs”) as of September 30, 2012 and December 31, 2011, respectively. The Company has not committed to lend any additional amounts to customers with outstanding loans that are classified as TDRs.

The outstanding principal balance of trouble debt restructurings at September 30, 2012 was $4,746,266 and at December 31, 2011 was $4,576,997. None of the loans currently classified as TDRs have defaulted during this period. These TDRs are all current and are paying under the modified arrangements.

The terms of certain other loans were modified during the nine months ended September 30, 2012 that did not meet the definition of a TDR. These loans have a total recorded investment as of September 30, 2012 of $105,994. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification.

The following table presents loans by class modified as troubled debt restructurings that occurred during the nine months ending September 30, 2012:

		Pre-Modification	Post-Modification
	Number	Outstanding Recorded	Outstanding Recorded
	of Loans	Investment	Investment
Troubled Debt Restructurings:
Commerical real estate	4	$2,110,580	$2,110,580

The troubled debt restructurings described above required an additional allowance of $5,244 during the period ending September 30, 2012.

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

The following table sets forth at September 30, 2012 and December 31, 2011, the aggregate carrying value of our assets categorized as Special Mention, Substandard and Doubtful according to asset type:

	At September 30, 2012
	Special			Not
	Mention	Substandard	Doubtful	Classified	Total

Commercial Loans:
Secured	$—	$—	$—	$1,367,072	$1,367,072
Unsecured	62,086	—	—	14,478,369	14,540,455
Commercial Real Estate	5,822,769	6,494,976	—	47,641,332	59,959,077
Residential Real Estate	—	2,185,691	—	105,629	2,291,320
Construction	—	—	—	2,867,482	2,867,482
Consumer	10,623	—	—	489,001	499,624
Other	—	—	—	677,077	677,077
Total loans	$5,895,478	$8,680,667	$—	$67,625,962	$82,202,107

Real estate owned	—	348,321	—	—	348,321
Total assets	$5,895,478	$9,028,988	$—	$67,625,962	$82,550,428

	At December 31, 2011
	Special			Not
	Mention	Substandard	Doubtful	Classified	Total

Commercial Loans:
Secured	$—	$—	$—	$1,522,639	$1,522,639
Unsecured	127,132	50,379	—	12,819,628	12,997,139
Commercial Real Estate	2,012,188	9,039,881	—	48,323,939	59,376,008
Residential Real Estate	—	2,200,000	—	109,899	2,309,899
Construction	—	397,500	—	4,212,500	4,610,000
Consumer	12,682	—	—	589,462	602,144
Other	5,306	—	—	711,955	717,261
Total loans	$2,157,308	$11,687,760	$—	$68,290,022	$82,135,090

Real estate owned	—	267,246	—	—	267,246
Total assets	$2,157,308	$11,955,006	$—	$68,290,022	$82,402,336

The following table presents the balance in the allowance for loan losses and the recorded balance in loans, by portfolio segment, and based on impairment method as of September 30, 2012 and December 31, 2011:

September 30, 2012

	Commercial	Commercial		Commerical	Residential	Other
	Unsecured	Secured	Construction	Real Estate	Real Estate	Loans	Total

Allowance for loan losses:
Ending allowance balance attributable to loans
Individually evaluated for impairment	$—	$—	$—	$588,317	$—	$—	$588,317
Collectively evaluated for impairment	528,582	11,443	20,695	471,553	3,189	43,137	1,078,599
Total ending allowance balance	$528,582	$11,443	$20,695	$1,059,870	$3,189	$43,137	$1,666,916

Loans:
Individually evaluated for impairment	$—	$—	$—	$6,494,976	$2,185,691	$—	$8,680,667
Collectively evaluated for impairment	14,540,455	1,367,072	2,867,482	53,464,101	105,629	1,176,701	73,521,440
Total ending loans balance	$14,540,455	$1,367,072	$2,867,482	$59,959,077	$2,291,320	$1,176,701	$82,202,107

December 31, 2011

	Commercial	Commercial		Commerical	Residential	Other
	Unsecured	Secured	Construction	Real Estate	Real Estate	Loans	Total

Allowance for loan losses:
Ending allowance balance attributable to loans
Individually evaluated for impairment	$6,664	$—	$—	$363,520	$—	$—	$370,184
Collectively evaluated for impairment	468,022	12,356	34,184	417,300	672	40,302	972,836
Total ending allowance balance	$474,686	$12,356	$34,184	$780,820	$672	$40,302	$1,343,020

Loans:
Individually evaluated for impairment	$50,379	$—	$397,500	$9,039,881	$2,200,000	$—	$11,687,760
Collectively evaluated for impairment	12,946,760	1,522,639	4,212,500	50,336,127	109,899	1,319,405	70,447,330
Total ending loans balance	$12,997,139	$1,522,639	$4,610,000	$59,376,008	$2,309,899	$1,319,405	$82,135,090

The following table presents the activity in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2012 and September 30, 2011.

Three months ended September 30, 2012

	Commercial	Commercial		Commerical	Residential	Other
	Unsecured	Secured	Construction	Real Estate	Real Estate	Loans	Total

Allowance for loan losses:
Beginning balance	$547,621	$13,678	$37,186	$930,883	$2,190	$50,839	$1,582,397
Provision for loan losses	(29,818)	(2,235)	(16,491)	86,237	999	1,308	40,000
Loans charged-off	—	—	—	—	—	(10,917)	(10,917)
Recoveries	10,779	—	—	42,750	—	1,907	55,436
Total ending allowance balance	$528,582	$11,443	$20,695	$1,059,870	$3,189	$43,137	$1,666,916

Three months ended September 30, 2011

	Commercial	Commercial		Commerical	Residential	Other
	Unsecured	Secured	Construction	Real Estate	Real Estate	Loans	Total

Allowance for loan losses:
Beginning balance	$542,558	$11,701	$37,517	$564,952	$5,173	$30,729	$1,192,630
Provision for loan losses	53,259	1,237	(1,985)	32,917	(4,342)	8,914	90,000
Loans charged-off	—	—	—	—	—	(1,942)	(1,942)
Recoveries	31,887	—	—	—	—	—	31,887
Total ending allowance balance	$627,704	$12,938	$35,532	$597,869	$831	$37,701	$1,312,575

Nine months ended September 30, 2012

	Commercial	Commercial		Commerical	Residential	Other
	Unsecured	Secured	Construction	Real Estate	Real Estate	Loans	Total

Allowance for loan losses:
Beginning balance	$474,686	$12,356	$34,184	$780,820	$672	$40,302	$1,343,020
Provision for loan losses	54,906	(913)	(13,489)	252,975	(25,124)	11,645	280,000
Loans charged-off	(100,757)	—	—	(16,675)	—	(10,917)	(128,349)
Recoveries	99,747	—	—	42,750	27,641	2,107	172,245
Total ending allowance balance	$528,582	$11,443	$20,695	$1,059,870	$3,189	$43,137	$1,666,916

Nine months ended September 30, 2011

	Commercial	Commercial		Commerical	Residential	Other
	Unsecured	Secured	Construction	Real Estate	Real Estate	Loans	Total

Allowance for loan losses:
Beginning balance	$520,953	$13,486	$52,138	$653,362	$7,174	$30,107	$1,277,220
Provision for loan losses	223,618	(548)	(16,606)	(60,993)	(6,343)	5,872	145,000
Loans charged-off	(185,054)	—	—	—	—	(1,943)	(186,997)
Recoveries	68,187	—	—	5,500	—	3,665	77,352
Total ending allowance balance	$627,704	$12,938	$35,532	$597,869	$831	$37,701	$1,312,575

Many of our loans are made in the Borough of Staten Island and we are still assessing the impact of Hurricane Sandy on the allowance for loan loss and the loan portfolio.

6.	SUBSEQUENT EVENTS

Hurricane Sandy has had a devastating effect on the homes and businesses of New York City, especially Staten Island. We have been able to open four of five locations the day after the Hurricane and we are operating in a reasonable manner. We are still assessing the full impact of Hurricane Sandy, including the effects on the allowance for loan loss and the loan portfolio, and we will address any of the associated issues as they arise.

Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition at September 30, 2012

Total assets were $259,846,039 at September 30, 2012, an increase of $17,999,584, or 7.4%, from December 31, 2011. The increase resulted from the investment of funds available to us as the result of retained earnings and an increase in deposits. The deposit increase was caused generally by our efforts to grow our franchise and specifically by the deposit increases at our branch offices. We invested these funds primarily in the purchase of new investment securities and short term liquid funds. The principal changes resulting in the net increase in assets can be summarized as follows:

•	a $14,715,503 net increase in cash and cash equivalents and
•	a $3,793,159 net increase in investment securities available for sale.

In addition to these changes in major asset categories, we also experienced changes in other asset categories due to normal fluctuations in operations.

Our deposits (including escrow deposits) were $230,954,847 at September 30, 2012, an increase of $17,731,942 or 8.3%, from December 31, 2011 as a result of our active solicitation of retail deposits to increase funds for investment. The aggregate increase in deposits resulted from increases of $7,026,530 in non-interest demand deposits, $5,727,857 in money market accounts, $3,575,103 in savings accounts, $3,290,674 in NOW accounts, and $141,775 in escrow deposits, partially offset by a decrease of $2,029,997 in time deposits.

Total stockholders’ equity was $27,712,459 at September 30, 2012, an increase of $610,199, or 2.25%, from December 31, 2011. The increase reflected: (i) a $690,656 increase in retained earnings due to net income of $1,010,945 for the nine months ended September 30, 2012, partially offset by $320,289 of dividends paid in 2012; (ii) a reduction of $126,809 in Unearned ESOP shares reflecting the gradual payment of the loan we made to fund the ESOP’s purchase of our stock and (iii) an increase in the net unrealized gain on securities available for sale of $18,021. Additionally, there was a $234,477 increase in Treasury shares representing the cost of 22,000 shares of common stock we repurchased in the during the first nine months of 2012 under our Company’s third stock repurchase plan.

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

Making permanent residential mortgage loans is not a material part of our business, and our investments in mortgage-backed securities and collateralized mortgage obligations have been made with a view towards avoiding the types of securities that are backed by low quality mortgage-related assets. However, one of the primary focuses of our local business is receiving deposits from, and making loans to, businesses involved in the construction and building trades industry on Staten Island. Construction loans represented a significant component of our loan portfolio, reaching 39.8% of total loans at year end 2005. As we monitored the economy and the strength of the local construction industry, we elected to reduce our portfolio of construction loans. By September 30, 2012, the percentage had declined to 3.5%. However, developers and builders provide not only a source of loans, but they also provide us with deposits and other business. The weakness in the economy has had an adverse effect on some of our customers and potential customers, making it more difficult for us to find satisfactory loan opportunities. This compelled us to invest in lower yielding securities instead of higher-yielding loans. This has and may continue to reduce our net income.

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

Possible Effects of Hurricane Sandy

Hurricane Sandy has had a devastating effect on the homes and businesses of New York City, especially Staten Island. We have been able to open four of five locations the day after the Hurricane and we are operating in a reasonable manner. We are still assessing the full impact of Hurricane Sandy, including the effects on the allowance for loan loss and the loan portfolio, and we will address any of the associated issues as they arise.

Results of Operations for the Three Months Ended September 30, 2012 and September 30, 2011

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

General. We had net income of $357,460 for the three months ended September 30, 2012, compared to net income of $422,288 for the comparable period in 2011. The principal categories which make up the 2012 net income are:

•	Interest income of $2,251,883
•	Reduced by interest expense of $200,612
•	Reduced by a provision for loan losses of $40,000
•	Increased by non-interest income of $607,828
•	Reduced by non-interest expense of $1,960,211
•	Reduced by income tax expense of $301,428

We discuss each of these categories individually and the reasons for the differences between the quarters ended September 30, 2012 and 2011 in the following paragraphs.

Interest Income. Interest income was $2,251,883 for the quarter ended September 30, 2012, compared to $2,494,086 for the quarter ended September 30, 2011, a decrease of $242,203 or 9.7%. The main reason for the decline was a 63 basis point decrease in the yield and a $2,089,124 decrease in average balance on investment securities between the periods, which combined to cause a $202,517 decline in interest income on investment securities. There was also a $52,707 decrease in interest income on loans

Interest income on loans decreased by $52,707 as a result of a decrease of $62,062 of interest collected on loans previously on non-accrual, from $100,523 for the third quarter of 2011 to $38,461 in the same period in 2012. There was a 12 basis point decrease in the average loan yield, partially offset by a $1,307,222 increase in the average balance of loans from the third quarter of 2011 to the third quarter of 2012. The increase in the average balance was the result of our efforts to increase our loan portfolio, which represents our highest yielding asset category. There was a $1,071,847 decrease in our average non-performing loans, from $7.2 million in the quarter ending September 30, 2011, to $6.1 million in the third quarter of 2012. During the period in which interest is not being paid, non-performing loans continue to be included in the calculation of average loan yield, but with an effective yield of zero. We estimate that if all non-performing loans were performing according to their contractual terms during the third quarter of 2012, our average loan yield would have been approximately 55 basis points higher. In contrast, we estimate that the comparable effect in 2011 period would have been approximately a 54 basis point increase in average loan yield. Substantially all of the non-accrual loans are secured by mortgages on real estate.

Interest rate floors on most of our loans have helped to stabilize interest income from the loan portfolio, but these floors will have the effect of limiting increases in our income until the prime rate rises above 6%.

We experienced a 63 basis point decrease in the average yield on our investment securities portfolio, from 3.18% to 2.55%, due to the purchase of new investment securities at lower market rates than the rates we had been earning on the investment securities previously purchased that were gradually being repaid. The average balance of our investment portfolio decreased by $2.1 million, or 1.8%, between the periods, as we limited our purchases of new investment securities due to the low yields available. The investment securities portfolio represented 68.1% of average non-loan interest earning assets in the 2012 period compared to 75.7% in the 2011 period.

Interest income from other interest earning assets (principally overnight investments) increased by $13,021 due to an increase in the yield of 4 basis points from 0.18% for the quarter ended September 30, 2011 to 0.22% for the quarter ended September 30, 2012. In addition, the average balance of our other interest earning assets (principally overnight investments) increased by $16.4 million between the periods because we elected to invest available funds in overnight investments rather than tie them up in longer term investment securities which were available only at relatively low yields.

Interest Expense. Interest expense was $200,612 for the quarter ended September 30, 2012, compared to $210,382 for the quarter ended September 30, 2011, a decrease of $9,770 or 4.6%. The decrease was primarily the result of a reduction in the rates we paid on deposits, principally time deposits, reflecting a 10 basis point decrease in the cost of time deposits between the periods, due to the continuing low market interest rates. As a result, our average cost of funds, excluding the effect of interest-free demand deposits, decreased to 0.53% from 0.61% between the periods.

Net Interest Income Before Provision for Loan Losses. Net interest income before the provision for loan losses was $2,051,271 for the quarter ended September 30, 2012, compared to $2,283,704 for the quarter ended September 30, 2011, a decrease of $232,433, or 10.2%. The decrease was primarily because the reduction in our interest income was greater than the reduction in our cost of funds when comparing the quarter ended September 30, 2012 to the same period ended 2011. The average yield on interest earning assets declined by 55 basis points, while the average cost of funds declined by 8 basis points. The reduction in the yield on assets was principally due to the 63 basis point drop in the yield on investment securities and the 12 basis point decrease in the yield on loans. The decline in the cost of funds was driven principally by the 10 basis point drop in the cost of time deposits. Overall, our interest rate spread declined 47 basis points, from 3.44% to 2.97% between the periods. Correspondingly, our net interest margin decreased to 3.18% for the quarter ended September 30, 2012 from 3.70% in the same period of 2011. The margin is higher than the spread because it takes into account the effect of interest free demand deposits and capital.

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

Provision for Loan Losses. The provision for loan losses in any period depends upon the amount necessary to bring the allowance for loan losses to the level management believes is appropriate, after taking into account charge offs and recoveries. We took a provision for loan losses of $40,000 for the quarter ended September 30, 2012 compared to a provision for loan losses of $90,000 for the quarter ended September 30, 2011. The $50,000 decrease in the provision was a result of increased level of recoveries on loans previously charged off.

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

We experienced a decrease of $2,415,471 in non-performing loans from $8,505,711 at September 30, 2011 to $6,090,240 at September 30, 2012. All the non-performing loans at September 30, 2012 were secured by real estate. We individually evaluated the non-performing loans based primarily upon updated appraisals of the real estate collateral as part of our analysis of the appropriate level of our allowance for loan and lease losses. We had charge-offs of $10,917 for the quarter ended September 30, 2012 as compared to charge-offs of $1,942 for the quarter ended September 30, 2011. We also had recoveries (which are added back to the allowance for loan losses) of $55,436 for the quarter ended September 30, 2012 as compared to $31,887 in the same period of 2011. After decreasing the provision for loan losses for the quarter ended September 30, 2012 compared to the same period in 2011, and considering other matters that increased or decreased the allowance, we determined that the level of our allowance at September 30, 2012 was appropriate to address probable and incurred losses. We are aggressively collecting charged-off loans in an effort to recover the amounts charged off whenever we believe that collection efforts are likely to be fruitful.

Although management uses available information to assess the appropriateness of the allowance on a quarterly basis in consultation with outside advisors and the board of directors, changes in national or local economic conditions, the circumstances of individual borrowers, or other factors, may change, increasing the level of problem loans and requiring an increase in the level of the allowance. Overall, our allowance for loan losses increased from $1,312,575, or 1.59% of total loans, at September 30, 2011 to $1,666,916 or 2.03% of total loans, at September 30, 2012. There can be no assurance that a higher level, or a higher provision for loan losses, will not be necessary in the future.

Non-interest Income. Non-interest income was $607,828 for the quarter ended September 30, 2012, compared to $602,505 during the same period last year. The $5,323, or 0.9%, increase in non-interest income was a direct result of a $7,532 increase in net rental income and $3,414 increase in loans fees, partially offset by an $8,490 decrease in service charges on deposits. Service charges on deposits consist mainly of insufficient fund fees, which are inherently volatile, and are based upon the number of items being presented for payment against insufficient funds.

Non-interest Expense. Non-interest expense was $1,960,211 for the quarter ended September 30, 2012, compared to $2,017,676 for the quarter ended September 30, 2011, a decrease of $57,465 or 2.9%. The principal shifts in the individual categories were:

•	a $53,850 decrease in salaries and benefits costs due to reduced staff;
•	a $36,402 decrease in occupancy expense due to the one-time remediation costs at a branch damaged in the third quarter of 2011, partially offset by:
•	an $18,919 increase in professional fees due to increased costs and the hiring of a consultant, and
•	a $9,321 increase in other non-interest expenses due to an increase in the cost of holding real estate acquired in the collection of mortgage loans;

In addition to these changes, we also experienced changes in the various other non-interest expenses categories due to normal fluctuations in operations.

Income Tax Expense. Income tax expense was $301,428 for the quarter ended September 30, 2012, compared to income tax expense of $356,245 for the same period ended 2011. The decrease in income tax expense was due to the $119,645 decrease in income before income taxes in the 2012 period. Our effective tax rate for the quarters ended September 30, 2012 and 2011 was 45.8%.

Results of Operations for the Nine Months Ended September 30, 2012 and September 30, 2011

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

General. We had net income of $1,010,945 for the nine months ended September 30, 2012, compared to net income of $1,281,783 for the comparable period in 2011. The principal categories which make up the 2012 net income are:

•	Interest income of $6,886,588
•	Reduced by interest expense of $608,093
•	Reduced by a provision for loan losses of $280,000
•	Increased by non-interest income of $1,856,784
•	Reduced by non-interest expense of $5,991,735
•	Reduced by income tax expense of $852,599

We discuss each of these categories individually and the reasons for the differences between the nine months ended September 30, 2012 and 2011 in the following paragraphs.

Interest Income. Interest income was $6,886,588 for the nine months ended September 30, 2012, compared to $7,349,585 for the nine months ended September 30, 2011, a decrease of $462,997 or 6.3%. The main reason for the decline was a 62 basis point decrease in the yield and a $4,177,726 decrease in average balance on investment securities between the periods, which combined to cause a $630,521 decline in interest income on investment securities. This was partially offset by the $131,172 increase in interest income on loans.

Interest income on loans increased by $131,172 as a result of an increase of $68,366 of interest collected on loans previously on non-accrual, from $123,588 in the first nine months of 2011 to $191,954 in the same period in 2012. Also contributing to the increase in income on loans were a $1.8 million increase in the average balance of loans and a 2 basis point increase in the average yield, from the first nine months of 2011 to the first nine months of 2012. The increase in the average balance was the result of our efforts to increase our loan portfolio, which represents our highest yielding asset category. There was a $1,071,847 decrease in our average non-performing loans, from $7.2 million in the first nine months of 2011 to $6.1 million in the first nine months ended of 2012. During the period in which interest is not being paid, non-performing loans continue to be included in the calculation of average loan yield, but with an effective yield of zero. We estimate that if all non-performing loans were performing according to their contractual terms during the first nine months of 2012, our average loan yield would have been approximately 34 basis points higher. In contrast, we estimate that the comparable effect in 2011 period would have been approximately a 46 basis point increase in average loan yield. Substantially all of the non-accrual loans are secured by mortgages on real estate.

Interest rate floors on most of our loans have helped to stabilize interest income from the loan portfolio, but these floors will have the effect of limiting increases in our income until the prime rate rises above 6%.

We experienced a 62 basis point decrease in the average yield on our investment securities portfolio, from 3.33% to 2.71%, due to the purchase of new investment securities at lower market rates than the rates we had been earning on the investment securities previously purchased that were gradually being repaid. The average balance of our investment portfolio decreased by $4.2 million, or 3.5%, between the periods. The investment securities portfolio represented 70.4% of average non-loan interest earning assets in the 2012 period compared to 77.9% in the 2011 period.

Interest income from other interest earning assets (principally overnight investments) increased by $36,352 due to an increase in the yield of 5 basis points from 0.17% for the nine months ended September 30, 2011 to 0.22% for the same period ended September 30, 2012. In addition, the average balance of our interest earning assets increased by $14.3 million between the periods because we elected to invest available funds in overnight investments rather than tie them up in longer term investment securities which were available only at relatively low yields.

Interest Expense. Interest expense was $608,093 for the nine months ended September 30, 2012, compared to $653,499 for the nine months ended September 30, 2011, a decrease of $45,406 or 7.0%. The decrease was primarily the result of a reduction in the rates we paid on deposits between the periods, principally a 10 basis point decrease in money market account rates and a 8 basis point decrease in the cost of Now account deposits, due to the continuing low market interest rates. As a result, our average cost of funds, excluding the effect of interest-free demand deposits, decreased to 0.55% from 0.63% between the periods.

Net Interest Income Before Provision for Loan Losses. Net interest income before the provision for loan losses was $6,278,495 for the nine months ended September 30, 2012, compared to $6,696,086 for the nine months ended September 30, 2011, a decrease of $417,591, or 6.2%. The decrease was primarily because the reduction in our interest income was greater than the reduction in our cost of funds when comparing the nine months ended September 30, 2012 to the same period ended 2011. The average yield on interest earning assets declined by 47 basis points, while the average cost of funds declined by 8 basis points. The reduction in the yield on assets was principally due to the 62 basis point drop in the yield on investment securities partially offset by the 2 basis point increase in the yield on loans. The decline in the cost of funds was driven principally by the 10 basis point decrease in money market accounts and the 8 basis point decrease in the cost of NOW account deposits. Overall, our interest rate spread declined 39 basis points, from 3.56% to 3.17% between the periods. Correspondingly, our net interest margin decreased to 3.39% for the nine months ended September 30, 2012 from 3.81% in the same period of 2011. The margin is higher than the spread because it takes into account the effect of interest free demand deposits and capital.

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

Provision for Loan Losses. The provision for loan losses in any period depends upon the amount necessary to bring the allowance for loan losses to the level management believes is appropriate, after taking into account charge offs and recoveries. We took a provision for loan losses of $280,000 for the nine months ended September 30, 2012 compared to a provision for loan losses of $145,000 for the nine months ended September 30, 2011. The $135,000 increase in the provision was a result of increased write downs on impaired loans between the periods, due to the reduction in the fair value of underlying collateral, partially offset by the higher level of recoveries and a lower level of charge-offs between the periods.

We charged-off $128,349 of loans for the nine months ended September 30, 2012 as compared to charge-offs of $186,997 for the nine months ended September 30, 2011. We also had recoveries (which are added back to the allowance for loan losses) of $172,245 for the nine months ended September 30, 2012 as compared to $77,352 in the same period of 2011. After increasing the provision for loan losses for the nine months ended September 30, 2012 compared to the same period in 2011, and considering other matters that increased or decreased the allowance, we determined that the level of our allowance at September 30, 2012 was appropriate to address inherent losses.

Non-interest Income. Non-interest income was $1,856,784 for the nine months ended September 30, 2012, compared to $1,833,501 during the same period last year. The $23,283, or 1.3%, increase in non-interest income was a direct result of a $34,400 increase in service charges on deposits, partially offset by a $17,600 decrease in loan fees. Service charges on deposits consist mainly of insufficient fund fees, which are inherently volatile, and are based upon the number of items being presented for payment against insufficient funds.

Non-interest Expense. Non-interest expense was $5,991,735 for the nine months ended September 30, 2012, compared to $6,021,744 for the nine months ended September 30, 2011, a decrease of $30,009 or 0.5%. The principal shifts in the individual categories were:

•	a $95,253 decrease in salaries and benefits due to reduced staff;
•	a $46,149 decrease in occupancy expense due primarily to the 2011 remediation at a branch that flooded during Hurricane Irene;
•	a $19,736 decrease in computer expenses due to reduced contract expense; and
•	a $15,500 decrease in FDIC and NYSDFS assessments due to change in the FDIC’s methodology for calculating the FDIC assessment rate, partially offset by;
•	a $52,281 increase in legal expense due to a higher level of collections and a recovery of legal fees in 2011 previously expensed on a settled lawsuit;
•	a $41,494 increase in other non-interest expenses due to an increase in the cost of holding real estate acquired in the collection of mortgage loans and increased costs of preparing regulatory filings;
•	a $35,479 increase in professional fees due to higher costs and the hiring of a consultant, and
•	a $17,375 increase in director’s fee due to increased frequency of meetings.

In addition to these changes, we also experienced changes in the various other non-interest expenses categories due to normal fluctuations in operations.

Income Tax Expense. Income tax expense was $852,599 for the nine months ended September 30, 2012, compared to income tax expense of $1,081,060 for the same period ended 2011. The decrease in income tax expense was due to the $499,299 decrease in income before income taxes in the 2012 period. Our effective tax rate for the nine months ended September 30, 2012 and 2011 was 45.8%.

VSB Bancorp, Inc.
Consolidated Average Balance Sheets
(unaudited)

	Three				Three				Nine				Nine
	Months Ended				Months Ended				Months Ended				Months Ended
	September 30, 2012				September 30, 2011				September 30, 2012				September 30, 2011
	Average			Yield/	Average			Yield/	Average			Yield/	Average			Yield/
	Balance		Interest	Cost	Balance		Interest	Cost	Balance		Interest	Cost	Balance		Interest	Cost

Assets:
Interest-earning assets:
Loans receivable	$83,624,556		$1,484,891	6.93%	$82,317,334		$1,537,598	7.05%	$83,609,088		$4,489,089	7.09%	$81,769,965		$4,357,917	7.07%
Investment securities, afs	115,085,676		736,733	2.55	117,174,800		939,250	3.18	114,151,954		2,319,168	2.71	118,329,680		2,949,689	3.33
Other interest-earning assets	53,928,685		30,259	0.22	37,525,965		17,238	0.18	47,912,849		78,331	0.22	33,600,969		41,979	0.17
Total interest-earning assets	252,638,917		2,251,883	3.50	237,018,099		2,494,086	4.05	245,673,891		6,886,588	3.72	233,700,614		7,349,585	4.19

Non-interest earning assets	6,322,086				6,523,333				6,739,147				6,809,926
Total assets	$258,961,003				$243,541,432				$252,413,038				$240,510,540

Liabilities and equity:
Interest-bearing liabilities:
Savings accounts	$20,524,056		16,493	0.32	$17,213,314		11,508	0.27	$18,582,998		35,693	0.26	$16,788,227		37,482	0.30
Time accounts	64,522,535		105,518	0.65	63,961,120		120,669	0.75	64,900,066		335,370	0.69	63,709,504		361,060	0.76
Money market accounts	32,315,022		59,187	0.73	27,948,058		59,240	0.84	30,863,139		174,058	0.75	28,178,819		179,720	0.85
Now accounts	33,625,213		19,414	0.23	27,625,974		18,965	0.27	32,698,581		62,972	0.26	29,526,174		75,237	0.34
Total interest-bearing liabilities	150,986,826		200,612	0.53	136,748,466		210,382	0.61	147,044,784		608,093	0.55	138,202,724		653,499	0.63
Checking accounts	78,777,306				77,104,389				76,352,685				73,334,580
Escrow deposits	330,984				326,038				362,952				366,416
Total deposits	230,095,116				214,178,893				223,760,421				211,903,720
Other liabilities	1,250,885				1,860,120				1,229,445				1,827,782
Total liabilities	231,346,001				216,039,013				224,989,866				213,731,502
Equity	27,615,002				27,502,419				27,423,172				26,779,038
Total liabilities and equity	$258,961,003				$243,541,432				$252,413,038				$240,510,540

Net interest income/net interest rate spread			$2,051,271	2.97%			$2,283,704	3.44%			$6,278,495	3.17%			$6,696,086	3.56%

Net interest earning assets/net interest margin	$101,652,091			3.18%	$100,269,633			3.70%	$98,629,107			3.39%	$95,497,890			3.81%

Ratio of interest-earning assets to interest-bearing liabilities	1.67	x			1.73	x			1.67	x			1.69	x

Return on Average Assets (1)	0.53%				0.62%				0.52%				0.70%
Return on Average Equity (1)	4.92%				5.50%				4.80%				6.32%
Tangible Equity to Total Assets	10.66%				11.27%				10.66%				11.27%

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

During the nine months ended September 30, 2012, we had a net increase in total deposits of $17,731,942 due to increases of $7,026,530 in non-interest demand deposits, $5,727,857 in money market accounts, $3,575,103 in savings accounts, $3,290,674 in NOW accounts, and $141,775 in escrow deposits partially offset by a decrease of $2,029,997 in time deposits. These are all what are commonly known as “retail” deposits that we obtain through the efforts of our branch network rather than “wholesale” deposits that some banks obtain from deposit brokers. We also received proceeds from repayment of investment securities of $27,734,440. We used $31,841,957 of available funds to purchase new investment securities and we had a net loan increase of $36,363. These changes resulted in an overall increase in cash and cash equivalents of $14,715,503. Total cash and cash equivalents at September 30, 2012 were $62,823,176.

In contrast, during the nine months ended September 30, 2011, we had a net increase in total deposits of $8,455,879 due to increases of $11,815,602 in non-interest demand deposits, $2,125,408 in savings accounts, $1,134,206 in time deposits, $446,903 in money market accounts, and $107,611 in escrow deposits partially offset by a decrease of $7,173,851 in NOW accounts. These are all what are commonly known as “retail” deposits that we obtain through the efforts of our branch network rather than “wholesale” deposits that some banks obtain from deposit brokers. We also received proceeds from repayment of investment securities of $24,605,813. We used $15,614,398 of available funds to purchase new investment securities and we had a net loan increase of $543,300. These changes resulted in an overall increase in cash and cash equivalents of $18,449,677.

At September 30, 2012, cash and cash equivalents represented 30.6% of total assets. Our cash and cash equivalents increased as we deployed more funds into short term overnight funds which will enable us to take advantage of future opportunities and investment securities. We maintain a higher level of cash and cash equivalents to help buffer the adverse effects of potential, future rising interest rates. We anticipate, based upon historical experience that these funds, combined with cash inflows we anticipate from payments on our loan and investment securities portfolios, will be sufficient to fund loan growth and unanticipated deposit outflows. The federal legal prohibition on paying interest on demand deposit accounts was repealed effective July 2011. Depending upon competitive pressures, we may need to implement interest-paying business checking in order to maintain demand deposits at historical levels or to increase such deposits.

As a secondary source of liquidity, at September 30, 2012 we had $112.3 million of investment securities classified available for sale. The disposition of these securities prior to maturity is an option available to us in the event, which we believe is unlikely, that our primary sources of liquidity and expected cash flows are insufficient to meet our need for funds. Additionally, we have the ability to borrow funds at the Federal Home Loan Bank of New York and the Federal Reserve Bank of New York using securities in our investment portfolio as collateral if the need arises. Based upon our assets size and the amount of our securities portfolio that qualifies as eligible collateral, we had more than $77.4 million of unused borrowing capability from the FHLBNY at September 30, 2012. Victory State Bank also has a $2 million unsecured credit facility with Atlantic Central Bankers Bank, which the Bank has not drawn upon. We do not anticipate a need for additional capital resources and do not expect to raise funds through a stock offering in the near future. We have sufficient resources to allow us to continue to make loans as appropriate opportunities arise without having to rely on government funds to support our lending activities.

Victory State Bank satisfied all capital ratio requirements of the Federal Deposit Insurance Corporation at September 30, 2012, with a Tier I Leverage Capital ratio of 9.94%, a Tier I Capital to Risk-Weighted Assets ratio of 26.50%, and a Total Capital to Risk-Weighted Assets ratio of 27.75%.

The following table sets forth our contractual obligations and commitments for future lease payments, time deposit maturities and loan commitments.

Contractual Obligations and Commitments at September 30, 2012

Contractual Obligations	Payment due by Period
	Less than	One to three	Four to five	After five	Total Amounts
	One Year	years	years	years	committed

Minimum annual rental payments under non-cancelable operating leases	$427,940	$762,047	$527,083	$605,436	$2,322,506
Remaining contractual maturities of time
deposits	56,819,158	2,404,566	4,640,815	—	63,864,539
Total contractual cash obligations	$57,247,098	$3,166,613	$5,167,898	$605,436	$66,187,045

Other commitments	Amount of commitment Expiration by Period
	Less than	One to three	Four to five	After five	Total Amounts
	One Year	years	years	years	committed

Loan commitments	$20,217,819	$5,420,738	$572,000	$—	$26,210,557

Non-Performing Loans

Management closely monitors non-performing loans and other assets with potential problems on a regular basis. We had seventeen non-performing loans, totaling $6,090,240 at September 30, 2012, compared to twenty three non-performing loans, totaling $10,862,897 at December 31, 2011. Non-performing loans totaled 7.41% of total loans at September 30, 2012 compared to 13.23% at December 31, 2011. We have always followed a hands-on approach to dealing with our past due borrowers that we believe is sufficiently aggressive to maximize recovery.

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

The following is information about the seven largest non-performing loans and the associated relationships, totaling $4,676,103, or 76.8% of our non-performing loans, by outstanding principal balance at September 30, 2012. Management believes it has taken appropriate steps with a view towards maximizing recovery and minimizing loss, if any, on these loans.

•	$1,362,648 in two commercial real estate loans. The real estate loans are secured by a second mortgage on property in Staten Island and by a first mortgage on property in Queens. The real estate property in Staten Island is being foreclosed upon by the first mortgagee. The loans are guaranteed personally by the principals of the borrowers. We commenced foreclosure proceedings on the property in Queens and the court granted our motion for summary judgment. On the loan secured by the second mortgage, we elected to seek a money judgment against the borrower and the guarantors because of the pending foreclosure action by the first mortgagee. We were granted summary judgment in that action for the full loan amount.
•	$1,224,198 in two commercial real estate loans. The loans, made to two individuals, are secured by a first mortgage and second mortgage on two pieces of real estate in Staten Island. The borrowers signed a modified repayment agreement and confessions of judgment in July, 2012. In accordance with the modified repayment arrangement, we received a principal payment of $150,000 in July 2012 and agreed to hold foreclosure proceedings in abeyance for six months.
•	$1,000,713 in a commercial real estate loan. The loan is secured by a first mortgage on the property in Staten Island. The loan is guaranteed personally by the principals of the borrower. The borrower signed a forbearance agreement which includes a modified payment arrangement. After the end of the quarter, we received a $145,000 upfront payment and the borrower agreed to make monthly payments. We have agreed to hold the previously commenced foreclosure proceedings in abeyance as long as there is performance under the forbearance agreement.
•	$589,544 in a commercial real estate loan. The loan is secured by a second mortgage on the property in Staten Island. The loan is guaranteed personally by the principals of the borrower. The borrower signed a modified repayment agreement in April, 2012 and we are holding the previously commenced foreclosure action in abeyance as long as it performs under the terms of the modified repayment arrangement. We received a $125,000 upfront payment and the borrower has been making payments under the terms of the modified agreement since May 2012.
•	$499,000 in a commercial real estate loan on property in Staten Island that is leased to a restaurant. The loan is secured by a first mortgage on the property and a second mortgage on other commercial real estate collateral. The loan is guaranteed personally by the principals of the borrower and we have a security interest in the business. We have commenced foreclosure proceedings.

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

Item 4 –Controls and Procedures

Evaluation of Disclosure Controls and Procedures: As of September 30, 2012, we undertook an evaluation of our disclosure controls and procedures under the supervision and with the participation of Raffaele M. Branca, President and CEO and Jonathan B. Lipschitz, Vice President and Controller. Disclosure controls are the systems and procedures we use that are designed to ensure that information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934 (such as annual reports on Form 10-K and quarterly periodic reports on Form 10-Q) is recorded, processed, summarized and reported, in a manner which will allow senior management to make timely decisions on the public disclosure of that information. Mr. Branca and Mr. Lipschitz concluded that our current disclosure controls and procedures are effective in ensuring that such information is (i) collected and communicated to senior management in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Since our last evaluation of our disclosure controls, we have not made any significant changes in, or taken corrective actions regarding, either our internal controls or other factors that could significantly affect those controls.

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

VSB Bancorp, Inc.

Date: November 13, 2012	/s/ Raffaele M. Branca
Raffaele M. Branca
President, CEO and Principal Executive Officer

Date: November 13, 2012	/s/ Jonathan B. Lipschitz
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

