Form 10-K
period 2012-12-31
VSB BANCORP INC
filed 2013-03-15
CIK 1225874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD

COMMISSION FILE NUMBER 001-33250

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

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☐ Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐    No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2012 was $14,041,407.

Number of shares of the registrant’s common stock outstanding as of March 8, 2013: 1,785,309 shares.

Documents incorporated by reference:

Portions of the registrant’s definitive proxy statement filed on or about March 28, 2013 into Part III of this Form 10-K.

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

Staten Island’s population grew to an estimated 470,467 in 2011 from 443,728 in 2000, an increase of 6.0%. Although this rate of increase is substantially less than the 17% population increase from 1990 to 2000, it was still greater than the population growth of New York State as a whole, which was an estimated 2.75% from 2000 to 2011. The census data also reflects the aging of the Staten Island population, with the 45 to 64 year age group increasing from 19.8% in 1990 to 23.4% in 2000 and to 27.8% in 2010. The largest age group continued to be the 20 to 44 age group, at 33.7% of total population in 2010, down from 37.0% in 2000.

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

Median household income increased to $71,084 from $54,057 during the decade of 2000 to 2010. Per capita income in 2011 was $31,276 in Staten Island, slightly lower than $31,796, the per capita income of New York State. Households in Staten Island that had household income of more than $75,000 was 15.1% in 2009 according to City-data.com. These income levels compare favorably with the national household median of $51,914 and the national per capita median of $27,334. The Census Department has not published comparable data for recent years, but management believes that median household income continues to be strong and that these income levels in Staten Island provide satisfactory support for personal home ownership, in turn supporting the home building industry, which is a major industry focus for Victory State Bank. However, recent economic disruption has had an adverse effect on local income levels because of increased unemployment, a reduction in wage increases, and possible wage reductions for employed persons. Although according to the United States Bureau of Labor Statistics, the unemployment rate in Staten Island and the New York metro area is below the national average, the unemployment rate has stabilized in the past year and may increase in the future as financial service firms and public sector employers report continuing layoffs.

The median sales price of existing single family homes on Staten Island increased from 2000 through approximately 2006, and then began a decline that corresponded to the decline in housing values nationwide . According to the New York State Association of Realtors, the median price on Staten Island increased from $211,000 in 2000 to $370,000 in 2011. According to a report by the Center for an Urban Future, this means that the cost of a single family home on Staten Island is now out of reach to many middle-class families. As the population grew during the 1990s, total housing units increased as well, to 163,993 in 2000, as compared to 139,726 in 1990, an increase of 17.4%. However, perhaps confirming the reduction in affordability to the middle class, the growth in housing units has slowed, with an estimated 176,819 housing units in 2011, an increase of 7.8% since April 1, 2000. This slower growth presents challenges to management because of our focus on the home building industry and related sectors of the local economy.

The decline in the residential housing market in the past few years creates problems faced by Staten Island, its residents and its businesses. According to Zillow.com, a real estate information service, the estimated median home value has increased only 0.2% in the past year. The overall home values are still substantially lower than in 2007. The Center for an Urban Future report already noted an increase in foreclosures on Staten Island during 2006 which exceeded the increase in the rest of New York City. The decline in the price of homes and the economic downturn may accelerate this increase in foreclosed properties, which could exacerbate the decline in real estate values.

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

Making permanent residential mortgage loans is not a material part of our business, and our investments in mortgage-backed securities and collateralized mortgage obligations have been made with a view towards avoiding the types of securities that are backed by low quality mortgage-related assets. However, one of the primary focuses of our local business is receiving deposits from, and making loans to, businesses involved in the construction and building trades industry on Staten Island. Construction loans represented a significant component of our loan portfolio, reaching 39.8% of total loans at year end 2005. As we monitored the economy and the strength of the local construction industry, we elected to reduce our portfolio of construction loans. By December 31, 2012, the percentage had declined to 3.7%. However, developers and builders provide not only a source of loans, but they also provide us with deposits and other business. The weakness in the economy has had an adverse effect on some of our customers and potential customers, making it more difficult for us to find satisfactory loan opportunities. This compelled us to invest in lower yielding securities instead of higher-yielding loans. This has and may continue to reduce our net income.

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

The limited trading market for our common stock may make it difficult for stockholders to sell their stock for full value. Our common stock is listed on the NASDAQ Global Market, which listing was effective on August 4, 2008. We continue to trade under the symbol “VSBN.” We listed on the Global Market in the hope that it would increase the trading market in our stock and make it easier for individuals to buy and sell our stock. However, our stock does not trade every day and the average daily trading volume is limited. During the twelve months ended February 28, 2013, there were trades reported on only 64 out of 250 trading days, or barely more than one out of every four trading days. Our average daily trading volume during that period was 328 shares for all trading days and 1,280 shares per day for the 64 days on which trades occurred. During the twelve months ended February 28, 2013, 26.9% of all reported trading volume represented our repurchase of 22,000 shares pursuant to our announced stock repurchase programs. We currently have approximately 140 stockholders of record and we believe based upon reports we have received from broker/dealers, that there are approximately an additional 245 stockholders who own their shares in street name.

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

In the past four years, there have been many failures and near-failures among financial institutions. The number of FDIC-insured banks that have failed has declined, with 51 banks having failed during 2012, compared to 92 in 2011, 157 in 2010 and 140 in 2009. The FDIC insurance fund reserve ratio, representing the ratio of the fund to the level of insured deposits, initially declined dramatically due to losses caused by the bank failures. As a result, the FDIC increased its deposit insurance premiums on remaining institutions, including well-capitalized institutions like Victory State Bank, in order to replenish the insurance fund. If bank failures continue to occur, and more so if the level of failures increases, the FDIC insurance fund may further decline, and the FDIC would be required to continue to impose higher premiums on healthy banks. Thus, despite the prudent steps we may take to avoid the mistakes made by other banks, our costs of operations may increase as a result of those mistakes by others.

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

As a result of the Dodd-Frank Act, non-interest bearing demand deposits, together with certain attorney trust account deposits commonly known in New York as IOLA accounts, had the benefit of unlimited federal deposit insurance until December 31, 2012. The expiration of the unlimited federal deposit insurance for non-interest bearing checking accounts and IOLAs at the end of 2012 may cause a reduction in our deposit base as customers seek to redistribute their deposits to maintain FDIC insurance above the $250,000 general FDIC insurance limit.

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

The substantial decline in the national housing market and the advent of the increase in bank failures over the past few years has spawned many statutes and regulations affecting Banks, including the 2,000+ pages of the Dodd-Frank Act and the hundreds of regulations adopted or to be adopted to implement its provisions. There are constantly new proposals to further change the laws that affect our business. Notably, the Dodd-Frank Act creates a Consumer Financial Protection Bureau that has broad authority to restrict our flexibility in dealing with consumer transactions and our ability to charge fees for bank services. The final implementation of the Dodd-Frank Act through regulatory enactments and the actions of the Consumer Financial Protection Bureau could have a significant negative effect on our income and our expenses in a manner and a level that we cannot predict.

There have recently been changes at both the state and the federal level in the laws and regulations applicable to residential mortgage lenders and other entities in the residential real estate business. We are not a residential mortgage lender and we do not expect that new regulations and future expected proposals in the area, if adopted, will have a direct negative effect on us. However, the proposals could reduce residential development, increase the cost of housing, and restrict the ability of small local businesses in that sector to compete with larger companies with greater resources. That could have an adverse effect on our customer base. Furthermore, from time to time, proposals are made to permit what are commonly known as “cram downs” in bankruptcies involving residential mortgage loans. If adopted, such proposals could have a direct adverse effect on the value of the collateral for existing residential mortgage loans, and thus an indirect effect on mortgage-backed securities in which we invest.

Delays in foreclosure proceedings may adversely affect our ability to realize upon the value of collateral. The length of time it takes to prosecute a foreclosure action and be able to sell real estate collateral in New York has substantially lengthened. It is not unusual for it to take more than two years from the date a foreclosure action is commenced until the property is sold even in uncontested cases, and some uncontested cases can take longer. This problem, if it continues or gets worse, could have a substantial adverse effect on the value of our collateral for loans in default. Especially in the case of construction loans, where property value deterioration during a lengthy foreclosure is more likely, the inability to realize upon collateral increases our loss in the event of a default.

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

Possible effects of Hurricane Sandy. Hurricane Sandy has had a devastating effect on the homes and businesses of New York City, especially Staten Island. We opened four of five locations (all located in Richmond County) the day after the Hurricane and they are in full operation. We re-opened the fifth location in February 2013 and all retail banking services are fully operational. While Hurricane Sandy did not have a significant effect on our operations, we incurred expenses of approximately $300,000 to remediate and reconstruct one of our branches that suffered sewer backup, water and wind driven rain damage. We also waived deposit service charges and late fees to those customers affected by Hurricane Sandy. This resulted in a reduction in non-interest income of an estimated $50,000.

After Hurricane Sandy, we immediately embarked an outreach program to determine the extent that our borrowers were affected by Hurricane Sandy. We contacted 58 customers that we identified as being located in areas affected by the hurricane who sustained some of, or a combination of, the following issues: substantial water and sewage damage to the business’ physical plant, machinery and equipment; extended power loss causing business interruptions; displaced tenants due to the flood and sewage backup; employees unable to report to work due to the loss/damage of their personal homes or cars and the loss of mass transit. We individually assessed their condition and access to resources. The majority of our customers were able to restart their business with little assistance from us.

As we are primarily a commercial lender, we did not have residential loans that were negatively affected. We received 12 requests for either one or two month payment deferrals on commercial loans, which we granted. All twelve resumed their payments but two loans, in the aggregate amount of $732,121 (of which one loan in the amount of in excess of $700,000 was real estate secured) , remain slow and are over 30 days past due.

We operate primarily in Richmond County (Staten Island) and that is where we had the highest impact. We had one loan in Kings County that was affected but has since been current on payments. We had sufficient liquidity and resources to handle the effects of Hurricane Sandy. Our operations center was up and running the day Hurricane Sandy left the region and had full access to all of our resources.

We are still assessing the full impact of Hurricane Sandy, including the effects on the allowance for loan loss and the loan portfolio, and we will address any of the associated issues as they arise.

Lending Activities

Loan Portfolio Composition. Our loan portfolio consists primarily of commercial mortgage loans and unsecured commercial loans. Unsecured commercial loans include loans with personal guaranties or personal obligations in all cases, and, in some cases, may also include loans with illiquid personal property collateral. At December 31, 2012, we had total unsecured commercial loans outstanding of $16,502,920, or 20.1% of total loans, and commercial real estate loans of $56,698,844, or 69.0% of total loans. There was $3,112,477 of construction loans secured by real estate or 3.8% of total loans. Other loans in our portfolio principally included commercial loans secured by assets other than real estate totaling $2,050,728 or 2.5% of total loans at December 31, 2012; residential mortgage loans of $2,498,603, or 3.0% of total loans and consumer non-mortgage loans of $565,573 or 0.7% of total loans. Although we generally do not make traditional permanent residential mortgage loans, we occasionally make residential mortgage loans to the principals of commercial customers. For the year ended December 31, 2012, approximately $57,359,893, or 69.8% of total loans had adjustable interest rates based on the prime rate of interest.

The following table sets forth the composition of our loan portfolio in dollar amounts and in percentages at the dates indicated. None of these loans are loans to or in foreign countries.

	At December 31,
	2012		2011		2010		2009		2008
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total

Commercial loans:
Commercial secured	$2,050,728	2.5%	$1,522,639	1.9%	$1,393,532	1.7%	$1,138,308	1.4%	$1,177,796	1.8%
Commercial unsecured	16,502,920	20.1	12,997,139	15.8	12,924,378	15.8	10,966,874	13.9	9,558,296	14.4
Total commercial loans	18,553,648	22.6	14,519,778	17.7	14,317,910	17.5	12,105,182	15.3	10,736,092	16.2
Real Estate loans:
Commercial	56,698,844	69.0	59,376,008	72.3	58,204,596	71.1	48,767,729	61.7	39,918,879	60.1
Residential	2,498,603	3.0	2,309,899	2.8	2,460,114	3.0	2,914,956	3.7	2,548,159	3.8
Total real estate loans	59,197,447	72.0	61,685,907	75.1	60,664,710	74.1	51,682,685	65.4	42,467,038	63.9
Construction loans:
Commercial	2,712,477	3.3	4,610,000	5.6	5,387,500	6.6	10,964,000	13.9	10,996,432	16.5
Owner occupied one-to-four family	400,000	0.5	—	—	487,000	0.6	2,294,000	2.9	900,000	1.4
Total construction loans	3,112,477	3.8	4,610,000	5.6	5,874,500	7.2	13,258,000	16.8	11,896,432	17.9
Other loans:
Consumer loans	565,573	0.7	602,144	0.7	533,860	0.7	532,498	0.7	599,293	0.9
Other loans	768,790	0.9	717,261	0.9	386,750	0.5	1,455,224	1.8	757,481	1.1
Total other loans	1,334,363	1.6	1,319,405	1.6	920,610	1.2	1,987,722	2.5	1,356,774	2.0

Total loans	82,197,935	100.0%	82,135,090	100.0%	81,777,730	100.0%	79,033,589	100.0%	66,456,336	100.0%

Less:
Unearned discounts, net and deferred loan fees, net	226,364		224,100		239,506		199,433		209,684
Allowance for loan losses	1,753,521		1,343,020		1,277,220		1,063,454		987,876
Loans, net	$80,218,050		$80,567,970		$80,261,004		$77,770,702		$65,258,776

The following table sets forth our loan originations and principal repayments for the periods indicated. We did not purchase or sell any loans in 2012, 2011 or 2010.

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2012	2011	2010

Commercial Loans (gross):
At beginning of period	$14,519,778	$14,317,910	$12,105,182
Commercial loans originated:
Secured	1,998,066	1,269,025	1,484,940
Unsecured	30,307,430	29,289,115	34,313,999
Total commercial loans	32,305,496	30,558,140	35,798,939
Principal repayments	(28,271,626)	(30,356,272)	(33,586,211)
At end of period	$18,553,648	$14,519,778	$14,317,910

Real Estate loans:
At beginning of period	$61,685,907	$60,664,710	$51,682,685
Real estate loans originated:
Commercial	10,673,500	17,448,000	21,034,000
Residential	220,000	—	—
Total real estate loans	10,893,500	17,448,000	21,034,000
Principal repayments	(13,381,960)	(16,426,803)	(12,051,975)
At end of period	$59,197,447	$61,685,907	$60,664,710
Construction loans
At beginning of period	$4,610,000	$5,874,500	$13,258,000
Construction loans originated	5,047,000	1,900,000	4,460,000
Principal repayments	(6,544,523)	(3,164,500)	(11,843,500)
At end of period	$3,112,477	$4,610,000	$5,874,500
Other loans (gross):
At beginning of period	$1,319,405	$920,610	$1,987,722
Other loans originated	1,188,913	1,010,585	479,555
Principal repayments	(1,173,955)	(611,790)	(1,546,667)
At end of period	$1,334,363	$1,319,405	$920,610

Loan Maturity. The following table shows the contractual maturity of our loans at December 31, 2012. As we have decreased construction loans as a percentage of our loan portfolio and increased other real estate mortgage loans, we have increased the average contractual maturity of our loan portfolio. However, to limit interest rate risk, we have continued to concentrate our efforts principally on the origination of loans with adjustable interest rates and minimum interest rate floors. This table shows a loan as being due in the period in which the final principal payment is due under the loan promissory note or agreement, without regard to prior principal payments or interest rate adjustments.

	At December 31, 2012
	Commercial	Commercial			Other
	Unsecured	Secured	Construction	Real Estate	Loans	Total

Amounts due:
Within one year	$10,644,251	$1,697,090	$1,267,477	$6,115,194	$849,735	$20,573,747
After one year:
One to five years	5,058,460	353,638	1,845,000	12,608,589	460,628	20,326,315
After five years	800,209	—	—	40,473,664	24,000	41,297,873
Total amount due	16,502,920	2,050,728	3,112,477	59,197,447	1,334,363	82,197,935

Less:
Unearned fees	—	112	21,341	204,911	—	226,364
Allowance for loan
losses	425,495	18,790	16,282	1,251,727	41,227	1,753,521
Loans, net	$16,077,425	$2,031,826	$3,074,854	$57,740,809	$1,293,136	$80,218,050

The following table sets forth at December 31, 2012, the dollar amount of all loans, due after December 31, 2013, and whether such loans have fixed or variable interest rates.

	Due After December 31, 2013
	Fixed	Variable	Total

Commercial Business Loans:
Unsecured	$694,191	$5,164,478	$5,858,669
Secured	353,638	—	353,638
Real Estate
Commercial	8,801,334	44,176,771	52,978,105
Residential	104,148	—	104,148
Construction	400,000	1,445,000	1,845,000
Other loans	484,628	—	484,628
Total loans	$10,837,939	$50,786,249	$61,624,188

Commercial Business Lending. We originate commercial business loans directly to the professional and business community in our market area. We target small to medium sized businesses and professionals such as lawyers, doctors and accountants. Applications for commercial business loans are obtained primarily from the efforts of our directors and senior management, who have extensive contacts in the local business community, or from branch referrals. As of December 31, 2012, commercial business loans totaled $18,553,648 or 22.6% of total loans.

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

Commercial Real Estate Lending. We originate commercial real estate loans that are generally secured by properties used for business purposes such as retail stores, other mixed-use (business and residential) properties, restaurants, light industrial buildings and small office buildings located in our primary market area. Our commercial real estate loans are generally made in amounts up to 70% of the appraised value of the property. These loans are most commonly made with terms up to five years with interest rates that adjust to 100 or 150 basis points above the floating prime rate, but we have recently changed our guidelines to include 20 year fully amortizing loans. A significant portion of these loans are subject to an interest rate floor ranging between 7.00% and 8.00%. Our underwriting standards consider the collateral of the borrower, the net operating income of the property and the borrower’s expertise, credit history and profitability. We require personal guarantees from the borrower or the principals of the borrowing entity. At December 31, 2012, our commercial real estate loans totaled $59,197,447, or 72.0% of total loans.

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

Construction Lending. Our construction loans primarily have been made to builders and developers to finance the construction of one- to four-family residential properties and, to a lesser extent, multi-family residential and commercial use real estate properties. Our policies provide that construction loans may be made in amounts up to the lesser of 80% of the total hard and soft costs of the project. We generally require personal guarantees. Construction loans generally are made with prime-based interest rates with terms up to 18 months. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. At December 31, 2012, our construction loans totaled $3,112,477 or 3.8% of total loans. This represents a reduction of our construction loan portfolio over the past four years as economic conditions in the construction industry caused us to be more cautious in originating these loans while also reducing the number of satisfactory loan opportunities available to us.

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

At December 31, 2012, we had eighteen (18) loans, in the aggregate amount of $5,978,673, designated as special mention. We had twenty three (23) loans, in the aggregate amount of $9,212,926, and two (2) real estate owned (“REO”) properties, in the aggregate amount of $342,867, classified as substandard. All twenty three (23) loans classified as substandard are secured by real estate. At December 31, 2011, special mention loans totaled $2,157,308 and substandard loans totaled $11,687,760. The Bank actively monitors all special mention loans to seek to avoid deterioration in the quality of the loan. The Bank is actively collecting the substandard loans and expects to collect substantially all the principal amounts due. We had no loans classified as doubtful or loss at December 31, 2012 and 2011.

Victory State Bank’s Loan Review Officer and Board of Directors regularly review problem loans and review all classified assets on a quarterly basis. In certain cases, our loan workout committee will meet to discuss collection strategy on the larger, more complex loans. We believe our policies are consistent with the regulatory requirements regarding classified assets. Our determination as to the classification of our assets and the amount of our valuation allowances is subject to review by the New York State Department of Financial Services and the FDIC, which can order the establishment of additional general or specific loss allowances.

The following table sets forth delinquencies in our loan portfolio at the dates indicated:

	At December 31, 2012
	60-89 Days		90 Days or more
	Number	Principal	Number	Principal

Commercial real estate	1	$150,000	17	$5,923,090
Commercial construction	—	—	2	467,500
Commercial secured	1	91,649	—	—
Other	1	2,903	—	—
Total	3	$244,552	19	$6,390,590
Delinquent loans to total loans		0.30%		7.77%

	At December 31, 2011
	60-89 Days		90 Days or more
	Number	Principal	Number	Principal

Commercial real estate	1	$359,620	20	$8,265,397
Commercial construction	—	—	1	397,500
Commercial unsecured	1	16,260	—	—
Real Estate - Residential	—	—	2	2,200,000
Total	2	$375,880	23	$10,862,897
Delinquent loans to total loans		0.46%		13.23%

	At December 31, 2010
	60-89 Days		90 Days or more
	Number	Principal	Number	Principal

Commercial real estate	2	$277,960	12	$4,064,281
Commercial unsecured	2	42,708	2	37,706
Real Estate - Residential	—	—	3	2,276,306
Total	4	$320,668	17	$6,378,293
Delinquent loans to total loans		0.39%		7.80%

	At December 31, 2009
	60-89 Days		90 Days or more
	Number	Principal	Number	Principal

Commercial real estate	9	$3,848,990	7	$1,176,114
Commercial construction	—	—	2	480,000
Commercial unsecured	4	61,907	1	41,037
Real Estate - Residential	3	2,299,322	—	—
Total	16	$6,210,219	10	$1,697,151
Delinquent loans to total loans		7.86%		2.15%

	At December 31, 2008
	60-89 Days		90 Days or more
	Number	Principal	Number	Principal

Commercial real estate	2	$207,047	5	$1,453,846
Commercial construction	—	—	2	480,000
Commercial unsecured	—	—	7	345,221
Total	2	$207,047	14	$2,279,067
Delinquent loans to total loans		0.31%		3.43%

Loans 90 days or more past due represent non-accrual loans and loans that are contractually past due maturity but are still accruing interest. Loans past due 90 or more and still on accrual were $0 for 2012, 2011, 2010, 2009 and 2008.

Non-performing Assets. The following table sets forth information about our non-performing assets at December 31, 2012, 2011 and 2010.

	At December 31,	At December 31,	At December 31,
	2012	2011	2010

Non-performing assets:
Commercial loans:
Unsecured	$—	$—	$37,706
Commercial real estate	5,923,090	8,265,397	4,064,281
Residential real estate	—	2,200,000	2,276,306
Construction	467,500	397,500	—
Real estate owned	342,867	267,246	—

Total non-performing assets	$6,733,457	$11,130,143	$6,378,293

Non-performing loans to total loans	7.77%	13.23%	7.80%
Non-performing loans to total assets	2.37%	4.49%	2.71%
Non-performing assets to total assets	2.50%	4.60%	2.71%

The gross interest income that would have been recorded in 2012 if the non-accrual loans had been current in accordance with their original terms was $478,556. The amount of interest income on those loans that was included in net income for 2012 was $1,554. In 2011, gross interest that would have been recorded if non-accrual loans had been current was $595,946, of which $165,515 was actually received and included in net income.

The following table sets forth the aggregate carrying value of our assets classified as Substandard or Doubtful according to asset type:

	At December 31, 2012
	Substandard		Doubtful
	Number	Amount	Number	Amount
Classification of assets:
Commercial Real Estate	19	$6,570,971	—	$—
Residential Real Estate	2	2,174,455
Construction	2	467,500	—	—
Total loans	23	9,212,926	—	—

Real estate owned	2	342,867	—	—

Total Assets	25	$9,555,793	—	$—

No assets were classified as Loss at year end 2012.

Non-Performing Loans

Management closely monitors non-performing loans and other assets with potential problems on a regular basis. We had nineteen non-performing loans, totaling $6,390,590 at December 31, 2012, compared to twenty three non-performing loans, totaling $10,862,897 at December 31, 2011. Non-performing loans totaled 7.77% of total loans at December 31, 2012 compared to 13.23% at December 31, 2011. We have always followed a hands-on approach to dealing with our past due borrowers that we believe is sufficiently aggressive to maximize recovery.

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

The following is information about the seven largest non-performing loans and the associated relationships, totaling $4,992,559, or 78.1% of our non-performing loans, by outstanding principal balance at December 31, 2012. Management believes it has taken appropriate steps with a view towards maximizing recovery and minimizing loss, if any, on these loans.

•	$1,362,648 in two commercial real estate loans. One of these loans, in the principal amount of $827,250, is secured by a first mortgage on property in Queens. We have commenced a foreclosure action and we are at the stage of the finalization of a referee’s report on the amount due so we can sell the property. However, a guarantor of the loan, who is a party to the foreclosure action, has filed a bankruptcy petition, which automatically stays the foreclosure. The other loan was secured by a second mortgage on property in Staten Island but the holder of the first mortgage has completed a foreclosure action so our second mortgage has been eliminated and we subsequently charged off $535,398 in January 2013. We had previously commenced a separate action seeking a money judgment against the borrower and the guarantors because of the foreclosure action by the first mortgagee. We were granted summary judgment in the money judgment action for $764,226.65, including principal, interest and costs, and have been aggressively pursuing collection but collection proceedings against the principal individual guarantor have been stayed due to the same bankruptcy filing.
•	$1,224,198 in two commercial real estate loans. The loans, made to two individuals, are secured by a first mortgage and second mortgage on two pieces of real estate in Staten Island. The borrowers signed a modified repayment agreement in July, 2012. In accordance with the modified repayment arrangement, we received a principal payment of $150,000 in July 2012, and we agreed to allow the borrower six months to sell the property and repay our loan. When that did not occur, we commenced foreclosure proceedings.
•	$861,204 in a commercial real estate loan. The loan is secured by a first mortgage on the property in Staten Island. The loan is guaranteed personally by the principals of the borrower. The borrower signed a forbearance agreement during the fourth quarter of 2012 which includes a modified payment arrangement. We received a $145,000 upfront payment and the borrower agreed to make monthly payments. We agreed to hold the previously commenced foreclosure proceedings in abeyance as long as there is performance under the forbearance agreement. The borrower has been making payments according to the forbearance agreement since October, 2012.
•	$578,009 in a commercial real estate loan. The loan is secured by a second mortgage on the property in Staten Island. The loan is guaranteed personally by the principals of the borrower. The borrower signed a modified repayment agreement in April, 2012 and we are holding the previously commenced foreclosure action in abeyance as long as it performs under the terms of the modified repayment arrangement. We received a $125,000 upfront payment and the borrower has been making payments under the terms of the modified agreement since May 2012.
•	$499,000 in a commercial real estate loan on property in Staten Island that is leased to a restaurant. The loan is secured by a first mortgage on the property and a second mortgage on other commercial real estate collateral. The loan is guaranteed personally by the principals of the borrower and we have a security interest in the business. We have commenced foreclosure proceedings.
•	$467,500 in two construction loans. The loans are secured by a first and second mortgage on property in Staten Island. The loans are guaranteed personally by the principals of the borrower. The borrower signed a forbearance agreement in October, 2012 and has received a certificate of occupancy on the property. Payments are current under the terms of the forbearance agreement.

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

One important data point in evaluating the appropriateness of the allowance as it relates to impaired real estate loans is the value of the real estate collateral. A loan is considered an impaired loan when we believe it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Those loans generally include non-accrual loans and loans categorized as troubled debt restructurings. For impaired real estate loans over $100,000, we obtain a new appraisal of the real estate at least annually. For smaller loans, we take the original appraisal and adjust the valuation based upon changing conditions, if any. We then adjust the value for costs of sale and carrying costs to measure the weakness in the loan as part of our overall evaluation of the appropriateness of our allowance for loan losses.

For loans impaired loans [over $100,000], we prepare a loan by loan analysis and measure the amount of the impairment on the loan, which then becomes a component of our Allowance for Loan and Lease Losses (“ALLL”). This analysis considers both the general factors which are considered in assessing performing loans as well as specific facts pertinent to each loan, such as collateral value, borrower’s income and ability to repay, payment history, the reasons for and length of the delinquency, and the value of any credit support.

For Substandard loans that are not impaired, we provide, as part of our general allowance for loan losses, an amount management deems prudent to recognize the risks pertaining to the asset. A general allowance represents a loss allowance which has been established to recognize the inherent risk associated with lending activities, but which, unlike a specific allowance, has not been allocated to particular problem assets. When we classify an asset as “Loss,” we either establish a specific allowance for losses equal to 100% of the amount of the asset or charge off that amount.

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

As of December 31, 2012, our allowance for loan losses was $1,753,521 or 2.13% of total loans. Based upon all relevant and presently available information, management believes that the allowance for loan losses is appropriate. We continue to monitor and modify the level of the allowance for loan losses in order to maintain the allowance at a level which management considers appropriate.

The following table sets forth the activity in our allowance for loan losses:

	For the Year
	Ended
	December 31,
	2012	2011	2010	2009	2008

Allowance for Loan Losses:
Balance at beginning of period	$1,343,020	$1,277,220	$1,063,454	$987,876	$927,161
Charge-offs:
Real estate loans:
Commercial	(16,675)	(74,512)	—	(110,241)	—
Residential	—	(57,715)	—	—	—
Commercial loans:
Unsecured	(100,757)	(532,957)	(15,765)	(412,112)	(483,326)
Consumer loan	—	—	(4,863)	(18,606)	(7,959)
Other loans	(10,917)	(3,811)	(2,084)	(15,679)	(3,503)
Total charge-offs	(128,349)	(668,995)	(22,712)	(556,638)	(494,788)
Recoveries	183,850	139,795	96,478	72,216	270,503
Net (charge-offs) / recoveries	55,501	(529,200)	73,766	(484,422)	(224,285)
Provision charged to income	355,000	595,000	140,000	560,000	285,000
Balance at end of period	$1,753,521	$1,343,020	$1,277,220	$1,063,454	$987,876

Ratio of net charge-offs / (recoveries) during the period to average loans outstanding during the period	-0.07%	0.65%	-0.09%	0.68%	0.35%
Ratio of allowance for loan losses to total loans at the end of period	2.13%	1.64%	1.56%	1.35%	1.49%
Ratio of allowance for loan losses to non-performing loans at the end of the period	27.44%	12.36%	20.02%	62.66%	43.35%
Ratio of allowance for loan losses to non-performing assets at the end of the period	26.04%	12.07%	20.02%	62.66%	43.35%

The following table sets forth the allocation of our allowance for loan losses among each of the categories listed.

	At December 31,		At December 31,		At December 31,		At December 31,		At December 31,
	2012		2011		2010		2009		2008
		% of Loans		% of Loans		% of Loans		% of Loans		% of Loans
		in Category		in Category		in Category		in Category		in Category
		to		to		to		to		to
	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans

Allowance:
Commercial loans:
Unsecured	$425,495	20.1%	$474,686	15.8%	$520,953	15.8%	$460,474	13.9%	$372,803	14.4%
Secured	18,790	2.5	12,356	1.9	13,486	1.7	8,124	1.4	7,451	1.8
Commercial real estate	1,247,199	69.0	780,820	72.3	653,362	71.1	418,215	61.7	449,525	60.1
Residential real estate	4,528	3.0	672	2.8	7,174	3.0	40,302	3.7	25,686	3.8
Construction loans	16,282	3.8	34,184	5.6	52,138	7.2	71,968	16.8	100,737	17.9
Other loans	41,227	1.6	40,302	1.6	30,107	1.2	64,371	2.5	31,674	2.0
Total allowances	$1,753,521	100.0%	$1,343,020	100.0%	$1,277,220	100.0%	$1,063,454	100.0%	$987,876	100.0%

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

Our policies generally limit investments to government and federal agency securities or AAA rated securities, including corporate debt obligations, which are investment grade with weighted average lives of seven years or less. Our policies provide that all investment purchases be ratified by the Bank’s Board and may only be initiated by the President or Chief Financial Officer of the Bank. Investment securities consist of collateralized mortgage obligations (“CMO”) with estimated average lives, based upon prepayment assumptions that management believes are reasonable, of 4.5 years or less, mortgage-backed securities (“MBS”) with maturities of seven years or less , U.S. Agency notes with a maturity of less than 15 years, collateralized loan obligations (“CLO”) and asset backed securities. These CMOs and MBSs are backed by federal agencies such as Federal National Mortgage Association (“FNMA”) and the Federal Home Loan Mortgage Corporation (“FHLMC”) or are “AAA” rated whole loan securities. No investment securities in our portfolio have experienced ratings down grades. At December 31, 2012, we had investment securities with a cost basis of $104,144,167 and a fair value of $106,825,570. All investment securities at December 31, 2012, consisted of CMOs, MBSs, CLOs or asset backed securities. The entire investment portfolio at December 31, 2012 was classified as available for sale and is accounted on a fair value basis with changes in fair value included as other comprehensive income.

The following table sets forth certain information regarding the amortized cost and fair values of the investment securities, available for sale portfolio at the dates indicated. The excess of fair value over amortized cost at year end 2012 is the result of the effect of recent low market interest rates on the value of previously-purchased investment securities. If market interest rates were to increase, we anticipate that this excess would decrease and, under certain circumstances depending upon the timing of securities purchases and the rate of increase in interest rates, amortized cost may exceed fair value.

	At December 31,
	2012		2011		2010
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value

Investments securities, available for sale
FNMA	$34,168,335	$35,005,261	$5,080,697	$5,189,766	$3,428,696	$3,571,217
GNMA	5,074,518	5,230,424	6,748,239	6,976,344	4,092,912	4,081,112
Whole Loan MBS	473,273	490,125	786,085	806,616	1,212,246	1,235,501
Collateralized mortgage obligations	60,483,873	62,081,070	93,023,287	95,527,763	109,921,495	112,420,077
Collateralized loan obligations	1,000,000	1,000,000	—	—	—	—
Other debt securities	2,944,168	3,018,690	—	—	—	—

	$104,144,167	$106,825,570	$105,638,308	$108,500,489	$118,655,349	$121,307,907

The table below sets forth certain information regarding the amortized cost, weighted average yields and stated maturities of our investment securities at December 31, 2012 and 2011.

	At December 31, 2012
	Less	Weighted		Weighted		Weighted		Weighted
	Than	Average	1 To 5	Average	5 To 10	Average	Over 10	Average
	1 Year	Yield	Years	Yield	Years	Yield	Years	Yield	Total

Investment Securities:
FNMA	$—	—%	$14,472,574	0.95%	$18,806,081	2.21%	$889,680	2.20%	$34,168,335
GNMA	—	—	—	—	513,510	4.48	4,561,008	1.55	5,074,518
Whole Loan MBS	—	—	—	—	473,273	4.81	—	—	473,273
Collateralized Mortgage
Obligations	—	—	3,388,279	5.19	4,634,480	4.45	52,461,114	2.68	60,483,873
Collateralized Loan
Obligations	—	—	—	—	1,000,000	3.22	—	—	1,000,000
Other debt
securities	—	—	—	—	—	—	2,944,168	1.34	2,944,168

Total	$—	—%	$17,860,853	1.75%	$25,427,344	2.75%	$60,855,970	2.52%	$104,144,167

	At December 31, 2011
	Less	Weighted		Weighted		Weighted		Weighted
	Than	Average	1 To 5	Average	5 To 10	Average	Over 10	Average
	1 Year	Yield	Years	Yield	Years	Yield	Years	Yield	Total

Investment Securities:
FNMA	$—	—%	$—	—%	$4,075,669	2.90%	$1,005,028	2.21%	$5,080,697
GNMA	—	—	—	—	779,091	4.47	5,969,149	1.68	6,748,240
Whole Loan MBS	—	—	—	—	786,084	4.82	—	—	786,084
Collateralized Mortgage
Obligations	—	—	4,828,499	5.23	11,168,269	4.67	77,026,519	2.84	93,023,287

Total	$—	—%	$4,828,499	5.23%	$16,809,113	4.24%	$84,000,696	2.75%	$105,638,308

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

Our focus on customer service, primarily for the business and professional community in our marketplace, has facilitated our retention of non-interest bearing checking accounts and low costing NOW and savings accounts, which generally have interest rates substantially less than certificate of deposits. At December 31, 2012, these types of low cost deposit accounts amounted to $136,147,551, or 56.6% of total deposits.

The following table presents deposit activity for the periods indicated.

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2012	2011	2010

Beginning balance	$213,222,905	$207,406,657	$210,986,086
Net increase/(decrease) before interest credited	26,682,276	4,957,482	(4,600,492)
Interest credited on deposits	796,025	858,766	1,021,063

Ending balance	$240,701,206	$213,222,905	$207,406,657

The following table provides information regarding the remaining term to maturity of our time deposits over $100,000 at December 31, 2012:

Maturity Period	Amount

Three months or less	$37,731,996
Over three through six months	16,796,288
Over six through 12 months	3,866,039
Over 12 months	1,036,362
Total	$59,430,685

The following table presents by various rate categories, the amounts and periods to maturity of the certificate accounts outstanding at December 31, 2012.

		Over Six Mos.	Over One Year	Over Two Years
	Six Months	Through One	Through Two	Through Three	Over Three
	And Less	Year	Years	Years	Years	Total
Certificate accounts:
0.00% to 0.99%	$58,709,607	$4,339,636	$1,104,464	$260,344	$1,461,000	$65,875,051
1.00% to 1.99%	124,142	942,791	424,212	476,000	814,000	2,781,145
2.00% to 2.99%	55,842	105,000	931,736	1,307,667	124,823	2,525,068
3.00% to 3.99%	80,477	190,963	—	—	—	271,440
	$58,970,068	$5,578,390	$2,460,412	$2,044,011	$2,399,823	$71,452,704

Borrowings

We do not routinely utilize borrowings as a source of funds. At December 31, 2012 and 2011, we had no outstanding borrowings.

Personnel

As of December 31, 2012, we had 43 full-time employees and 12 part-time employees. These employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be good.

REGULATION AND SUPERVISION

Regulation of VSB Bancorp, Inc.

VSB Bancorp, Inc., is a New York corporation and is subject to and governed by the New York Business Corporation Law. It is a bank holding company and thus is subject to regulation, supervision, and examination by the Federal Reserve.

Bank Holding Company Regulation . As a bank holding company, we are required to file periodic reports and other information with the Federal Reserve and the Federal Reserve may conduct examinations of us.

We are subject to capital adequacy guidelines of the Federal Reserve. The guidelines apply on a consolidated basis and require bank holding companies to maintain a minimum ratio of Tier 1 capital to total assets of 4.0%. The minimum ratio is 3.0% for the most highly rated bank holding companies. The Federal Reserve’s capital adequacy guidelines also require bank holding companies to maintain a minimum ratio of qualifying total capital to risk-weighted assets of 8.0%, and a minimum ratio of Tier 1 capital to risk-weighted assets of 4.0%. As of December 31, 2012, the ratio of Tier 1 capital to total assets was 9.97%, the ratio of Tier 1 capital to risk-weighted assets was 27.05%, and the ratio of qualifying total capital to risk-weighted assets was 28.30%.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Law

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Law was adopted. It has been described as the greatest legislative change in the supervision of financial institutions since the 1930s. Its effect on Victory State Bank and VSB Bancorp, Inc. cannot now be judged with certainty because the interpretation and implementation of the law, as well as the numerous regulations and studies required or permitted by it, are still evolving. However, we believe that the following areas, among others, will be or may be significant to our future operations:

1.	The law exempts smaller reporting companies filing with the Securities and Exchange Commission, such as our company, from the internal controls attestation rules of Section 404(b) of the Sarbanes-Oxley Act. Thus far, we have incurred expenses to prepare for compliance but we have not been governed by Section 404(b) due to temporary SEC extensions of the compliance deadline. The permanent exemption means that we will not be required to incur the expense of actual compliance as long as we continue to qualify as a smaller reporting company.

2.	Securities brokers may not vote shares held in “street name” unless they receive instructions from their customers on the election of directors, executive compensation or any other significant matter, as determined by the SEC. This may increase our costs of holding annual stockholder meetings if it becomes necessary for us to retain the services of a proxy solicitor to increase shareholder participation in our meetings or to obtain approval of matters that the Board presents to stockholders. However, we did not experience any difficulties or additional expense related to this issue in connection with our 2011 annual meeting of stockholders.

3.	At least every three years, we must submit our executive compensation to our stockholders for a non-binding advisory vote. We will be having our first such advisory vote at our annual meeting in 2013.

4.	The law includes a number of changes to expand FDIC insurance coverage, as well as changes to the premiums banks must pay for insurance coverage, and the requirements applicable to the reserve ratio (the ratio of the deposit insurance fund to the amount of insured deposits). One important change is that, in the future, deposit insurance premiums we pay will be based upon total assets minus tangible capital, rather than based upon deposits. Since we do not use material borrowings to provide funds for asset growth, and we do not have material intangible assets that are excluded from capital such as goodwill, our share of the total deposit premiums paid by all banks appears to have declined. However, other factors, such as required replenishment of the current reserve fund, which must be increased to 1.35% of total insured deposits by September 30, 2020, as well as future failures of banks that may further deplete the fund, may result in an increase in our future deposit insurance premium. The FDIC must provide an offset for smaller banks negating the adverse effect of requiring a reserve ratio in excess of 1.15%, but reaching even the 1.15% ratio may require additional burdens on smaller banks. The FDIC approved final regulations implementing these changes on February 25, 2011, effective April 1, 2011. According to the FDIC, the substantial majority of banks will see reduced deposit insurance premiums as a result of the new rules. We believe that will be the case for us as long as all other relevant factors remain unchanged. Our FDIC regular insurance premium was $188,285 in 2012 compared to $238,823 in 2011, a decrease of 21.2%. The decrease was principally the result of the change from a deposit-based premium calculation to an assets-based premium calculation.

5.	The law increases the amount of each customer’s deposits that are subject to FDIC insurance. The general limit has been permanently increased from $100,000 to $250,000.

6.	The law repeals the prohibition on paying interest on demand deposit accounts, effective in July 2011. Interest-free demand deposits represent a substantial portion of our deposit base. We are not currently offering a demand deposit product that pays interest. Other banks in our community are now offering interest-bearing demand deposits and that competitive pressure may require that we offer interest checking accounts to businesses in order to retain deposits. That could have a direct adverse effect on our cost of funds. Although current market interest rates are very low, and such deposits are unlikely to carry high rates of interest, an increase in market interest rates could result in significant additional costs in order to maintain the level of such deposits.

7.	The law makes interstate branching by banks much easier than in the past. We have no plans to branch outside New York State, but the law facilitates out of state banks branching into our market area, thus potentially increasing competition.

8.	The law creates a new federal agency – the Consumer Financial Protection Bureau (“Bureau”) – which has substantial authority to regulate consumer financial transactions, effective July 21, 2011. Our loans are primarily made to businesses rather than individual consumers, so the Bureau will not have a direct effect on many of our loan transactions. However, the Bureau also has authority to regulate other non-loan consumer transactions, such as deposits and electronic banking transactions. The implementation of new consumer regulations may increase our operating costs in a manner we cannot predict until regulations are adopted.

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

Regulation of Victory State Bank

The Bank is subject to extensive regulation and examination by the New York State Department of Financial Services (“NYSDFS”), as its chartering authority, and by the FDIC, as the insurer of its deposits. The federal and state laws and regulations which are applicable to banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for certain loans. The Bank must file reports with the NYSDFS and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as establishing branches and mergers with, or acquisitions of, other depository institutions. There are periodic examinations by the NYSDFS and the FDIC to test the Bank’s compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulation, whether by the NYSDFS, the FDIC or as a result of the enactment of legislation, could have a material adverse impact on the Bank and its operations.

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

At December 31, 2012, the Bank exceeded all of the capital ratio standards for a well-capitalized bank.

The following table shows the Bank’s actual capital amounts and ratios.

			For capital adequacy purposes		To be well-capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2012
Tier 1 Capital (to Average Assets)	$25,455,000	9.65%	$10,155,155	4.00%	$13,193,943	5.00%
Tier 1 Capital (to Risk Weighted Assets)	25,455,000	26.03%	3,911,960	4.00%	5,867,940	6.00%
Total Capital (to Risk Weighted Assets)	26,684,000	27.28%	7,823,920	8.00%	9,779,900	10.00%

The Basel Committee on Banking Supervision, consisting of bank regulators from 27 countries, has developed a revised capital framework for banks throughout the world, known as the “Basel III Accord,” which was to have been implemented beginning in 2013. The Federal Reserve has delayed the implementation of the Basel III Accord in the United States and is currently evaluating how and to what extent the new rules should be implemented. Although we cannot know with certainty what the Federal Reserve and other United States bank regulators will finally decide, we believe that the implementation of the Basel III Accord will not have a material effect on our ability to satisfy the regulatory standards for remaining well-capitalized. Our current capital ratios are more than sufficient to satisfy any reasonably anticipated increase. However, the Basel III Accord increases the complexity of the calculation of risk based capital and may increase our operating expenses associated with calculating and monitoring capital compliance. Furthermore, an increase in capital requirements would reduce the amount of leverage that our capital could support. This might adversely affect our ability to increase substantially our level of interest-earning assets.

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

With certain limited exceptions, the Bank may not make loans or extend credit for commercial, corporate or business purposes (including lease financing) to a single borrower, the aggregate amount of which would be in excess of 15% of the Bank’s capital (as adjusted pursuant to the New York Banking Law), on an unsecured basis, and 25% of the adjusted capital if the excess is collateralized by readily marketable collateral or collateral otherwise having a value equal to the amount by which the loan exceeds 15% of the Bank’s net worth. These limits do not apply to loans made by VSB Bancorp, Inc. directly at the holding company level. The Bank currently complies with all applicable loans-to-one-borrower limitations and VSB Bancorp, Inc. has not made any loans in its own name except for its loan to its Employee Stock Ownership Plan.

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

At December 31, 2012, the Company and the Bank had capital levels which qualified them as “well-capitalized” institutions.

FDIC Insurance

The Bank is a member of the FDIC and its deposit accounts are insured by the FDIC up to $250,000. As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the FDIC.

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

Our FDIC insurance premium was $188,285 in 2012 compared to $238,823 in 2011, a decrease of 21.2%, principally due to a reduction in the Bank’s non-performing loans and a corresponding reduction in the Bank’s risk profile, which is one of the factors used to calculate its FDIC insurance premium. As required by The Dodd –Frank Wall Street Reform and Consumer Protection Law (the “Dodd-Frank” Act), the FDIC has recently revised its deposit insurance premium assessment rates. Our Bank, even though we are in the lowest regulatory risk category, is subject to an assessment rate between five (5) and nine (9) basis points per annum. In general, the rates are applied to our bank’s total assets less tangible capital, in contrast to the former rule which applied the assessment rate to our level of deposits.

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

Brokered Deposits

Under federal law and applicable regulations, (i) a well capitalized bank may solicit and accept, renew or roll over any brokered deposit without restriction, (ii) an adequately capitalized bank may not accept, renew or roll over any brokered deposit unless it has applied for and been granted a waiver of this prohibition by the FDIC and (iii) an undercapitalized bank may not (x) accept, renew or roll over any brokered deposit or (y) solicit deposits by offering an effective yield that exceeds by more than 75 basis points the prevailing effective yields on insured deposits of comparable maturity in such institution’s normal market area or in the market area in which such deposits are being solicited. The term “undercapitalized insured depository institution” is defined to mean any insured depository institution that fails to meet the minimum regulatory capital requirement prescribed by its appropriate federal banking agency. The FDIC may, on a case-by-case basis and upon application by an adequately capitalized insured depository institution, waive the restriction on brokered deposits upon a finding that the acceptance of brokered deposits does not constitute an unsafe or unsound practice with respect to such institution. The Bank had no brokered deposits outstanding at December 31, 2012.

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

The CRA requires FDIC insured banks to define the assessment areas that they serve, identify the credit needs of those assessment areas and take actions that respond to the credit needs of the community. The FDIC must conduct regular CRA examinations of the Bank and assign it a CRA rating of “outstanding,” “satisfactory,” “needs improvement” or “unsatisfactory.” The Bank is also subject to provisions of the New York State Banking Law which impose similar obligations to serve the credit needs of its assessment areas. The New York State Department of Financial Services makes a biennial written assessment of a bank’s compliance, and makes the assessment available to the public. Federal and New York State laws both require consideration of these ratings when reviewing a bank’s application to engage in certain transactions, including mergers, asset purchases and the establishment of branch offices. A negative assessment may serve as a basis for the denial of any such application. The Bank has received “Outstanding” rating from the New York State Department of Financial Services and “Satisfactory” from the FDIC.

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

Assessments

Banking institutions are required to pay assessments to both the FDIC and the NYSDFS to fund their operations. The assessments are based upon the amount of the Bank’s total assets. The Bank must also pay an examination fee to the NYSDFS when they conduct an examination. The Bank paid federal and state assessments and examination fees of $219,455 in 2012.

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

Federal Reserve System

The Federal Reserve Board regulations require banks to maintain non-interest earning reserves against their transaction accounts (primarily regular checking accounts and interest-bearing checking accounts). The first $12.4 million of otherwise reservable deposits are exempted from the reserve requirements. For the next $67.1 million of reservable deposits, the reserve requirement is 3%. For amounts above that level, the reserve requirement 10%. These levels are subject t annual adjustment based upon the rate of increase in total reservable deposits of all financial institutions. The Bank is in compliance with these requirements. The Federal Reserve now permits the payment of interest on reserve deposits so such deposits are now classified as interest-earning assets. However, due to the extremely low target federal funds rate in 2012 as established by the Federal Reserve, the amount of interest we earned on reserve deposits was negligible. This reserve requirement could reduce the amount of our interest-earning assets that we can invest in higher yielding assets, such as loans. However, our level of overnight investments substantially exceeded our reserve requirement, so the reserve requirement did not cause us to forgo material income.

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

For New York State and City tax purposes, the bad debt deduction conforms to the federal deduction.

Item 2. Properties.

At December 31, 2012, we conducted our business through five banking offices. Our main office and banking facility is at 4142 Hylan Boulevard.

		Leased or	Original Date Leased or	Date of Lease	Net Book Value of Leasehold Improvements at
Location	Description	Owned	Acquired	Expiration (2)	December 31, 2012

4142 Hylan Boulevard
Staten Island, N.Y. 10308	Main Office	Leased	2005	3/25/2020	$1,395,669

755 Forest Avenue
Staten Island, N.Y. 10310	Branch	Leased	1999	11/30/2018	$17,498

One Hyatt Street
Staten Island, N.Y. 10301	Branch	Leased	1999	10/30/2014	$8,431

1762 Hylan Boulevard
Staten Island, N.Y. 10305	Branch	Leased	2001	6/30/2016	$48,536

1766 Hylan Boulevard (1)
Staten Island, N.Y. 10305	Retail Stores	Leased	2001	6/30/2016	$4,560

1065 Bay Street
Staten Island, N.Y. 10305	Branch	Leased	2006	04/26/2021	$71,020

Total net book value					$1,545,714

(1)	We leased the retail stores at 1766 Hylan Boulevard as a component of the lease for the 1762 Hylan Boulevard branch and we sublease the property to retail tenants.
(2)	We maintain multiple lease extension options that we may elect, in our sole discretion, which will extend the maturity of these leases.

Item 3. Legal Proceedings.

VSB Bancorp, Inc. is not involved in any pending legal proceedings. The Bank, from time to time, is involved in routine collection proceedings in the ordinary course of business on loans in default. Management believes that such other routine legal proceedings in the aggregate are immaterial to our financial condition or results of operations.

Item 4. Mine Safety Disclosures.

Not applicable

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Our common stock is quoted on the NASDAQ Global Market (“NASDAQ GM”) under the symbol “VSBN”.

The following table reflects the high and low bid price for our common stock during each calendar quarter of the last two fiscal years. Such information is derived from quotations published by Bloomberg LP. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High Bid	$10.86	$10.98	$10.98	$10.98
Low Bid	$9.84	$10.46	$10.05	$9.65

	2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High Bid	$12.74	$12.99	$11.39	$11.28
Low Bid	$11.16	$11.72	$10.02	$9.90

We have approximately 140 stockholders of record. We paid our first cash dividend of $0.06 per common share on January 2, 2008 to stockholders of record on November 29, 2007, and we paid quarterly dividends of $0.06 per share with respect to each calendar quarter thereafter through the end of 2012.

The following table sets forth information regarding our equity compensation plan information, and includes options issued to directors and officers and remaining options or restricted stock issuable to officers and directors.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	121,623	$14.62	28,177	(1)
Equity compensation plans not approved by security holders	None	N/A	None
Total	121,623	$14.62	28,177	(1)

(1)	Includes 5,000 shares of restricted stock available to be awarded under the Company’s 2010 Retention and Recognition Plan.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)(2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2012 to October 31, 2012	None	None	None	50,800
November 1, 2012 to November 30, 2012	None	None	None	50,800
December 1, 2012 to December 31, 2012	None	None	None	50,800
Total	None	None	None	50,800

(1)	On September 14, 2011, we announced a third stock repurchase program for the repurchase of up to 100,000 shares of our common stock. All purchases shown in the table were pursuant to such plan.
(2)	As of December 31, 2012, we had repurchased a total of 49,200 shares of our common stock under the third stock repurchase program. We repurchased 249,200 shares of our common stock under all three stock repurchase programs.

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

In order to support branch expansion and asset growth, we had not paid cash dividends prior to the fourth quarter of 2007. Our Board of Directors approved our first $0.06 cash dividend to stockholders of record on November 29, 2007, payable on January 2, 2008 and we paid quarterly dividends of $0.06 per share with respect to each calendar quarter thereafter through the end of 2012. We paid $426,571 of dividends out of net income of $1,188,200, for a dividend payout ratio of 36% in 2012 and we paid $433,235 of dividends out of net income of $1,444,451, for a dividend payout ratio of 30% in 2011. Thus, we retained the majority of our net income to increase our capital base to support our efforts to expand our franchise in the future.

During 2012, we continued to face challenges from our level of non-accrual loans and a continuation of low market interest rates that pushed down our yields on assets. Although non-accrual loans declined from 2011 to 2012, they still totaled $6.4 million, or 7.8% of total loans, at December 31, 2012.

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

Critical Accounting Policies

We are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses during the reporting period. The allowance for loan losses, the measurement of loan impairment, prepayment estimates on the mortgage-backed securities and collateralized mortgage obligation portfolios, contingencies and fair values of financial instruments are particularly subject to change and to management’s estimates. Actual results or values can differ from those estimates and may have an impact on our financial statements.

Asset/Liability Management

We maintain the interest rate sensitivity of our assets by investing primarily in CMOs and MBSs with short and intermediate average lives to generate cash flows and by originating and retaining primarily loans with interest rates that adjust based on the prime rate. As of December 31, 2012, prime based loans totaled $59,359,893, or 69.8% of total loans. Many of these prime based loans are subject to interest rate floors of 7.00% to 8.00%. We anticipate that we will continue to concentrate on originating prime based loans in our principal market areas. We also expect to continue to invest other available funds that we cannot invest in loans in short-term investment grade securities.

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

In the current interest rate environment, we generally have been investing available funds not needed for lending in CMOs and MBSs with estimated average lives of five years or less and we invested the increase in funds resulting from our growth in deposits in overnight liquid investments to the extent not needed to fund an increase in loans. As a result of this strategy, and based upon the assumptions used in the following table at December 31, 2012, our total interest-bearing assets maturing within one year exceeded our total interest-bearing liabilities maturing in the same period by $26,603,537, representing a one year cumulative positive gap ratio of 10.53%. In many cases, a positive gap ratio means that in an increasing rate environment, the interest that we earn on assets will reprice upward faster than the rates we pay on deposits. However, for a number of important reasons, that may not be the results we will experience if market interest rates begin to rise.

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

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2012 which we estimate, based upon certain assumptions, will mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown which mature during a particular period were determined in accordance with the earlier of estimated repayment or runoff or the contractual terms of the asset or liability. There can be no assurance that deposits would reprice to peer bank’s historical levels if interest rates were to increase. Certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities, they may react in different degrees to changes in market interest rates. The table reflects only whether a yield or cost is expected to adjust without measuring whether the magnitude of the adjustment is the same for different types of assets or liabilities. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets may have features which restrict changes in interest rates on a short-term basis and over the life of the asset. For example, if a prime rate loan has a minimum interest rate of 7.0%, an increase in a very low prime rate might not be sufficient to increase the interest rate on the loan to more than the minimum. Further, in the event of a change in interest rates, prepayment and early withdrawal levels may deviate significantly, in a manner we cannot predict, from those assumed in calculating the table. Finally, the ability of many borrowers to service their prime rate loans may decrease in the event of interest rate increases.

	At December 31, 2012
	Three months or less	Four to twelve months	More than One year to five years	More than five years	Total
Interest-earning assets:
Commercial loans (1)	$59,425,745	$1,027,010	$5,117,777	$6,003,846	$71,574,378
Consumer loans (1)	808,316	2,427,108	869,628	128,148	4,233,200
Mortgage-backed securities	10,308,014	30,924,042	61,580,776	—	102,812,832
Other interest-earning assets	74,005,295	—	—	—	74,005,295
Total interest-earning assets	144,547,370	34,378,160	67,568,181	6,131,994	252,625,705

Unamortized premium , unearned (discount) and deferred fees(2)	76,889	230,666	797,417	—	1,104,972

Net interest-earning assets	144,624,259	34,608,826	68,365,598	6,131,994	253,730,677

Interest-bearing liabilities:
Savings accounts	20,871,593	—	—	—	20,871,593
NOW accounts	33,394,785	—	—	—	33,394,785
Money market accounts	33,814,712	—	—	—	33,814,712
Certificate accounts	40,654,269	23,894,189	6,904,246	—	71,452,704
Total interest-bearing liabilities	128,735,359	23,894,189	6,904,246	—	159,533,794

Interest sensitivity gap	$15,888,900	$10,714,637	$61,461,352	$6,131,994	$94,196,883
Cumulative gap	$15,888,900	$26,603,537	$88,064,889	$94,196,883	$94,196,883
Cumulative gap as a percentage of total interest-earning assets	6.29%	10.53%	34.86%	37.29%	37.29%
Cumulative net interest-earning assets as a percentage of total interest-bearing liabilities	112.34%	117.43%	155.20%	159.05%	159.05%

(1)	For purposes of the gap analysis, mortgage and other loans are reduced by non-performing loans but are not reduced by the allowance for possible loan losses.
(2)	For purposes of the gap analysis, unearned discount and deferred fees are pro-rated.

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

Average Balance Sheet

The following table sets forth certain information relating to our consolidated statements of financial condition and the consolidated statements of earnings for the fiscal years ended December 31, 2012, 2011 and 2010 and reflects the average yield on assets and average cost of liabilities for the period indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The average balance of loans receivable include loans on which we have discontinued accruing interest. The yields and costs include net fees, which are considered adjustments to yields. No tax equivalent adjustments have been made.

	Year Ended December 31,				Year Ended December 31,				Year Ended December 31,
	2012				2011				2010
	Average			Yield/	Average			Yield/	Average		Yield/
	Balance		Interest[1]	Cost	Balance		Interest[1]	Cost	Balance		Interest[1]	Cost
Assets:
Interest-earning assets:
Loans receivable	$83,241,277		$5,902,637	7.09%	$81,755,097		$5,683,399	6.95%	$78,995,376		$5,800,691	7.34%
Other interest earning assets	52,090,223		115,098	0.22	36,675,684		66,713	0.18	39,091,176		61,124	0.16
Investment securities	113,305,714		2,988,980	2.64	116,211,595		3,797,049	3.27	114,319,832		4,401,547	3.85
Total interest-earning assets	248,637,214		9,006,715	3.62	234,642,376		9,547,161	4.07	232,406,384		10,263,362	4.42

Non-interest earning assets	6,667,017				6,757,109				8,380,147
Total assets	$255,304,231				$241,399,485				$240,786,531

Liabilities and equity:
Interest-bearing liabilities:
Savings accounts	$19,111,205		53,318	0.28	$16,803,092		46,719	0.28	$15,262,470		47,445	0.31
Time accounts	64,519,056		436,374	0.68	64,184,904		479,705	0.75	65,196,898		572,292	0.88
Money market accounts	31,362,621		226,515	0.72	27,865,123		235,581	0.85	27,820,065		240,461	0.86
Now accounts	32,885,018		79,818	0.24	29,411,515		96,761	0.33	35,273,971		160,865	0.46
Total interest-bearing liabilities	147,877,900		796,025	0.54	138,264,634		858,766	0.62	143,553,404		1,021,063	0.71
Checking accounts	78,286,944				73,971,400				68,686,944
Escrow Deposits	364,996				384,468				437,880
Total	226,529,840				212,620,502				212,678,228
Other liabilities	1,234,657				1,784,938				2,169,130
Total liabilities	227,764,497				214,405,440				214,847,358
Equity	27,539,734				26,994,045				25,939,173
Total liabilities and equity	$255,304,231				$241,399,485				$240,786,531
Net interest income/net interest rate spread			$8,210,690	3.08%			$8,688,395	3.45%			$9,242,299	3.71%
Net interest earning assets/net interest margin	$100,759,314			3.30%	$96,377,742			3.70%	$88,852,980			3.98%
Ratio of interest-earning assets to interest-bearing liabilities	1.68	x			1.70	x			1.62	x

Return On Average Assets:				0.47%				0.60%				0.78%
Return On Average Equity:				4.31%				5.35%				7.25%
Equity To Assets:				10.29%				11.21%				11.07%
Dividend Payout Ratio				35.90%				29.99%				22.86%

1 - Interest on loans includes $201,071 in 2012, $130,341 in 2011 and $25,261 in 2010 representing interest received during the year on non-accrual loans that is attributable to prior years. Those amounts were excluded in calculating the average loan yield for the year in which they were received but were not added to the prior period interest in calculating the yield in the prior period.

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

	Year Ended December 31, 2012			Year Ended December 31, 2011			Year Ended December 31, 2010
	Compared to			Compared to			Compared to
	December 31, 2011			December 31, 2010			December 31, 2009
	Increase/(Decrease)			Increase/(Decrease)			Increase/(Decrease)
	In Net Interest Income			In Net Interest Income			In Net Interest Income
	Due to			Due to			Due to
	Volume	Rate	Net	Volume	Rate	Net	Volume	Rate	Net

Interest-earning assets:
Loans receivable	$103,290	$115,948	$219,238	$202,564	($319,856)	($117,292)	$560,019	($224,696)	$335,323
Other interest-earning assets	27,746	20,639	48,385	(3,865)	9,454	5,589	13,981	14,093	28,074
Investment securities, afs	(95,022)	(713,047)	(808,069)	72,833	(677,331)	(604,498)	(180,771)	(567,452)	(748,223)
Total	36,013	(576,459)	(540,446)	271,532	(987,733)	(716,201)	393,229	(778,055)	(384,826)

Interest-bearing liabilities:
Savings accounts	6,463	136	6,599	4,776	(5,502)	(726)	5,655	(8,355)	(2,700)
Time accounts	2,506	(45,837)	(43,331)	(8,906)	(83,681)	(92,587)	(14,740)	(338,761)	(353,501)
Money market accounts	29,729	(38,795)	(9,066)	387	(5,267)	(4,880)	23,599	(30,004)	(6,405)
Now accounts	11,463	(28,406)	(16,943)	(26,967)	(37,137)	(64,104)	29,250	(10,790)	18,460
Total	50,160	(112,901)	(62,741)	(30,709)	(131,588)	(162,297)	43,765	(387,911)	(344,146)
Net change in net interest income	($14,147)	($463,558)	($477,705)	$302,241	($856,145)	($553,904)	$349,464	($390,144)	($40,680)

Effect of Adverse Conditions in the Real Estate Market

We rarely make residential mortgage loans to consumers to finance or refinance their home ownership. At December 31, 2012, we owned $102.8 million of securities that are either collateralized by residential mortgage loans or that represent shares in pools of such loans. However, 99.5% of those securities are issued or guaranteed by FNMA, GNMA or FHLMC. The remainder of the securities’ portfolio consist of investment grade securities rated AAA. None of those securities have experienced ratings downgrades. We do not hold any loans in our portfolio of the type that are commonly known as subprime residential mortgage loans.

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

The previous slowdown in the local housing market, which now may have stabilized but at lower value levels, seems to have reduced the business activity of our customers. We believe that this, in turn, has caused a reduction in their demand for loans from us, such as construction loans to build new homes. It also appears to have reduced the level of deposits they maintain. Furthermore, as the housing market has slumped, we have become more selective in our origination of construction loans, making it more difficult to deploy funds from lower yielding securities investments into higher yielding loans.

The Effect of a Future Increase in Market Interest Rates.

The Federal Reserve Open Market Committee, after its January 2012 meeting, announced that “economic conditions--including low rates of resource utilization and a subdued outlook for inflation over the medium run--are likely to warrant exceptionally low levels for the federal funds rate at least through late 2014.” After its January 2013 meeting, the Committee said that it “expects that a highly accommodative stance of monetary policy will remain appropriate for a considerable time after the asset purchase program ends and the economic recovery strengthens.” This appears to indicate that the Federal Reserve plans to maintain interest rates at low levels for an extended period of time. If this occurs, then the rates we charge on loans based upon market interest rates are likely to remain at low levels for the next few years. However, it is considered inevitable that market interest rates will eventually increase, and when this occurs, the increase appears likely to have a negative effect on our net interest income, at least in the short term after rates begin to rise.

Most of our loans are now at their interest rate floors and a substantial portion of our investment securities portfolio purchased at higher yields before interest rates began to decline has been repaid, with the proceeds reinvested at lower yields. Both of these factors are likely to slow the increase in our asset yields when market rates rise above their current historic lows. Specifically, the yields on most of our loans with interest rate floors will not begin to increase until the prime rate exceeds 6%, which is 275 basis points above the current prime rate. Furthermore, most of our securities investments with lower yields will retain those yields despite increases in market rates until we receive principal payments and we reinvest the payments at higher yields.

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

We have some flexibility in allocating our investment choices between the three categories of earning assets – loans, investment securities and other investments (principally overnight investments). As interest rates declined, we elected to invest more of our available liquid assets into investment securities instead of overnight investments. This shift in the mix of our investments allowed us to reduce the effect of declining interest rates because investment securities tend to have higher yields than overnight investments. We reinvested the payments we received on existing investment securities in securities with rates that were lower than the rates we were earning on the securities being repaid because many of the securities being repaid were purchased a number of years ago before market interest rates reached their current extremely low levels.

Comparative Results for the Years Ended December 31, 2012 and December 31, 2011

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

General. We had net income of $1,188,200 for the year ended December 31, 2012, compared to net income of $1,444,451 for the comparable period in 2011. The principal categories which make up the 2012 net income are:

•	Interest income of $9,006,715
•	Reduced by interest expense of $796,025
•	Reduced by a provision for loan losses of $355,000
•	Increased by non-interest income of $2,428,973
•	Reduced by non-interest expense of $8,094,349
•	Reduced by income tax expense of $1,002,114

We discuss each of these categories individually and the reasons for the differences between the years ended December 31, 2012 and 2011 in the following paragraphs.

Interest Income. Interest income was $9,006,715 for the year ended December 31, 2012, compared to $9,547,161 for the year ended December 31, 2011, a decrease of $540,446 or 5.7%. The main reason for the decline was a 63 basis point decrease in the yield and a $2,905,881 decrease in average balance on investment securities between the periods, which combined to cause an $808,069 decline in interest income on investment securities. This was partially offset by the $219,238 increase in interest income on loans.

Interest income on loans increased by $219,238 as a result of an increase of $70,730 in interest collected on loans previously on non-accrual, from $130,347 in 2011 to $201,071 in 2012. Also contributing to the increase in income on loans was a $1.5 million increase in the average balance of loans and a 14 basis point increase in the average yield, from the year ended 2011 to the year ended 2012. The increase in the average balance was the result of our efforts to increase our loan portfolio, which represents our highest yielding asset category. There was a $264,109 decrease in our average non-performing loans, from $7.6 million in the year ended 2011 to $7.3 million in the year ended 2012. During the period in which interest is not being paid, non-performing loans continue to be included in the calculation of average loan yield, but with an effective yield of zero. We estimate that if all non-performing loans were performing according to their contractual terms during the year ended 2012, our average loan yield would have been approximately 24 basis points higher. In contrast, we estimate that the comparable effect in 2011 period would have been approximately a 53 basis point increase in average loan yield. Substantially all of the non-accrual loans are secured by mortgages on real estate.

Interest rate floors on most of our loans have helped to stabilize interest income from the loan portfolio, but these floors will have the effect of limiting increases in our income until the prime rate rises above 6%.

We experienced a 63 basis point decrease in the average yield on our investment securities portfolio, from 3.27% to 2.64%, due to the purchase of new investment securities at lower market rates than the rates we had been earning on the investment securities previously purchased that were gradually being repaid. The average balance of our investment portfolio decreased by $2.9 million, or 2.5%, between the periods. The investment securities portfolio represented 68.5% of average non-loan interest earning assets in the 2012 period compared to 76.0% in the 2011 period.

Interest income from other interest earning assets (principally overnight investments) increased by $48,385 due to an increase in the yield of 4 basis points from 0.18% for the year ended December 31, 2011 to 0.22% for the same period ended December 31, 2012. In addition, the average balance of our other interest earning assets increased by $15.4 million between the periods because we elected to invest available funds in overnight investments rather than tie them up in longer term investment securities which were available only at relatively low yields.

Interest Expense. Interest expense was $796,025 for the year ended December 31, 2012, compared to $858,766 for the year ended December 31, 2011, a decrease of $62,741 or 7.3%. The decrease was primarily the result of a reduction in the rates we paid on deposits between the periods, principally a 13 basis point decrease in money market account rates and a 9 basis point decrease in the cost of Now account deposits, due to the continuing low market interest rates. As a result, our average cost of funds, excluding the effect of interest-free demand deposits, decreased to 0.54% from 0.62% between the periods.

Net Interest Income Before Provision for Loan Losses. Net interest income before the provision for loan losses was $8,210,690 for the year ended December 31, 2012, compared to $8,688,395 for the year ended December 31, 2011, a decrease of $477,705, or 5.5%. The decrease was because the reduction in our interest income was greater than the reduction in our cost of funds when comparing the year ended December 31, 2012 to the same period ended 2011. The average yield on interest earning assets declined by 45 basis points, while the average cost of funds declined by 8 basis points. The reduction in the yield on assets was principally due to the 63 basis point drop in the yield on investment securities, and the increase in low yielding overnight investments as a percentage of total interest-earning assets, partially offset by the 14 basis point increase in the yield on loans. The decline in the cost of funds was driven principally by the 13 basis point decrease in money market accounts and the 9 basis point decrease in the cost of NOW account deposits. Overall, our interest rate spread declined 37 basis points, from 3.45% to 3.08% between the periods. Correspondingly, our net interest margin decreased to 3.30% for the year ended December 31, 2012 from 3.70% in the same period of 2011. The margin is higher than the spread because it takes into account the effect of interest free demand deposits and capital.

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

Provision for Loan Losses. The provision for loan losses in any period depends upon the amount necessary to bring the allowance for loan losses to the level management believes is appropriate, after taking into account charge offs and recoveries. We took a provision for loan losses of $355,000 for the year ended December 31, 2012 compared to a provision for loan losses of $595,000 for the year ended December 31, 2011. The $240,000 decrease in the provision was a result of a higher level of recoveries and a lower level of charge-offs between the periods.

We charged-off $128,349 of loans for the year ended December 31, 2012 as compared to charge-offs of $668,995 for the year ended December 31, 2011. We also had recoveries (which are added back to the allowance for loan losses) of $183,850 for the year ended December 31, 2012 as compared to $139,795 in the same period of 2011. After decreasing the provision for loan losses for the year ended December 31, 2012 compared to the same period in 2011, and considering other matters that increased or decreased the allowance, we determined that the level of our allowance at December 31, 2012 was appropriate to address inherent losses.

Non-interest Income. Non-interest income was $2,428,973 for the year ended December 31, 2012, compared to $2,472,078 during the same period last year. The $43,105, or 1.7%, decrease in non-interest income was a direct result of a $12,027 decrease in service charges on deposits and a $36,184 decrease in other income due to the recovery in 2011 of a contingency previously set aside . Service charges on deposits consist mainly of insufficient fund fees, which are inherently volatile, and are based upon the number of items being presented for payment against insufficient funds.

Non-interest Expense. Non-interest expense was $8,094,349 for the year ended December 31, 2012, compared to $7,936,962 for the year ended December 31, 2012, an increase of $157,387 or 2.0%. The principal shifts in the individual categories were:

•	a $100,838 increase in other non-interest expenses due to a $38,236 increase in the cost of holding real estate acquired in the collection of mortgage loans, a $21,828 increase in checkbook printing charges; a $17,667 increase in the costs of operating our ATM’s and a $17,322 increase in the costs of preparing regulatory filings;
•	a $47,679 increase in professional fees due to higher costs and the hiring of a consultant;
•	a $46,709 increase in occupancy expense due primarily to the 2012 remediation at a branch that sustained damage during Hurricane Sandy;
•	a $44,463 increase in legal expense due to a higher level of collections and a recovery of legal fees in 2011 previously expensed on a settled lawsuit;
•	a $13,250 increase in director’s fee due to increased frequency of meetings, partially offset by
•	a $81,274 decrease in salaries and benefits due to reduced staff; and
•	a $14,278 decrease in computer expenses due to reduced contract expense.

In addition to these changes, we also experienced changes in the various other non-interest expenses categories due to normal fluctuations in operations.

Income Tax Expense. Income tax expense was $1,002,114 for the year ended December 31, 2012, compared to income tax expense of $1,184,060 for the same period ended 2011. The decrease in income tax expense was due to the $438,197 decrease in income before income taxes in the 2012 period. Our effective tax rate for the year ended December 31, 2012 and 2011 was 45.8%.

Changes in Financial Condition

Total assets were $269,704,371 at December 31, 2012, an increase of $27,857,916, or 11.5%, from December 31, 2011. The increase resulted from the investment of funds available to us as the result of retained earnings and an increase in deposits. The deposit increase was caused generally by our efforts to grow our franchise and specifically by the deposit increases at our branch offices. We invested these funds primarily in cash and cash equivalents. The principal changes resulting in the net increase in assets can be summarized as follows:

•	a $29,620,753 net increase in cash and cash equivalents partially offset by
•	a $1,674,919 net decrease in investment securities available for sale.

In addition to these changes in major asset categories, we also experienced changes in other asset categories due to normal fluctuations in operations.

Our deposits (including escrow deposits) were $240,701,206 at December 31, 2012, an increase of $27,478,301 or 12.9%, from December 31, 2011 as a result of our active solicitation of retail deposits to increase funds for investment. The aggregate increase in deposits resulted from increases of $9,373,618 in non-interest demand deposits, $6,114,153 in money market accounts, $5,558,168 in time deposits, $3,693,068 in savings accounts and $2,841,782 in NOW accounts, partially offset by a decrease of $102,488 in escrow deposits.

Total stockholders’ equity was $27,753,971 at December 31, 2012, an increase of $651,711, or 2.40%, from December 31, 2011. The increase reflected: (i) a $761, 629 increase in retained earnings due to net income of $1,188,200 for the year ended December 31, 2012, partially offset by $426,571 of dividends paid in 2012; (ii) a reduction of $169,078 in Unearned ESOP shares reflecting the gradual payment of the loan we made to fund the ESOP’s purchase of our stock. We awarded 9,500 shares from a stockholder-approved restricted stock award plan the was implemented in 2010, which resulted in a $101,175 decrease in additional paid in capital and a corresponding reduction in Treasury shares, with no net change in stockholders’ equity and (iii) a decrease in the net unrealized gain on securities available for sale of $98,072. Additionally, there was a $234,477 increase in Treasury shares representing the cost of 22,000 shares of common stock we repurchased during the year ended 2012 under our Company’s third stock repurchase plan.

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

During the year ended December 31, 2012, we had a net increase in total deposits of $27,478,301 due to increases of $9,373,618 in non-interest demand deposits, $6,114,153 in money market accounts, $5,558,168 in time deposits, $3,693,068 in savings accounts and $2,841,782 in NOW accounts, partially offset by a decrease of $102,488 in escrow deposits. These are all what are commonly known as “retail” deposits that we obtain through the efforts of our branch network rather than “wholesale” deposits that some banks obtain from deposit brokers. We also received proceeds from repayment of investment securities of $37,429,264. We used $36,396,894 of available funds to purchase new investment securities and we had a net loan increase of $9,428. These changes resulted in an overall increase in cash and cash equivalents of $29,620,753. Total cash and cash equivalents at December 31, 2012 were $77,728,426.

In contrast, in 2011, we had a net increase in total deposits of $5,816,248 due to increases of $6,100,330 in non-interest demand deposits, $2,249,573 in time deposits, $2,240,085 in savings accounts, partially offset by a decrease of $4,585,864 in NOW accounts, $148,412 in money market accounts and $39,464 in escrow deposits. These are all “retail” deposits. We also received proceeds from repayment of investment securities of $34,482,147. We used $21,774,024 of available funds to purchase new investment securities and we had a net loan increase of $306,966. These changes resulted in an overall increase in cash and cash equivalents of $19,342,686. Total cash and equivalents at December 31, 2011 were $48,107,673.

At December 31, 2012, cash and cash equivalents represented 28.8% of total assets. Our cash and cash equivalents increased as we deployed more funds into short term overnight funds which will enable us to take advantage of future opportunities and investment securities. We maintain a higher level of cash and cash equivalents to help buffer the adverse effects of potential, future rising interest rates. We anticipate, based upon historical experience that these funds, combined with cash inflows we anticipate from payments on our loan and investment securities portfolios, will be sufficient to fund loan growth and unanticipated deposit outflows. The federal legal prohibition on paying interest on demand deposit accounts was repealed effective July 2011. Depending upon competitive pressures, we may need to implement interest-paying business checking in order to maintain demand deposits at historical levels or to increase such deposits.

As a secondary source of liquidity, at December 31, 2012 we had $106.8 million of investment securities classified available for sale. The disposition of these securities prior to maturity is an option available to us in the event, which we believe is unlikely, that our primary sources of liquidity and expected cash flows are insufficient to meet our need for funds. Additionally, we have the ability to borrow funds at the Federal Home Loan Bank of New York and the Federal Reserve Bank of New York using securities in our investment portfolio as collateral if the need arises. Based upon our asset size and the amount of our securities portfolio that qualifies as eligible collateral, we had more than $72.3 million of unused borrowing capability from the FHLBNY at December 31, 2012. Victory State Bank also has a $2 million unsecured credit facility with Atlantic Central Bankers Bank, which the Bank has not drawn upon. We do not anticipate a need for additional capital resources and do not expect to raise funds through a stock offering in the near future. We have sufficient resources to allow us to continue to make loans as appropriate opportunities arise without having to rely on government funds to support our lending activities.

Victory State Bank satisfied all capital ratio requirements of the Federal Deposit Insurance Corporation at December 31, 2012, with a Tier I Leverage Capital ratio of 9.65%, a Tier I Capital to Risk-Weighted Assets ratio of 26.03%, and a Total Capital to Risk-Weighted Assets ratio of 27.28%.

The following table sets forth our contractual obligations and commitments for future lease payments, time deposit maturities and loan commitments.

Contractual Obligations and Commitments at December 31, 2012

Contractual Obligations	Payment due by Period

	Less than	One to three	Four to five	After	Total Amounts
	One Year	years	years	five years	committed

Minimum annual rental payments under non-cancelable operating leases	$430,035	$848,457	$587,919	$603,085	$2,469,496
Remaining contractual maturities of time deposits	64,548,458	4,504,423	2,399,823	—	71,452,704
Total contractual cash obligations	$64,978,493	$5,352,880	$2,987,742	$603,085	$73,922,200

Other commitments	Amount of commitment Expiration by Period

	Less than	One to three	Four to five	After	Total Amounts
	One Year	years	years	five years	committed

Loan commitments	$20,577,784	$3,090,776	$645,000	$—	$24,313,560

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

42

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

VSB Bancorp, Inc.

Staten Island, New York

We have audited the accompanying consolidated statements of financial condition of VSB Bancorp, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of earnings, comprehensive income, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of VSB Bancorp, Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/Crowe Horwath LLP

New York, New York

March 15, 2013

VSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

DECEMBER 31, 2012 AND 2011

ASSETS	2012	2011

Cash and cash equivalents	$77,728,426	$48,107,673
Investment securities, available for sale	106,825,570	108,500,489
Loans receivable (net of allowance for loan losses of $1,753,521 and $1,343,020, respectively)	80,218,050	80,567,970
Accrued interest receivable	617,833	582,942
Premises and equipment, net	2,097,356	2,332,727
Prepaid and other assets	2,217,136	1,754,654

Total assets	$269,704,371	$241,846,455

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits
Non-interest bearing	$81,958,751	$72,687,621
Interest bearing	158,742,455	140,535,284
Total deposits	240,701,206	213,222,905
Accounts payable, accrued expenses and other liabilities	1,249,194	1,521,290

Total liabilities	241,950,400	214,744,195

Commitments and contigent liabilities (Note 12)	—	—

STOCKHOLDERS’ EQUITY
Common stock ($.0001 par value, 10,000,000 shares authorized. 1,989,509 issued, 1,785,309 outstanding at December 31, 2012 and 1,797,809 outstanding at December 31, 2011)	199	199
Additional paid-in capital	9,257,167	9,304,789
Retained earnings	19,336,280	18,574,651
Treasury stock, at cost (204,200 shares at December 31, 2012 and 191,700 shares at December 31, 2011)	(2,068,898)	(1,935,596)
Unearned Employee Stock Ownership Plan shares	(225,438)	(394,516)
Accumulated other comprehensive gains, net of taxes of $1,226,742 and $1,309,447, respectively	1,454,661	1,552,733

Total stockholders’ equity	27,753,971	27,102,260

Total liabilities and stockholders’ equity	$269,704,371	$241,846,455

See notes to consolidated financial statements.

VSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF EARNINGS FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	2012	2011

INTEREST INCOME:
Loans receivable	$5,902,637	$5,683,399
Investment securities	2,988,980	3,797,049
Other interest income	115,098	66,713
Total interest income	9,006,715	9,547,161

INTEREST EXPENSE:
Deposits	796,025	858,766
Total interest expense	796,025	858,766

Net interest income	8,210,690	8,688,395

PROVISION FOR LOAN LOSSES	355,000	595,000

Net interest income after provision for loan losses	7,855,690	8,093,395

NON-INTEREST INCOME:
Deposit service fees	2,110,240	2,122,267
Other income	318,733	349,811
Total non-interest income	2,428,973	2,472,078

NON-INTEREST EXPENSES:
Salaries and employee benefits	3,821,060	3,902,334
Occupancy and equipment	1,521,501	1,474,792
Data processing service fees	253,241	267,519
Legal fees	259,982	215,519
Professional fees	338,980	291,301
Director fees	267,950	254,700
FDIC and NYSBD assessments	235,500	235,500
Supplies and service	312,549	350,959
Checkbook charges	161,571	139,743
Other	922,015	804,595
Total non-interest expenses	8,094,349	7,936,962

INCOME BEFORE INCOME TAXES	2,190,314	2,628,511

PROVISION/(BENEFIT) FOR INCOME TAXES:
Current	1,351,205	1,610,151
Deferred	(349,091)	(426,091)

Total income taxes	1,002,114	1,184,060

NET INCOME	$1,188,200	$1,444,451

Earnings per share:
Basic	$0.67	$0.80
Diluted	$0.67	$0.80
Comprehensive income	$1,090,128	$1,558,171

See notes to consolidated financial statements.

F-3

VSB Bancorp, Inc.

Consolidated Statements of Comprehensive Income

For the years ended December 31, 2012 and 2011

	2012	2011

Net Income	$1,188,200	$1,444,451
Other comprehensive income:
Unrealized gains on securities:
Change in unrealized gain on securties available for sale	(180,778)	209,622
Tax effects	(82,706)	95,902
Net of tax	(98,072)	113,720
Comprehensive income	$1,090,128	$1,558,171

See notes to consolidated financial statements.

VSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY FOR THE YEARS ENDED

DECEMBER 31, 2012 AND 2011

	Number of		Additional		Treasury	Unearned	Accumulated Other	Total
	Common	Common	Paid-in	Retained	Stock,	ESOP	Comprehensive	Stockholders’
	Shares	Stock	Capital	Earnings	at cost	Shares	Gain	Equity

Balance at January 1, 2011	1,825,009	$199	$9,249,600	$17,563,435	$(1,643,797)	$(563,594)	$1,439,013	$26,044,856

Stock-based compensation			95,952					95,952
Amortization of earned portion of ESOP common stock						169,078		169,078
Amortization of cost over fair value - ESOP			(40,763)					(40,763)
Cash dividends declared ($0.24 per share)				(433,235)				(433,235)
Purchase of treasury stock, at cost	(27,200)				(291,799)			(291,799)
Net income				1,444,451				1,444,451
Other comprehensive income	—	—	—	—	—	—	113,720	113,720
								1,558,171

Balance at December 31, 2011	1,797,809	$199	$9,304,789	$18,574,651	$(1,935,596)	$(394,516)	$1,552,733	$27,102,260

Stock-based compensation			101,672					101,672
Amortization of earned portion of ESOP common stock						169,078		169,078
Amortization of cost over fair value - ESOP			(48,119)					(48,119)
Cash dividends declared ($0.24 per share)				(426,571)				(426,571)
Purchase of treasury stock, at cost	(22,000)				(234,477)			(234,477)
Contribution to RRP Trust from treasury shares	9,500		(101,175)		101,175			—
Net income				1,188,200				1,188,200
Other comprehensive income	—	—	—	—	—	—	(98,072)	(98,072)
								1,090,128

Balance at December 31, 2012	1,785,309	$199	$9,257,167	$19,336,280	$(2,068,898)	$(225,438)	$1,454,661	$27,753,971

See notes to consolidated financial statements.

VSB BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2012 and 2011

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,188,200	$1,444,451
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	580,253	600,362
Amortization of premium/(accretion of income), net	385,044	184,063
ESOP compensation expense	120,959	128,315
Stock-based compensation expense	101,672	95,952
Provision for loan losses	355,000	595,000
Changes in operating assets and liabilities:
Decrease in prepaid and other assets	50,390	356,385
(Increase)/decrease in accrued interest receivable	(34,891)	91,025
Increase in deferred income taxes	(349,091)	(426,091)
Decrease in accrued expenses, income tax payable and other liabilities	(272,096)	(280,896)
Net cash provided by operating activities	2,125,440	2,788,566

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in loans receivable	(9,428)	(1,044,357)
Proceeds from repayments and calls of investment securities, available for sale	37,429,264	34,482,147
Purchase of investment securities, available for sale	(36,396,894)	(21,774,024)
Purchases of premises and equipment, net	(344,882)	(200,860)
Net provided by investing activities	678,060	11,462,906

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	27,478,301	5,816,248
Cash dividends paid	(426,571)	(433,235)
Purchase of treasury stock, at cost	(234,477)	(291,799)
Net cash provided by financing activities	26,817,253	5,091,214

NET INCREASE IN CASH AND CASH EQUIVALENTS	29,620,753	19,342,686

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	48,107,673	28,764,987

CASH AND CASH EQUIVALENTS, END OF YEAR	$77,728,426	$48,107,673

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$802,539	$860,794
Income taxes	$1,302,153	$1,691,717

SUPPLEMENTAL NONCASH DISCLOSURE:
Transfer from loans to real estate owned	$81,075	$267,246

See notes to consolidated financial statements.

VSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2012 and 2011

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

Cash and Cash Equivalents – Cash and cash equivalents consist of cash on hand, due from banks and interest-bearing deposits. Interest-bearing deposits with original maturities of 90 days or less are included in this category. Customer loan and deposit transactions are reported on a net cash basis. Regulation D of the Board of Governors of the Federal Reserve System requires that Victory State Bank maintain interest-bearing deposits or cash on hand as reserves against its demand deposits. The amount of reserves which Victory State Bank is required to maintain depends upon its level of transaction accounts. During the fourteen day period from December 27, 2012 through January 9, 2013, Victory State Bank was required to maintain reserves, after deducting vault cash, of $5,177,000. Reserves are required to be maintained on a fourteen day basis, so, from time to time, Victory State Bank may use available cash reserves on a day to day basis, so long as the fourteen day average reserves satisfy Regulation D requirements. Victory State Bank is required to report transaction account levels to the Federal Reserve on a weekly basis.

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

Basic net income per share of common stock is based on 1,743,595 shares and 1,767,689 shares, the weighted average number of common shares outstanding for the years ended December 31, 2012 and 2011, respectively. Diluted net income per share of common stock is based on 1,743,595 and 1,767,760, the weighted average number of common shares outstanding plus potentially dilutive common shares for the years ended December 31, 2012 and 2011, respectively. The weighted average number of potentially dilutive common shares excluded in calculating diluted net income per common share due to the anti-dilutive effect is 47,506 and 36,902 shares for the years ended December 31, 2012 and 2011, respectively. Common stock equivalents were calculated using the treasury stock method.

The reconciliation of the numerators and the denominators of the basic and diluted per share computations for the years ended December 31, are as follows:

Reconciliation of EPS
	Year Ended	Year Ended
	December 31, 2012	December 31, 2011
Basic
Distributed earnings allocated to common stock	$418,463	$424,245
Undistributed earnings allocated to common sock	752,789	995,275
Net earnings allocated to common stock	$1,171,252	$1,419,520

Weighted common shares outstanding including participating securities	1,768,825	1,798,735
Less: Participating securities	(25,230)	(31,046)
Weighted average shares	1,743,595	1,767,689

Basic EPS	$0.67	$0.80

Diluted
Net earnings allocated to common stock	$1,171,252	$1,419,520

Weighted average shares for basic	1,743,595	1,767,689
Dilutive effects of:
Stock Options	—	71
Unvested shares not considered particpating securtities	—	—
	1,743,595	1,767,760

Diluted EPS	$0.67	$0.80

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

Stock Repurchase Programs – On September 8, 2008, the Company announced that its Board of Directors had authorized a Rule 10b5-1 stock repurchase program for the repurchase of up to 100,000 shares of the Company’s common stock. On April 21, 2009, the Company announced that its Board of Directors had authorized a second Rule 10b5-1 stock repurchase program for the repurchase of up to an additional 100,000 shares of the Company’s common stock. The Company has repurchased a total of 200,000 shares of its common stock under these stock repurchase programs, which were completed by the end of 2010. On September 14, 2011, the Company announced that its Board of Directors had authorized a third Rule 10b5-1 stock repurchase program for the repurchase of up to an additional 100,000 shares of the Company’s common stock. At December 31, 2012, the Company had repurchased a total of 49,200 shares of its common stock under this third stock repurchase program. Stock repurchases under the programs have been accounted for using the cost method, in which the Company will reflect the entire cost of repurchased shares as a separate reduction of stockholders’ equity on its balance sheet.

Retention and Recognition Plan – At the April 27, 2010 Annual Meeting, the stockholders of VSB Bancorp, Inc. approved the adoption of the 2010 Retention and Recognition Plan (the “RRP”). The RRP authorizes the award of up to 50,000 shares of its common stock to directors, officers and employees. In conjunction with the approval the RRP, stockholders approved the award of 4,000 shares of stock to each of its eight directors who had at least five years of service. The director awards will vest over five years, with 20% vesting annually for each of the first five years after the award is made, subject to acceleration and forfeiture. On April 27, 2011, 6,400 shares or 20% of the 32,000 shares of stock awarded to its eight directors who had at least five years of service had vested. On April 27, 2012, an additional 6,400 shares or 20% of the 32,000 shares of stock awarded to its eight directors who had at least five years of service had vested. On June 8, 2010, an additional 3,500 shares of stock were awarded to the President and CEO of the Company, which will vest over a 65 month period, with 20% vesting annually for each of the first five years starting in November 2011, subject to acceleration and forfeiture. On November 16, 2011, 700 shares or 20% of the 3,500 shares of stock awarded to the President and CEO of the Company had vested. On November 16, 2012, an additional 700 shares or 20% of the 3,500 shares of stock awarded to the President and CEO of the Company had vested. On November 13, 2012, an additional 2,500 shares of stock were awarded to the President and CEO of the Company on an equal two year vesting beginning November 13, 2013. Also, on November 13, 2012, an additional 1,000 shares were awarded to seven non-employee directors on an equal two year vesting beginning November 13, 2013. The recipient of an award will not be required to make any payment to receive the award or the stock covered by the award. The Company recognizes compensation expense for the shares awarded under the RRP gradually as the shares vest, based upon the market price of the shares on the date of the award.

Comprehensive Income - Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses, net of taxes, on securities available for sale which are also recognized as separate components of equity.

3. INVESTMENT SECURITIES, AVAILABLE FOR SALE

The following table summarizes the amortized cost and fair value of the available-for-sale investment securities portfolio at December 31, 2012 and December 31, 2011 and the corresponding amounts of unrealized gains and losses herein:

	December 31, 2012
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

FNMA MBS - Residential	$34,168,335	$869,590	$(32,664)	$35,005,261
GNMA MBS - Residential	5,074,518	155,906	—	5,230,424
Whole Loan MBS - Residential	473,273	16,852	—	490,125
Collateralized mortgage obligations	60,483,873	1,597,293	(96)	62,081,070
Collateralized loan obligations	1,000,000	—	—	1,000,000
Other debt securities	2,944,168	74,522	—	3,018,690
	$104,144,167	$2,714,163	$(32,760)	$106,825,570

	December 31, 2011
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

FNMA MBS - Residential	$5,080,697	$109,069	$—	$5,189,766
GNMA MBS - Residential	6,748,239	228,105	—	6,976,344
Whole Loan MBS - Residential	786,085	20,531	—	806,616
Collateralized mortgage obligations	93,023,287	2,504,478	(2)	95,527,763
	$105,638,308	$2,862,183	$(2)	$108,500,489

There were no sales of investment securities for the years ended December 31, 2012 and 2011.

The amortized cost and fair value of the investment securities portfolio are shown by expected maturity. Expected maturities may differ from contractual maturities, especially for collateralized mortgage obligations, if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2012
	Amortized	Fair
	Cost	Value

Less than one year	$—	$—
Due after one year through five years	17,860,853	17,958,309
Due after five years through ten years	25,427,344	26,435,640
Due after ten years	60,855,970	62,431,621
	$104,144,167	$106,825,570

The following table summarizes the investment securities with unrealized losses at December 31, 2012 and December 31, 2011 by aggregated major security type and length of time in a continuous unrealized loss position:

December 31, 2012	Less than 12 months		More than 12 months		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

FNMA MBS	$4,499,561	$(32,664)	$—	$—	$4,499,561	$(32,664)
GNMA MBS	—	—	—	—	—	—
Whole Loan MBS	—	—	—	—	—	—
Collateralized mortgage obligations	101,543	(96)	—	—	101,543	(96)
Collateralized loan obligations	—	—	—	—	—	—
Other debt securities	—	—	—	—	—	—
	$4,601,104	$(32,760)	$—	$—	$4,601,104	$(32,760)

December 31, 2011	Less than 12 months		More than 12 months		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

FNMA MBS	$—	$—	$—	$—	$—	$—
GNMA MBS	—	—	—	—	—	—
Whole Loan MBS	—	—	—	—	—	—
Collateralized mortgage obligations	5,038	(2)	—	—	5,038	(2)
	$5,038	$(2)	$—	$—	$5,038	$(2)

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

At December 31, 2012, the unrealized loss on investment securities was caused by average life increases. We expect that these securities, at maturity, will be settled for at least the amortized cost of the investment. Because the decline in fair value is attributable to changes in average life and not credit quality, and because the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before recovery of the amortized cost basis less any current-period loss, these investments are not considered other-than-temporarily impaired. At December 31, 2012, there were no debt securities with unrealized losses with aggregate depreciation of 5% or more from the Company’s amortized cost basis.

Securities pledged had a fair value of $66,043,504 and $55,080,059 at December 31, 2012 and December 31, 2011, respectively and were pledged to secure public deposits and balances in excess of the deposit insurance limit on certain customer accounts.

4. LOANS RECEIVABLE, NET

Loans receivable, net at December 31, 2012 and 2011 are summarized as follows:

	2012	2011

Commercial loans (principally variable rate):
Secured	$2,050,728	$1,522,639
Unsecured	16,502,920	12,997,139
Total commercial loans	18,553,648	14,519,778

Real estate loans:
Commercial	56,698,844	59,376,008
Residential	2,498,603	2,309,899
Total real estate loans	59,197,447	61,685,907

Construction loans (net of undisbursed funds of $2,854,500 and $2,644,500, respectively)	3,112,477	4,610,000

Consumer loans	565,573	602,144
Other loans	768,790	717,261
	1,334,363	1,319,405

Total loans receivable	82,197,935	82,135,090

Less:
Unearned loans fees, net	(226,364)	(224,100)
Allowance for loan losses	(1,753,521)	(1,343,020)

Total	$80,218,050	$80,567,970

Nonaccrual loans outstanding at December 31, 2012 and 2011 are summarized as follows:

	2012	2011
Nonaccrual loans:
Commercial real estate	$5,923,090	$8,265,397
Residential real estate	—	2,200,000
Construction	467,500	397,500

Total nonaccrual loans	$6,390,590	$10,862,897

	2012	2011
Interest income that would have been recorded during the period on nonaccrual loans outstanding in accordance with original terms	$478,556	$595,946

At December 31, 2012 and 2011, there were no loans 90 days past due and still accruing interest.

The following table presents the aging of the past due loan balances as of December 31, 2012 and 2011 by class of loans:

December 31, 2012		30-59 Days	60-89 Days	Greater than 90 Days	Total	Loans Not
	Total	Past Due	Past Due	Past Due	Past Due	Past Due

Commercial loans:
Unsecured	$16,502,920	$4,599	$—	$—	$4,599	$16,498,321
Secured	2,050,728	—	91,649	—	91,649	1,959,079
Real Estate loans
Commercial	56,698,844	1,946,281	150,000	5,923,090	8,019,371	48,679,473
Residential	2,498,603	—	—	—	—	2,498,603
Construction loans	3,112,477	—	—	467,500	467,500	2,644,977
Consumer loans	565,573	—	2,903	—	2,903	562,670
Other loans	768,790	—	—	—	—	768,790
Total loans	$82,197,935	$1,950,880	$244,552	$6,390,590	$8,586,022	$73,611,913

December 31, 2011		30-59 Days	60-89 Days	Greater than 90 Days	Total	Not
	Total	Past Due	Past Due	Past Due	Past Due	Past Due

Commercial loans:
Unsecured	$12,997,139	$84,529	$16,260	$—	$100,789	$12,896,350
Secured	1,522,639	—	—	—	—	1,522,639
Real Estate loans
Commercial	59,376,008	997,740	359,620	8,265,397	9,622,757	49,753,251
Residential	2,309,899	—	—	2,200,000	2,200,000	109,899
Construction loans	4,610,000	—	—	397,500	397,500	4,212,500
Consumer loans	602,144	678	—	—	678	601,466
Other loans	717,261	—	—	—	—	717,261
Total loans	$82,135,090	$1,082,947	$375,880	$10,862,897	$12,321,724	$69,813,366

Nonaccrual loans include smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

Loans individually evaluated for impairment were as follows:

	December 31,	December 31,
	2012	2011

Loans with no allocated allowance for loan losses:
Commercial real estate	$3,924,469	$6,662,331
Construction	467,500	397,500
Residential real estate	—	2,200,000
Loans with allocated allowance for loan losses:
Commercial real estate	1,772,565	1,350,374
	$6,164,534	$10,610,205

Amount of the allowance for loan losses allocated:
Commercial real estate	$838,531	$346,095

	$838,531	$346,095

The following table sets forth certain information about impaired loans with a measured impairment:

	Year Ended	Year Ended
	December 31,	December 31,
	2012	2011

Average of individually impaired loans during period:
Commercial real estate	$6,383,255	$3,630,540
Construction	177,292	198,750
Commercial unsecured	23	94,278
Residential real estate	366,667	1,650,000
	$6,927,237	$5,573,568

Interest income recognized during time period that loans were impaired, either using accrual or cash-basis method of accounting	$1,554	$165,515

Troubled Debt Restructurings:

The Company has allocated $63,329 and $3,412 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings (“TDRs”) as of December 31, 2012 and 2011, respectively. The Company has not committed to lend any additional amounts to customers with outstanding loans that are classified as TDRs.

The outstanding principal balance of trouble debt restructurings at December 31, 2012 was $5,826,633 and at December 31, 2011 was $4,576,997. None of the loans currently classified as TDRs have defaulted during this period. These TDRs are all current and are paying under the modified arrangements.

The terms of certain other loans were modified during the year ended December 31, 2012 that did not meet the definition of a TDR. These loans have a total recorded investment as of December 31, 2012 of $105,972. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification.

The following table presents loans by class modified as troubled debt restructurings that occurred during the year ending December 31, 2012:

		Pre-Modification	Post-Modification
	Number	Outstanding Recorded	Outstanding Recorded
	of Loans	Investment	Investment
Troubled Debt Restructurings:
Commerical real estate	6	$3,193,700	$3,193,700

The troubled debt restructurings described above required an additional allowance of $24,778 during the period ending December 31, 2012.

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

The following table sets forth at December 31, 2012 and 2011, the aggregate carrying value of our assets categorized as Special Mention, Substandard and Doubtful according to asset type:

	At December 31, 2012

	Special			Not
	Mention	Substandard	Doubtful	Classified	Total

Commercial Loans:
Secured	$91,649	$—	$—	$1,959,079	$2,050,728
Unsecured	63,032	—	—	16,439,888	16,502,920
Commercial Real Estate	5,820,246	6,570,971	—	44,307,627	56,698,844
Residential Real Estate	—	2,174,455	—	324,148	2,498,603
Construction	—	467,500	—	2,644,977	3,112,477
Consumer	—	—	—	565,573	565,573
Other	3,746	—	—	765,044	768,790
Total loans	$5,978,673	$9,212,926	$—	$67,006,336	$82,197,935

Real estate owned	—	342,867	—	—	342,867
Total assets	$5,978,673	$9,555,793	$—	$67,006,336	$82,540,802

	At December 31, 2011

	Special			Not
	Mention	Substandard	Doubtful	Classified	Total

Commercial Loans:
Secured	$—	$—	$—	$1,522,639	$1,522,639
Unsecured	127,132	50,379	—	12,819,628	12,997,139
Commercial Real Estate	2,012,188	9,039,881	—	48,323,939	59,376,008
Residential Real Estate	—	2,200,000	—	109,899	2,309,899
Construction	—	397,500	—	4,212,500	4,610,000
Consumer	12,682	—	—	589,462	602,144
Other	5,306	—	—	711,955	717,261
Total loans	$2,157,308	$11,687,760	$—	$68,290,022	$82,135,090

Real estate owned	—	267,246	—	—	267,246
Total assets	$2,157,308	$11,955,006	$—	$68,290,022	$82,402,336

The following table presents the balance in the allowance for loan losses and the recorded balance in loans, by portfolio segment, and based on impairment method as of December 31, 2012 and 2011:

December 31, 2012

	Commercial	Commercial		Commerical	Residential	Other
	Unsecured	Secured	Construction	Real Estate	Real Estate	Loans	Total

Allowance for loan losses:
Ending allowance balance attributable to loans
Individually evaluated for impairment	$—	$—	$—	$853,108	$—	$—	$853,108
Collectively evaluated for impairment	425,495	18,790	16,282	394,091	4,528	41,227	900,413
Total ending allowance balance	$425,495	$18,790	$16,282	$1,247,199	$4,528	$41,227	$1,753,521

Loans:
Individually evaluated for impairment	$—	$—	$467,500	$6,570,971	$2,174,455	$—	$9,212,926
Collectively evaluated for impairment	16,502,920	2,050,728	2,644,977	50,127,873	324,148	1,334,363	72,985,009
Total ending loans balance	$16,502,920	$2,050,728	$3,112,477	$56,698,844	$2,498,603	$1,334,363	$82,197,935

December 31, 2011

	Commercial	Commercial		Commerical	Residential	Other
	Unsecured	Secured	Construction	Real Estate	Real Estate	Loans	Total

Allowance for loan losses:
Ending allowance balance attributable to loans
Individually evaluated for impairment	$6,664	$—	$—	$363,520	$—	$—	$370,184
Collectively evaluated for impairment	468,022	12,356	34,184	417,300	672	40,302	972,836
Total ending allowance balance	$474,686	$12,356	$34,184	$780,820	$672	$40,302	$1,343,020

Loans:
Individually evaluated for impairment	$50,379	$—	$397,500	$9,039,881	$2,200,000	$—	$11,687,760
Collectively evaluated for impairment	12,946,760	1,522,639	4,212,500	50,336,127	109,899	1,319,405	70,447,330
Total ending loans balance	$12,997,139	$1,522,639	$4,610,000	$59,376,008	$2,309,899	$1,319,405	$82,135,090

The following table presents the activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2012 and 2011.

Year ended December 31, 2012

	Commercial	Commercial		Commerical	Residential	Other
	Unsecured	Secured	Construction	Real Estate	Real Estate	Loans	Total

Allowance for loan losses:
Beginning balance	$474,686	$12,356	$34,184	$780,820	$672	$40,302	$1,343,020
Provision for loan losses	(59,686)	6,434	(17,902)	440,304	(23,785)	9,635	355,000
Loans charged-off	(100,757)	—	—	(16,675)	—	(10,917)	(128,349)
Recoveries	111,252	—	—	42,750	27,641	2,207	183,850
Total ending allowance balance	$425,495	$18,790	$16,282	$1,247,199	$4,528	$41,227	$1,753,521

Year ended December 31, 2011

	Commercial	Commercial		Commerical	Residential	Other
	Unsecured	Secured	Construction	Real Estate	Real Estate	Loans	Total

Allowance for loan losses:
Beginning balance	$520,953	$13,486	$52,138	$653,362	$7,174	$30,107	$1,277,220
Provision for loan losses	368,559	(1,130)	(17,954)	196,470	38,713	10,342	595,000
Loans charged-off	(532,957)	—	—	(74,512)	(57,715)	(3,811)	(668,995)
Recoveries	118,131	—	—	5,500	12,500	3,664	139,795
Total ending allowance balance	$474,686	$12,356	$34,184	$780,820	$672	$40,302	$1,343,020

Many of our loans are made in the Borough of Staten Island and we are still assessing the impact of Hurricane Sandy on the allowance for loan loss and the loan portfolio.

5.    ACCRUED INTEREST RECEIVABLE

Accrued interest receivable at December 31, 2012 and 2011 are summarized as follows:

	2012	2011
Due from banks	$9,289	$4,742
Loans receivable	353,919	267,182
Investment securities, available for sale	254,625	311,018

Total	$617,833	$582,942

6.    PREMISES AND EQUIPMENT

Premises and equipment at December 31, 2012 and 2011 are summarized as follows:

	2012	2011

Leasehold improvements	$2,688,276	$3,811,977
Computer equipment and software	292,689	322,171
Furniture, fixtures and equipment	1,145,595	1,116,208
Other	52,697	52,697
	4,179,257	5,303,053

Less accumulated depreciation and amortization	(2,081,901)	(2,970,326)

Total	$2,097,356	$2,332,727

Depreciation and amortization expense amounted to $580,253 and $600,362 for the years ended December 31, 2012 and 2011, respectively.

At December 31, 2012 and 2011, the Company was obligated under five non-cancelable operating leases on property used for banking purposes. Rental expense under these leases was $407,002 for each of the years ended December 31, 2012 and 2011.

The projected minimum rental payments under the terms of the leases at December 31, 2012 are summarized as follows:

Year Ending
December 31,	Amount

2013	$430,035
2014	432,917
2015	415,540
2016	335,023
2017	252,896
Thereafter	603,085

Total	$2,469,496

7.    PREPAID AND OTHER ASSETS

Prepaid and other assets at December 31, 2012 and 2011 are summarized as follows:

	2012	2011

Accounts receivable and other assets	$204,008	$140,373
Security deposit receivable	11,200	11,200
Prepaid assets	582,672	636,822
Equity securities, primarily FHLB stock	351,500	377,500
Income tax receivable	130,007	179,059
Deferred income taxes, net	530,397	98,600
Late charges receivable	64,485	43,854
Other real estate owned	342,867	267,246

	$2,217,136	$1,754,654

8.    DEPOSITS

Deposits are summarized, according to their original terms, at December 31, 2012 and 2011 as follows:

	2012			2011
			Weighted			Weighted
			Average			Average
	Amount	Percent	Stated Rate	Amount	Percent	Stated Rate

Checking	$81,881,173	34.02%	—%	$72,507,555	34.01%	—%
Variable-rate money market	33,023,373	13.72	0.43	26,909,220	12.62	0.54
Statement savings	20,871,593	8.67	0.20	17,178,525	8.06	0.26
Interest-bearing checking	33,394,785	13.87	0.06	30,553,003	14.33	0.15

	169,170,924	70.28	0.12	147,148,303	69.02	0.16

Time deposits:
Less than six months	22,204,696	9.23	0.53	14,208,686	6.66	0.48
Six months to one year	40,848,688	16.97	0.87	44,107,482	20.69	1.08
More than one year	8,399,320	3.49	1.74	7,578,368	3.55	1.99

	71,452,704	29.69	0.87	65,894,536	30.90	1.06

Other deposits	77,578	0.03	—	180,066	0.08	—

Total	$240,701,206	100.00%	0.34%	$213,222,905	100.00%	0.44%

The aggregate amount of jumbo time deposit with a minimum denomination of $100,000 was approximately $59,431,000 and $53,999,000 at December 31, 2012 and 2011 respectively.

Scheduled maturities of time deposits at December 31, 2012 are as follows:

	Amount	Percent

Within six months	$58,970,068	82.53%
Six months to one year	5,578,390	7.81
Over one year to two years	2,460,412	3.44
Over two years to three years	2,044,011	2.86
Over three years to four years	814,000	1.14
Over four years to five years	1,585,823	2.22

Total	$71,452,704	100.00%

9.    INCOME TAXES

The Company files consolidated federal, state and local income tax returns on a calendar-year basis. For federal, state and local income tax purposes, the Company uses the Internal Revenue Code Section 585 reserve method in computing its federal, state and local tax bad debt deduction.

The basis for the determination of state and local tax is the greater of a tax on entire net income, a tax on an alternative entire net income, or a tax computed on taxable assets. Federal, state and city income tax provisions were determined based on the tax computed on net income for the years ended December 31, 2012 and 2011.

The components of the income tax expense/(benefit) for the years ended December 31, 2012 and 2011 are summarized as follows:

	2012	2011

Current:
Federal	$932,755	$1,001,173
State and local	418,450	608,978
	1,351,205	1,610,151

Deferred:
Federal	(303,030)	(265,334)
State and local	(46,061)	(160,757)
	(349,091)	(426,091)
	$1,002,114	$1,184,060

The components of the deferred income tax asset/(liability), net as of December 31, 2012 and 2011 are summarized as follows:

	2012	2011

Deferred tax assets:
Deferred loan fees	$102,143	$101,458
Excess book allowance for loan losses	666,048	426,310
Nonaccrual loan interest income	418,068	272,614
Other	570,879	607,665

	1,757,138	1,408,047
Deferred tax liabilities:
Unrealized gain on available for sale investment securities	(1,226,741)	(1,309,447)

Net deferred tax asset/(liability):	$530,397	$98,600

Management has determined that it is not required to establish a valuation allowance against remaining deferred tax assets in accordance with GAAP since it is more likely than not that the deferred tax assets will be fully utilized in future periods. In assessing the need for a valuation allowance, management considers the scheduled reversal of deferred tax liabilities, the level of historical taxable income, and the projected future taxable income over the periods in which the temporary differences comprising the deferred tax assets will be deductible.

At December 31, 2012 and December 31, 2011, the Company had no unrecognized tax benefits recorded. The Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months. The Company recognizes interest and penalties on unrecognized tax benefits as a component of income tax expense.

The Company is subject to United States Federal income tax, New York State income tax and New York City income tax.

The Company is no longer subject to examination by taxing authorities for years before 2009.

The Company’s effective tax rates differ from the statutory Federal tax rate for the years ended December 31, 2012 and 2011 and are as follows:

	2012		2011

Federal income tax provision at statutory rates	$744,707	34.0%	$893,694	34.0%
State and local taxes, net of Federal income tax benefit	245,777	11.2	295,826	11.3
Other	11,630	0.5	(5,460)	(0.2)

	$1,002,114	45.7%	$1,184,060	45.1%

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

As of the latest notification from the FDIC, the Bank was classified as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain Tier 1 Leverage, Tier 1 Risk-Based and minimum Total Risk-based ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category. Management believes, as of December 31, 2012, that the Bank meets all capital adequacy requirements to which it is subject.

The Bank is subject to certain restrictions on the availability of its undistributed earnings for payment of dividends to stockholders, including prior regulatory approval.

In accordance with the New York State Banking Law and the New York State Superintendent of Financial Services Regulations, the Bank credits 10% of quarterly net income to regulatory surplus and is required to do so until such time as shareholders’ equity is equal to 10% of amounts due to depositors. As of December 31, 2012, regulatory surplus equals 10% of deposits.

The following table is the Bank’s actual capital amounts and ratios, as well as the minimum required levels for both “capital adequacy purposes” and to be considered “well capitalized”. No deductions were made for qualitative judgments by regulators:

					To be well-capitalized
			For capital		under prompt corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2012:
Tier 1 Capital (to Average Assets)	$25,455,000	9.65%	$10,155,155	4.00%	$13,193,943	5.00%
Tier 1 Capital (to Risk Weighted Assets)	25,455,000	26.03	3,911,960	4.00	5,867,940	6.00
Total Capital (to Risk Weighted Assets)	26,684,000	27.28	7,823,920	8.00	9,779,900	10.00

					To be well-capitalized
			For capital		under prompt corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2011:
Tier 1 Capital (to Average Assets)	$25,137,000	10.30%	$9,761,983	4.00%	$12,202,479	5.00%
Tier 1 Capital (to Risk Weighted Assets)	25,137,000	26.65	3,773,200	4.00	5,659,800	6.00
Total Capital (to Risk Weighted Assets)	26,318,000	27.90	7,546,400	8.00	9,433,000	10.00

The Company is subject to comparable capital ratio requirements of the Board of Governors of the Federal Reserve system. The Company’s consolidated capital ratios as of December 31, 2012 were as follows: Tier 1 Capital to Average Assets of 9.97%; Tier 1 Capital to Risk Weighted Assets of 27.05%; and Total Capital to Risk Weighted Assets of 28.30%, which are not substantially different than the Bank’s capital ratios at December 31, 2012 and therefore are not presented separately.

11.    EMPLOYEE BENEFITS

The Company sponsors an incentive savings plan (401(k) plan) which started March 1, 1999. All eligible employees, who have reached the age of 21, have at least one year of service and work a minimum of 1,000 hours per year will be permitted to make tax deferred contributions up to certain limits. The Bank may reduce or cease matching contributions if it is determined that the current or accumulated net earnings or undivided profits of the Bank are insufficient to pay the full contributions in a plan year. The Bank contributed $137,896 to the 401(k) plan in 2012 and $138,127 in 2011.

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

Total compensation expense for the stock option plans charged against income for 2012 and 2011 was $12,395 and $12,984.

In January 2010, 5,977 options were granted from the 2000 Incentive Plan at an exercise price of $11.10. In April 2010, 12,000 options were granted from the 2004 Director’s Plan at an exercise price of $12.09. Also, in April 2010, the 2010 Incentive Stock Option Plan was approved for issue up to 50,000 options. In June 2010, 34,073 options were granted from the 2010 Incentive Plan. There were no stock options granted in 2012.

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

The stock option components of the 2000 Incentive Plan, the 1998 Incentive Plan, the 2010 Incentive Plan and the 2004 Directors’ Plan, the 2000 Directors’ Plan and the 1998 Directors’ Plan, as of December 31, 2012, and changes during the year ended, consist of the following:

	2012
		Weighted
		Average	Aggregate
		Exercise	Intrinsic
	Shares	Price	Value

Options outstanding at the beginning of the year	123,423	$14.27

Forfeited	(1,800)	12.60

Options outstanding at the end of the year	121,623	$14.62	$—

Options exercisable at the end of the year	90,393	$16.12	$—

Weighted average remaining contractual life of options outstanding at the end of the year		3.6 Years

All non-vested options are expected to vest. The exercise price exceeds stock price for all options outstanding and exercisable.

During the year ended December 31, 2012, no stock options were exercised.

Described below is the range of exercise prices for options granted and outstanding under the following option plans at December 31, 2012:

Plan Description	Number of Exercisable Shares	Weighted Average Exercise Price	Weighted Average Contractual Life

1998 Director Stock Option Plan	—	$—	—

1998 Incentive Stock Option Plan	3,250	11.75	4.92

2000 Director Stock Option Plan	—	—	—

2000 Incentive Stock Option Plan	24,850	14.54	2.41

2004 Director Stock Option Plan	60,750	16.51	2.19

2010 Incentive Stock Option Plan	32,773	11.45	7.17

All Plans	121,623	$14.62	3.64

12. COMMITMENTS, CONTINGENCIES AND FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the financing needs of its customers. Such financial instruments primarily include commitments to extend credit.

A summary of these commitments and contingent liabilities, all of which are variable rate commitments, at December 31:

	2012	2011
	Amount	Amount

Commitments to fund secured construction loans	$2,854,500	$2,215,000
Commitments to fund all other commercial loans	21,459,060	16,811,822
	$24,313,560	$19,026,822

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

The carrying amounts and estimated fair values of financial instruments, at December 31, 2012 and 2011 are as follows:

	Fair Value Measurements at December 31, 2012 Using
	Carrying	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Value	(Level 1)	(Level 2)	(Level 3)	Total
Financial Assets:
Cash and cash equivalents	$77,728,426	$3,723,131	$74,005,295	$—	$77,728,426
Investment securities, available for sale	106,825,570	—	105,825,570	1,000,000	106,825,570
Loans receivable	80,218,050	—	—	80,432,242	80,432,242
Accrued interest receivable	617,833	—	262,577	355,256	617,833
Total Financial Assets	$265,389,879	$3,723,131	$180,093,442	$81,787,498	$265,604,071

Financial Liabilities:
Deposits	$240,701,206	$81,881,173	$158,706,059	$—	$240,587,232
Accrued interest payable	13,920	—	13,920	—	13,920
Total Financial Liabilities	$240,715,126	$81,881,173	$158,719,979	$—	$240,601,152

	Fair Value Measurements at December 31, 2011 Using
	Carrying	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Value	(Level 1)	(Level 2)	(Level 3)	Total
Financial Assets:
Cash and cash equivalents	$48,107,673	$3,384,186	$44,723,487	$—	$48,107,673
Investment securities, available for sale	108,500,489	—	108,500,489	—	108,500,489
Loans receivable	80,567,970	—	—	81,722,136	81,722,136
Accrued interest receivable	582,942	—	315,760	267,182	582,942
Total Financial Assets	$237,759,074	$3,384,186	$153,539,736	$81,989,318	$238,913,240

Financial Liabilities:
Deposits	$213,222,905	$72,687,621	$140,454,934	$—	$213,142,555
Accrued interest payable	17,011	—	17,011	—	17,011
Total Financial Liabilities	$213,239,916	$72,687,621	$140,471,945	$—	$213,159,566

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

	Fair Value Measurements at December 31, 2012 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
FNMA MBS - Residential	$35,005,261	$—	$35,005,261	$—
GNMA MBS - Residential	5,230,424	—	5,230,424	—
Whole Loan MBS-
Residential	490,125	—	490,125	—
Collateralized mortgage obligations	62,081,070	—	62,081,070	—
Collateralized loan obligations	1,000,000	—	—	1,000,000
Other debt securities	3,018,690	—	3,018,690	—
Total Available for sale Securities	$106,825,570	$—	$105,825,570	$1,000,000

	Fair Value Measurements at December 31, 2011 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
FNMA MBS - Residential	$5,189,766	$—	$5,189,766	$—
GNMA MBS - Residential	6,976,344	—	6,976,344	—
Whole Loan MBS-
Residential	806,616	—	806,616	—
Collateralized mortgage obligations	95,527,763	—	95,527,763	—
Total Available for sale Securities	$108,500,489	$—	$108,500,489	$—

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2012:

Collateralized
Loan
Obligations

2012

Balance of recurring Level 3 assets at January 1:
Total gains or losses for the period:	$—
Included in earnings	—
Included in other comprehensive income	—
Purchases	1,000,000
Sales	—
Issuances	—

Settlements
Transfers into Level 3	—
Transfers out of Level 3	—

Balance of recurring Level 3 assets at December 31:	$1,000,000

The following table presents quantitative information about recurring Level 3 fair value measurement at December 31, 2012:

	Fair	Valuation	Unobservable
	Value	Techniques	Inputs	Range

Collateralized loan obligations	$1,000,000	Discounted cash flow	Collateral default rate	0%-2%
			Recovery probability	70%-100%

There were no transfers between levels from December 31, 2011 to December 31, 2012.

Assets Measured on a Non-Recurring

Certain financial assets are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

Assets measured at a fair value on a non-recurring basis are summarized below:

Impaired Loans: The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.

Real Estate Owned: Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals which are updated no less frequently than annually. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.

	Fair Value Measurements at December 31, 2012 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans
Commercial Real Estate	$934,034	—	—	$934,034

Other real estate owned	342,867	—	—	342,867

	Fair Value Measurements at December 31, 2011 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans
Commercial Real Estate	$1,004,279	—	—	$1,004,279

Other real estate owned	267,246	—	—	267,246

As of December 31, 2012, we had four impaired loans with specific reserves that were collateral dependent. Collateral dependent impaired loans, which are measured for impairment using the fair value of the collateral, had a carrying amount of $1,772,565, with a valuation allowance of $838,531 at that date. The valuation allowance increased $492,436 from December 31, 2011 to December 31, 2012.

As of December 31, 2011, we had four impaired loans with specific reserves that were collateral dependent. Collateral dependent impaired loans, which are measured for impairment using the fair value of the collateral, had a carrying amount of $1,350,374, with a valuation allowance of $346,095 at that date.

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2012.

	Fair	Valuation	Unobservable
	Value	Techniques	Inputs	Range
Impaired loans-
Commercial real estate	$553,695	Third Party	Discount adjustment for	0.01%
		Appraisal	differences in various costs.

	65,152	Third Party	Adjustments for differences	2% - 4%
		Appraisal	between comparable sales.

	172,027	Third Party	Adjustments for differences	17% - 38%
		Appraisal	in net operating income
expectations

			Adjustments for differences	7% - 11%
between comparable sales.

	143,160	Third Party	Adjustments for differences	1% - 46%
		Appraisal	in net operating income
expectations

			Capitalization Rate	8.20%

Other real estate	261,792	Third Party	Adjustments for differences	7% - 10%
owned - commercial		Appraisal	in net operating income
expectations

			Capitalization Rate	9.00%

			Adjustments for differences	7% - 10%
between comparable sales

Other real estate	81,075	Third Party	Adjustments for differences	2% - 6%
owned - residential		Appraisal	between comparable sales

14.    RELATED PARTIES

The Bank at times has had loans, and other financial transactions, with its executive officers and directors. At December 31, 2012, the aggregate amount of loans outstanding to directors was $0. There were no loans granted to executive officers.

The change in aggregate amount of loans outstanding to directors as of December 31, 2012 and 2011 are as follows:

	2012	2011

Beginning balance	$8,618	$11,995
Originations	78,797	436,189
Payments	(87,415)	(439,566)

Ending balance	$—	$8,618

The interest income that was paid on these loans was $283 and $3,259 for 2012 and 2011, respectively.

Executive officers and directors own, in the aggregate, 30.0% and 29.2% of the common shares outstanding at December 31, 2012 and 2011, respectively.

15.    CONDENSED FINANCIAL STATEMENTS OF THE PARENT COMPANY ONLY

VSB BANCORP, INC.

STATEMENTS OF FINANCIAL CONDITION

DECEMBER 31, 2012 and 2011

	2012	2011
ASSETS

Cash and cash equivalents	$1,100	$—
Money market	791,339	352,608
Investment in subsidiaries	26,909,760	26,689,568
Deferred taxes	48,359	49,679
Other assets	37,464	36,017

Total assets	$27,788,022	$27,127,872

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Accounts payable, accrued expenses and other liabilities	$34,051	$25,612

Total liabilities	34,051	25,612

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS’ EQUITY
Common stock ($.0001 par value, 10,000,000 shares authorized 1,989,509 issued, 1,785,309 outstanding at December 31, 2012 and 1,797,809 outstanding at December 31, 2011)	199	199
Additional paid-in capital	9,257,167	9,304,789
Retained earnings	19,336,280	18,574,651
Treasury stock, at cost (204,200 shares at December 31, 2012 and 191,700 shares at December 31, 2011)	(2,068,898)	(1,935,596)
Unearned Employee Stock Ownership Plan shares	(225,438)	(394,516)
Accumulated other comprehensive gain, net of taxes of $1,226,742 and $1,309,447, respectively	1,454,661	1,552,733

Total stockholders’ equity	27,753,971	27,102,260

Total liabilities and stockholders’ equity	$27,788,022	$27,127,872

VSB BANCORP, INC.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	2012	2011
INTEREST INCOME:
Loans recievable	$15,762	$22,525
Other interest income	3,423	3,761
Total interest income	19,185	26,286

INTEREST EXPENSE:
Total interest expense	—	—

Net interest income	19,185	26,286

NON-INTEREST INCOME:
Dividend income	1,000,000	500,000
Other	—	—
	1,000,000	500,000

NON-INTEREST EXPENSES:
Salaries and benefits	101,672	93,727
Legal fees	30,000	57,000
Other	111,207	91,514
Total non-interest expenses	242,879	242,241

INCOME BEFORE INCOME TAXES	776,306	284,045

PROVISION/(BENEFIT) FROM INCOME TAXES:
Current	(110,712)	(112,860)
Deferred	1,320	5,217

Total income taxes	(109,392)	(107,643)

EQUITY IN UNDISTRIBUTED EARNINGS, NET OF TAXES	302,502	1,052,763

NET INCOME	$1,188,200	$1,444,451

VSB BANCORP, INC.

STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,188,200	$1,444,451
Adjustments to reconcile net income to net cash used in operating activities:
Changes in operating assets and liabilities:
ESOP compensation expense	(81,162)	(71,855)
Stock-based compensation expense	101,672	95,952
Undistributed income of subsidiaries	(302,502)	(1,052,763)
Increase in other assets	(1,447)	3,076
Decrease/(increase) in deferred income taxes	1,320	5,217
Increase/(decrease) in accounts payable, accrued expenses, and other liabilities	25,720	20,654
Net cash provided by operating activities	931,801	444,732

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease in loan receivable	169,078	169,078
Net decrease/(increase) in money market deposit	(438,731)	111,215
Net cash provided by investing activities	(269,653)	280,293

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock, at cost	(234,477)	(291,799)
Payment of dividends	(426,571)	(433,235)
Net cash used in financing activities	(661,048)	(725,034)

NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	1,100	(9)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	—	9

CASH AND CASH EQUIVALENTS, END OF YEAR	$1,100	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—

16.    EMPLOYEE STOCK OWNERSHIP PLAN

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

The contribution to the ESOP was $169,078 for each of the years ended December 31, 2012 and 2011. ESOP expense was $87,916 and $97,223 for the years ended December 31, 2012 and 2011, respectively.

Shares held by the ESOP at December 31, 2012 and 2011 were as follows:

	2012	2011

Shares allocated to participants	82,301	73,971
Shares released to participants	(12,759)	(10,747)
Unearned shares	10,599	18,929

Total ESOP Shares	80,141	82,153
Fair value of unearned shares	$105,354	$197,240

17.    RETENTION AND RECOGNITION PLAN

At the April 27, 2010 Annual Meeting, the stockholders of VSB Bancorp, Inc. approved the adoption of the 2010 Retention and Recognition Plan (the “RRP”). The RRP authorizes the award of up to 50,000 shares of its common stock to directors, officers and employees. In conjunction with the approval the RRP, stockholders approved the award of 4,000 shares of stock to each of its eight directors who had at least five years of service. The director awards will vest over five years, with 20% vesting annually for each of the first five years after the award is made, subject to acceleration and forfeiture. In April 2011, 6,400 shares or 20% of the 32,000 shares of stock awarded to its eight directors who had at least five years of service had vested. In April 2012, an additional 6,400 shares or 20% of the 32,000 shares of stock awarded to its eight directors who had at least five years of service had vested. In June 2010, an additional 3,500 shares of stock were awarded to the President and CEO of the Company, which will vest over a 65 month period, with 20% vesting annually for each of the first five years starting in November 2011, subject to acceleration and forfeiture. In November 2011, 700 shares or 20% of the 3,500 shares of stock awarded to the President and CEO of the Company had vested. In November 2012, an additional 700 shares or 20% of the 3,500 shares of stock awarded to the President and CEO of the Company had vested. In November 2012, an additional 2,500 shares of stock were awarded to the President and CEO of the Company on an equal two year vesting beginning November 2013. Also, in November 2012, an additional 1,000 shares were awarded to each non-employee director on an equal two year vesting beginning November 2013.

The recipient of an award will not be required to make any payment to receive the award or the stock covered by the award. As of December 31, 2012, 45,000 shares of the RRP have been awarded. The Company recognizes compensation expense for the shares awarded under the RRP gradually as the shares vest, based upon the market price of the shares on the date of the award. For the year ended December 31, 2012, the Company recognized $89,277 of compensation expense related to the shares awarded. The income tax benefit resulting from this expense was $40,844. As of December 31, 2012, there was approximately $265,193 of unrecognized compensation costs related to the shares awarded. These costs are expected to be recognized over the next 2.25 years.

A summary of the status of the Company’s non-vested plan shares as of December 31, 2012 is as follows:

For the Year Ended December 31, 2012:
		Weighted Average
	Shares	Grant Date Share Value

Non vested at beginning of period	28,400	$11.46
Granted	9,500	10.78
Vested	7,100	—
Non vested at end of period	30,800	$11.25

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework as amplified by the Guidance for Smaller Public Companies. The five principal components of the Framework that management analyzed in connection with its assessment were our Control Environment, Risk Assessment, Control Activities, Information and Communication, and Monitoring. Based on that assessment, management believes that we maintained effective internal control over financial reporting as of December 31, 2012.

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

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Incorporated by reference to pages 4 through 6 of the Proxy Statement under the caption “General Information Regarding Nominees and Our Other Directors;” page 17 of the Proxy Statement under the caption “Section 16a Beneficial Ownership Reporting Compliance;” and pages 7 and 8of the Proxy Statement under the caption “Audit Committee.”

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to pages 15 through 16 of the Proxy Statement under the caption “Security Ownership of Management and Certain Beneficial Owners.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to pages 16 through 17 of the Proxy Statement under the caption “Transactions with Directors and Officers and Their Related Interests.”

Item 14. Principal Accounting Fees and Services.

The information required by this Item is incorporated by reference to page 19 of the Proxy Statement under the caption “Audit and Other Fees.”

Item 15. Exhibits, Financial Statement Schedules

(a) Financial Statements

(b) Exhibits

Exhibit No.	Title of Exhibit

3.1	Restated Certificate of Incorporation of VSB Bancorp, Inc.*
3.2	Amended Bylaws of VSB Bancorp, Inc.****
3.3	VSB Bancorp, Inc., Certificate of Amendment of Certificate of Incorporation******
10.1	VSB Bancorp, Inc. Restated 2000 Incentive Stock Option Plan*
10.2	VSB Bancorp, Inc. Restated 2000 Directors Stock Option Plan*
10.3	VSB Bancorp, Inc. Restated 1998 Incentive Stock Option Plan*
10.4	VSB Bancorp, Inc. Restated 1998 Directors Stock Option Plan*
10.5	VSB Bancorp, Inc. 2004 Directors Stock Option Plan**
10.6	VSB Bancorp, Inc. 2010 Retention and Recognition Plan *****
10.7	VSB Bancorp, Inc. 2010 Incentive Stock Option Plan *****
10.8	Employment Agreement among Raffaele M. Branca, VSB Bancorp, Inc. and Victory State Bank***
21.	Subsidiaries of the Registrant
23.	Consent of Independent Registered Public Accounting Firm
31.1	Rule 13A-14(a)/15D-14(a) Certification of Chief Executive Officer
31.2	Rule 13A-14(a)/15D-14(a) Certification of Principal Accounting Officer
32.1	Certification by CEO pursuant to 18 U.S.C. 1350
32.2	Certification by Principal Accounting Officer pursuant to 18 U.S.C. 1350
101.INS	XBRL Instance Document (furnished herewith)
101.SCH	XBRL Taxonomy Extension Schema Document (furnished herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (furnished herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (furnished herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (furnished herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (furnished herewith)

* - previously filed as an exhibit on Form 10-KSB (File No. 001-33250) as filed with the Securities and Exchange Commission on March 26, 2008.

** - previously filed as an exhibit included in the Issuer’s proxy statement for its 2004 Annual Meeting of Stockholders on Form 14A on March 24, 2004, SEC Accession Number 0001019056-04-000401, Film Number 04685677.

*** - previously filed as an exhibit on Form 8-K (File No. 001-33250) as filed with the Securities and Exchange Commission on June 24, 2010.

**** - previously filed as an exhibit on Form 8-K (File No. 001-33250) as filed with the Securities and Exchange Commission on January 18, 2011.

***** - previously filed as an exhibit included in the Issuer’s proxy statement for its 2010 Annual Meeting of Stockholders on Form 14A on March 26, 2010, SEC Accession Number 0001019056-10-000360, Film Number 10706769.

****** - previously filed as an exhibit on Form 10-K (File No. 001-33250) as filed with the Securities and Exchange Commission on March 26, 2012.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

VSB Bancorp, Inc.
(Registrant)

Date: March 15, 2013	By:	/s/Raffaele M. Branca
Raffaele M. Branca, President & CEO,
Principal Executive Officer and
Principal Financial Officer

Date: March 15, 2013		/s/ Jonathan B. Lipschitz
Jonathan B. Lipschitz
Vice President, Controller and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated below.

/s/Raffaele M. Branca	March 15, 2013
Raffaele M. Branca, President and Chief Executive	Date
Officer and Director

/s/Joseph J. LiBassi	March 15, 2013
Joseph J, LiBassi, Chairman of the Board	Date

/s/Joan Nerlino Caddell	March 15, 2013
Joan Nerlino Caddell, Director	Date

/s/Robert S. Cutrona, Sr.	March 15, 2013
Robert S. Cutrona, Sr., Director	Date

/s/Chaim Farkas	March 15, 2013
Chaim Farkas, Director	Date

/s/Alfred C. Johnsen	March 15, 2013
Alfred C. Johnsen, Director	Date

/s/Robert P. Moore	March 15, 2013
Robert P. Moore, Director	Date

/s/Carlos Perez	March 15, 2013
Carlos Perez, Director	Date

/s/Bruno Savo	March 15, 2013
Bruno Savo, Director	Date