Form 10-Q
period 2013-03-31
VSB BANCORP INC
filed 2013-05-14
CIK 1225874

UNITED STATES

SECURITY AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20849

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2013

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

The Registrant had 1,785,309 common shares outstanding as of May 10, 2013.

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

VSB Bancorp, Inc.
Consolidated Statements of Financial Condition

(unaudited)

	March 31,	December 31,
	2013	2012

Assets:
Cash and due from banks	$71,684,099	$77,728,426
Investment securities, available for sale	121,748,028	106,825,570
Loans receivable	79,360,722	81,971,571
Allowance for loan loss	(1,317,014)	(1,753,521)
Loans receivable, net	78,043,708	80,218,050
Bank premises and equipment, net	2,240,691	2,097,356
Accrued interest receivable	585,200	617,833
Other assets	2,375,000	2,217,136
Total assets	$276,676,726	$269,704,371
Liabilities and stockholders’ equity:
Liabilities:
Deposits:
Demand and checking	$86,346,119	$81,881,173
NOW	32,405,198	33,394,785
Money market	33,091,637	33,023,373
Savings	22,558,894	20,871,593
Time	73,323,586	71,452,704
Total deposits	247,725,434	240,623,628
Escrow deposits	229,419	77,578
Accounts payable and accrued expenses	992,522	1,249,194
Total liabilities	248,947,375	241,950,400

Stockholders’ equity:
Common stock ($.0001 par value, 10,000,000 shares authorized,1,989,509 issued, 1,785,309 outstanding at March 31, 2013 and at December 31, 2012)	199	199
Additional paid in capital	9,271,800	9,257,167
Retained earnings	19,439,368	19,336,280
Treasury stock, at cost (204,200 shares at March 31, 2013 and at December 31, 2012)	(2,068,898)	(2,068,898)
Unearned Employee Stock Ownership Plan shares	(183,168)	(225,438)
Accumulated other comprehensive income, net of taxes of $1,071,056 and $1,226,742, respectively	1,270,050	1,454,661
Total stockholders’ equity	27,729,351	27,753,971
Total liabilities and stockholders’ equity	$276,676,726	$269,704,371

See notes to consolidated financial statements.

VSB Bancorp, Inc.

 Consolidated Statements of Operations
(unaudited)

	Three months	Three months
	ended	ended
	March 31, 2013	March 31, 2012
Interest and dividend income:
Loans receivable	$1,399,141	$1,496,448
Investment securities	629,911	792,570
Other interest earning assets	40,525	23,654
Total interest income	2,069,577	2,312,672
Interest expense:
NOW	15,323	22,216
Money market	50,596	56,712
Savings	18,504	9,608
Time	128,591	125,955
Total interest expense	213,014	214,491
Net interest income	1,856,563	2,098,181
Provision for loan loss	120,000	175,000
Net interest income after provision for loan loss	1,736,563	1,923,181
Non-interest income:
Loan fees	12,457	9,010
Service charges on deposits	508,751	552,718
Net rental income	16,986	10,059
Other income	72,407	48,938
Total non-interest income	610,601	620,725
Non-interest expenses:
Salaries and benefits	949,363	988,283
Occupancy expenses	327,743	371,145
Legal expense	61,862	79,708
Professional fees	88,772	83,000
Computer expense	73,775	51,488
Directors’ fees	56,350	73,125
FDIC and NYSBD assessments	57,000	61,500
Other expenses	345,426	316,496
Total non-interest expenses	1,960,291	2,024,745
Income before income taxes	386,873	519,161
Provision/(benefit) for income taxes:
Current	2,293	297,246
Deferred	174,709	(59,713)
Total provision for income taxes	177,002	237,533
Net income	$209,871	$281,628
Earnings per share:
Basic	$0.12	$0.16
Diluted	$0.12	$0.16
Comprehensive Income	$25,260	$190,076

See notes to consolidated financial statements.

5

VSB Bancorp, Inc.
Consolidated Statements of Comprehensive Income
(unaudited)

	Three months	Three months
	ended	ended
	March 31, 2013	March 31, 2012

Net Income	$209,871	$281,628
Other comprehensive income:
Unrealized gains on securities:
Change in unrealized gain on securities available for sale	(340,297)	(168,760)
Tax effects	(155,686)	(77,208)
Net of tax	(184,611)	(91,552)
Comprehensive income	$25,260	$190,076

See notes to consolidated financial statements.

VSB Bancorp, Inc.

Consolidated Statements of Changes in Stockholders’ Equity
Year Ended December 31, 2012 and For the Quarter Ended March 31, 2013
(unaudited)

	Number of
	Common		Additional		Treasury	Unearned	Other	Total
	Shares	Common	Paid-In	Retained	Stock,	ESOP	Comprehensive	Stockholders’
	Outstanding	Stock	Capital	Earnings	at cost	Shares	Gain	Equity

Balance at January 1, 2012	1,797,809	$199	$9,304,789	$18,574,651	$(1,935,596)	$(394,516)	$1,552,733	$27,102,260

Stock-based compensation			101,672					101,672
Amortization of earned portion of ESOP common stock						169,078		169,078
Amortization of cost over fair value - ESOP			(48,119)					(48,119)
Cash dividends declared ($0.24 per share)				(426,571)				(426,571)
Purchase of treasury stock, at cost	(22,000)				(234,477)			(234,477)
Contribution to RRP Trust from treasury shares	9,500		(101,175)		101,175			—
Net income				1,188,200				1,188,200
Other comprehensive income	—	—	—	—	—	—	(98,072)	(98,072)

Balance at December 31, 2012	1,785,309	$199	$9,257,167	$19,336,280	$(2,068,898)	$(225,438)	$1,454,661	$27,753,971

Stock-based compensation			36,185					36,185
Amortization of earned portion of ESOP common stock						42,270		42,270
Amortization of cost over fair value - ESOP			(21,552)					(21,552)
Cash dividends declared ($0.06 per share)				(106,783)				(106,783)
Net income				209,871				209,871
Other comprehensive income	—	—	—	—	—	—	(184,611)	(184,611)

Balance at March 31, 2013	1,785,309	$199	$9,271,800	$19,439,368	$(2,068,898)	$(183,168)	$1,270,050	$27,729,351

See notes to consolidated financial statements.

VSB Bancorp, Inc.

 Consolidated Statements of Cash Flows
(unaudited)

	Three months	Three months
	ended	ended
	March 31, 2013	March 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$209,871	$281,628
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	132,436	149,624
Accretion of income, net of amortization of premium	110,128	96,681
ESOP compensation expense	20,718	21,610
Stock-based compensation expense	36,185	23,445
Provision for loan losses	120,000	175,000
(Increase)/decrease in prepaid and other assets	(176,888)	93,654
Decrease in accrued interest receivable	32,633	4,824
Decrease/(increase) in deferred income taxes	174,709	(59,713)
Decrease in accrued expenses and other liabilities	(256,672)	(245,047)
Net cash provided by operating activities	403,120	541,706

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in loan receivable	2,073,064	(910,888)
Proceeds from repayment and calls of investment securities, available for sale	9,105,243	9,100,838
Purchases of investment securities, available for sale	(24,496,847)	(18,755,966)
Purchases of premises and equipment	(275,771)	(77,457)
Net cash used in investing activities	(13,594,311)	(10,643,473)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	7,253,647	8,579,358
Purchase of treasury stock, at cost	—	(106,068)
Cash dividends paid	(106,783)	(107,003)
Net cash provided by financing activities	7,146,864	8,366,287

NET DECREASE IN CASH AND CASH EQUIVALENTS	(6,044,327)	(1,735,480)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	77,728,426	48,107,673

CASH AND CASH EQUIVALENTS, END OF PERIOD	$71,684,099	$46,372,193

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$210,760	$210,552
Taxes	$155,849	$130,610

See notes to consolidated financial statements.

VSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012 (UNAUDITED)

1.	GENERAL

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

Cash and Cash Equivalents – Cash and cash equivalents consist of cash on hand, due from banks and interest-bearing deposits. Interest-bearing deposits with original maturities of 90 days or less are included in this category. Customer loan and deposit transactions are reported on a net cash basis. Regulation D of the Board of Governors of the Federal Reserve System requires that Victory State Bank maintain interest-bearing deposits or cash on hand as reserves against its demand deposits. The amount of reserves which Victory State Bank is required to maintain depends upon its level of transaction accounts. During the fourteen day period from March 21, 2013 through April 3, 2013, Victory State Bank was required to maintain reserves, after deducting vault cash, of $4,110,000. Reserves are required to be maintained on a fourteen day basis, so, from time to time, Victory State Bank may use available cash reserves on a day to day basis, so long as the fourteen day average reserves satisfy Regulation D requirements. Victory State Bank is required to report transaction account levels to the Federal Reserve on a weekly basis.

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

The Company invests primarily in agency collateralized mortgage-Backed obligations (“CMOs”) with estimated average lives primarily under 7 Years and mortgage-backed securities. These securities are primarily issued by the Federal National Mortgage Association (“FNMA”), the Government National Mortgage Association (“GNMA”) or the Federal Home Loan Mortgage Corporation (“FHLMC”) and are primarily comprised of mortgage pools guaranteed by FNMA, GNMA or FHLMC. The Company also invests in whole loan CMOs, collateralized loan obligations (“CLO”) and asset backed securities, all of which are AAA rated at the time of purchase, as well as corporate bonds, which are rated A or better at the time of purchase . These securities expose the Company to risks such as interest rate, prepayment and credit risk and thus pay a higher rate of return than comparable treasury issues.

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

Basic net income per share of common stock is based on 1,743,665 shares and 1,745,483 shares, the weighted average number of common shares outstanding for the three months ended March 31, 2013 and 2012, respectively. Diluted net income per share of common stock is based on 1,743,665 shares and 1,745,483 shares, the weighted average number of common shares outstanding plus potentially dilutive common shares for the three months ended March 31, 2013 and 2012, respectively. The weighted average number of potentially dilutive common shares excluded in calculating diluted net income per common share due to the anti-dilutive effect is 50,428 and 50,418 shares for the three months ended March 31, 2013 and 2012, respectively. Common stock equivalents were calculated using the treasury stock method.

The reconciliation of the numerators and the denominators of the basic and diluted per share computations for the three months ended March 31, are as follows:

Reconciliation of EPS

	Three months ended	Three months ended
	March 31, 2013	March 31, 2012
Basic
Distributed earnings allocated to common stock	$104,620	$104,729
Undistributed earnings allocated to common sock	101,608	172,390
Net earnings allocated to common stock	$206,228	$277,119

Weighted common shares outstanding including participating securities	1,774,465	1,773,883
Less: Participating securities	(30,800)	(28,400)
Weighted average shares	1,743,665	1,745,483

Basic EPS	$0.12	$0.16

Diluted
Net earnings allocated to common stock	$206,228	$277,119

Weighted average shares for basic	1,743,665	1,745,483
Dilutive effects of:
Stock Options	—	—
Unvested shares not considered particpating securtities	—	—
	1,743,665	1,745,483

Diluted EPS	$0.12	$0.16

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

Stock Repurchase Programs – On September 8, 2008, the Company announced that its Board of Directors had authorized a Rule 10b5-1 stock repurchase program for the repurchase of up to 100,000 shares of the Company’s common stock. On April 21, 2009, the Company announced that its Board of Directors had authorized a second Rule 10b5-1 stock repurchase program for the repurchase of up to an additional 100,000 shares of the Company’s common stock. The Company has repurchased a total of 200,000 shares of its common stock under these stock repurchase programs, which were completed by the end of 2010. On September 14, 2011, the Company announced that its Board of Directors had authorized a third Rule 10b5-1 stock repurchase program for the repurchase of up to an additional 100,000 shares of the Company’s common stock. At March 31, 2013, the Company had repurchased a total of 49,200 shares of its common stock under this third stock repurchase program. Stock repurchases under the programs have been accounted for using the cost method, in which the Company will reflect the entire cost of repurchased shares as a separate reduction of stockholders’ equity on its balance sheet.

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

A summary of the status of the Company’s non-vested plan shares as of March 31, 2013 is as follows:

For the Three Months Ended March 31, 2013:

		Weighted Average
	Shares	Grant Date Share Value

Non vested at beginning of period	30,800	$11.25
Granted	—
Vested	—	$—
Non vested at end of period	30,800	$11.25

Comprehensive Income - Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses, net of taxes, on securities available for sale which are also recognized as separate components of equity.

Recently-Adopted Accounting Standards - In February 2013, the FASB issued an Accounting Standards Update (“ASU”) to finalize the reporting requirements for reclassifications of amounts out of accumulated other comprehensive income (“AOCI”). Items reclassified out of AOCI to net income in their entirety must have the effect of the reclassification disclosed according to the respective income statement line item. This information must be provided either on the face of the financial statements by income statement line item, or in a footnote. For public companies, the amendments in the update became effective for interim and annual periods beginning on or after December 15, 2012. As of March 31, 2013, the Company’s adoption of this ASU had no impact on its results of operations.

3.	INVESTMENT SECURITIES, AVAILABLE FOR SALE

The following table summarizes the amortized cost and fair value of the available-for-sale investment securities portfolio at March 31, 2013 and December 31, 2012 and the corresponding amounts of unrealized gains and losses herein:

	March 31, 2013
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

FNMA MBS - Residential	$41,877,383	$781,582	$(68,222)	$42,590,743
GNMA MBS - Residential	4,775,242	192,697	—	4,967,939
Whole Loan MBS - Residential	375,784	11,619	—	387,403
Collateralized mortgage obligations	59,432,568	1,413,073	(57,423)	60,788,218
Collateralized loan obligations	5,000,000	3,750	—	5,003,750
Corporate bonds	5,000,000	6,990	(18,585)	4,988,405
Other debt securities	2,945,945	75,625	—	3,021,570
	$119,406,922	$2,485,336	$(144,230)	$121,748,028

	December 31, 2012
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

FNMA MBS - Residential	$34,168,335	$869,590	$(32,664)	$35,005,261
GNMA MBS - Residential	5,074,518	155,906	—	5,230,424
Whole Loan MBS - Residential	473,273	16,852	—	490,125
Collateralized mortgage obligations	60,483,873	1,597,293	(96)	62,081,070
Collateralized loan obligations	1,000,000	—	—	1,000,000
Other debt securities	2,944,168	74,522	—	3,018,690
	$104,144,167	$2,714,163	$(32,760)	$106,825,570
14

There were no sales of investment securities for the three months ended March 31, 2013 and 2012.

The amortized cost and fair value of the investment securities portfolio are shown by expected maturity. Expected maturities may differ from contractual maturities, especially for collateralized mortgage obligations, if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2013
	Amortized	Fair
	Cost	Value
Less than one year	$—	$—
Due after one year through five years	25,143,907	25,254,795
Due after five years through ten years	32,071,530	32,888,769
Due after ten years	62,191,485	63,604,464
	$119,406,922	$121,748,028

The following table summarizes the investment securities with unrealized losses at March 31, 2013 and December 31, 2012 by aggregated major security type and length of time in a continuous unrealized loss position:

March 31, 2013	Less than 12 months		More than 12 months		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
FNMA MBS	$9,358,076	$(68,222)	$—	$—	$9,358,076	$(68,222)
GNMA MBS	—	—	—	—	—	—
Whole Loan MBS	—	—	—	—	—	—
Collateralized mortgage obligations	7,693,704	(57,423)	—	—	7,693,704	(57,423)
Collateralized loan obligations	—	—	—	—	—	—
Corporate bonds	2,481,415	(18,585)	—	—	2,481,415	(18,585)
Other debt securities	—	—	—	—	—	—
	$19,533,195	$(144,230)	$—	$—	$19,533,195	$(144,230)

December 31, 2012	Less than 12 months		More than 12 months		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
FNMA MBS	$4,499,561	$(32,664)	$—	$—	$4,499,561	$(32,664)
GNMA MBS	—	—	—	—	—	—
Whole Loan MBS	—	—	—	—	—	—
Collateralized mortgage obligations	101,543	(96)	—	—	101,543	(96)
Collateralized loan obligations	—	—	—	—	—	—
Other debt securities	—	—	—	—	—	—
	$4,601,104	$(32,760)	$—	$—	$4,601,104	$(32,760)

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

At March 31, 2013, the unrealized loss on investment securities was caused by average life increases. We expect that these securities, at maturity, will be settled for at least the amortized cost of the investment. Because the decline in fair value is attributable to changes in average life and not credit quality, and because the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before recovery of the amortized cost basis less any current-period loss, these investments are not considered other-than-temporarily impaired. At March 31, 2013, there were no debt securities with unrealized losses with aggregate depreciation of 5% or more from the Company’s amortized cost basis.

Securities pledged had a fair value of $61,307,030 and $66,043,504 at March 31, 2013 and December 31, 2012, respectively and were pledged to secure public deposits and balances in excess of the deposit insurance limit on certain customer accounts.

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

The carrying amounts and estimated fair values of financial instruments, at March 31, 2013 and December 31, 2012 are as follows:

	Fair Value Measurements at March 31, 2013 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)	Total
Financial Assets:
Cash and cash equivalents	$71,684,099	$2,396,867	$69,287,232	$—	$71,684,099
Investment securities, available for sale	121,748,028	—	116,744,278	5,003,750	121,748,028
Loans receivable	78,043,708	—	—	78,627,320	78,627,320
Accrued interest receivable	585,200	—	258,508	326,692	585,200
Total Financial Assets	$272,061,035	$2,396,867	$186,290,018	$83,957,762	$272,644,647

Financial Liabilities:
Deposits	$247,954,853	$86,346,119	$161,452,544	$—	$247,798,663
Accrued interest payable	16,175	—	16,175	—	16,175
Total Financial Liabilities	$247,971,028	$86,346,119	$161,468,719	$—	$247,814,838

	Fair Value Measurements at December 31, 2012 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)	Total
Financial Assets:
Cash and cash equivalents	$77,728,426	$3,723,131	$74,005,295	$—	$77,728,426
Investment securities, available for sale	106,825,570	—	105,825,570	1,000,000	106,825,570
Loans receivable	80,218,050	—	—	80,432,242	80,432,242
Accrued interest receivable	617,833	—	262,577	355,256	617,833
Total Financial Assets	$265,389,879	$3,723,131	$180,093,442	$81,787,498	$265,604,071

Financial Liabilities:
Deposits	$240,701,206	$81,881,173	$158,706,059	$—	$240,587,232
Accrued interest payable	13,920	—	13,920	—	13,920
Total Financial Liabilities	$240,715,126	$81,881,173	$158,719,979	$—	$240,601,152

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

	Fair Value Measurements at March 31, 2013 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
FNMA MBS - Residential	$42,590,743	$—	$42,590,743	$—
GNMA MBS - Residential	4,967,939	—	4,967,939	—
Whole Loan MBS-
Residential	387,403	—	387,403	—
Collateralized mortgage obligations	60,788,218	—	60,788,218	—
Collateralized loan obligations	5,003,750	—	—	5,003,750
Corporate bonds	4,988,405	—	4,988,405	—
Other debt securities	3,021,570	—	3,021,570	—
Total Available for sale
Securities	$121,748,028	$—	$116,744,278	$5,003,750

	Fair Value Measurements at December 31, 2012 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
FNMA MBS - Residential	$35,005,261	$—	$35,005,261	$—
GNMA MBS - Residential	5,230,424	—	5,230,424	—
Whole Loan MBS-
Residential	490,125	—	490,125	—
Collateralized mortgage obligations	62,081,070	—	62,081,070	—
Collateralized loan obligations	1,000,000	—	—	1,000,000
Other debt securities	3,018,690	—	3,018,690	—
Total Available for sale
Securities	$106,825,570	$—	$105,825,570	$1,000,000
18

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2013:

Collateralized
Loan
Obligations

2013

Balance of recurring Level 3 assets at January 1:	$1,000,000
Total gains or losses for the period:	—
Included in earnings	—
Included in other comprehensive income	3,750
Purchases	4,000,000
Sales	—
Issuances	—

Settlements
Transfers into Level 3	—
Transfers out of Level 3	—
Balance of recurring Level 3 assets at March 31:	$5,003,750

The following table presents quantitative information about recurring Level 3 fair value measurement at March 31, 2013:

	Fair	Valuation	Unobservable
	Value	Techniques	Inputs	Range

Collateralized loan obligations	$5,003,750	Discounted cash flow	Collateral default rate	0%-2%
			Recovery probability	70%-100%

There were no transfers between levels from December 31, 2012 to March 31, 2013.

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

	Fair Value Measurements at March 31, 2013 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans Commercial Real Estate	$761,681	—	—	$761,681
Other real estate owned	342,867	—	—	342,867

	Fair Value Measurements at December 31, 2012 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans Commercial Real Estate	$934,034	—	—	$934,034
Other real estate owned	342,867	—	—	342,867

As of March 31, 2013, we had three impaired loans with specific reserves that were collateral dependent. Collateral dependent impaired loans, which are measured for impairment using the fair value of the collateral, had a carrying amount of $1,174,474, with a valuation allowance of $412,793 at that date. The valuation allowance decreased $425,738 from December 31, 2012 to March 31, 2013.

As of December 31, 2012, we had four impaired loans with specific reserves that were collateral dependent. Collateral dependent impaired loans, which are measured for impairment using the fair value of the collateral, had a carrying amount of $1,772,565, with a valuation allowance of $838,531 at that date.

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2013.

	Fair	Valuation	Unobservable
	Value	Techniques	Inputs	Range
Impaired loans- Commercial real estate	$531,512	Third Party Appraisal	Discount adjustment for differences in various costs.	0.01%
	63,284	Third Party Appraisal	Adjustments for differences between comparable sales.	2% - 4%
	166,885	Third Party Appraisal	Adjustments for differences in net operating income expectations	17% - 38%
			Adjustments for differences between comparable sales.	7% - 11%
Other real estate owned - commercial	261,792	Third Party Appraisal	Adjustments for differences in net operating income expectations	7% - 10%
			Capitalization Rate	9.00%
			Adjustments for differences between comparable sales	7% - 10%
Other real estate owned - residential	81,075	Third Party Appraisal	Adjustments for differences between comparable sales	2% - 6%
5.	LOANS RECEIVABLE, NET

Loans receivable, net at March 31, 2013 and December 31, 2012 are summarized as follows:

	March 31,	December 31,
	2013	2012
Commercial loans (principally variable rate):
Secured	$1,771,369	$2,050,728
Unsecured	15,639,783	16,502,920
Total commercial loans	17,411,152	18,553,648
Real estate loans:
Commercial	55,851,860	56,698,844
Residential	2,485,639	2,498,603
Total real estate loans	58,337,499	59,197,447

Construction loans (net of undisbursed funds of $2,445,000 and $2,854,500, respectively)	2,716,974	3,112,477
Consumer loans	567,443	565,573
Other loans	562,007	768,790
	1,129,450	1,334,363
Total loans receivable	79,595,075	82,197,935
Less:
Unearned loans fees, net	(234,353)	(226,364)
Allowance for loan losses	(1,317,014)	(1,753,521)
Total	$78,043,708	$80,218,050
21

Nonaccrual loans outstanding at March 31, 2013 and December 31, 2012 are summarized as follows:

	March 31,	December 31,
	2013	2012
Nonaccrual loans:
Commercial real estate	$5,263,600	$5,923,090
Residential real estate	—	—
Construction	467,500	467,500
Total nonaccrual loans	$5,731,100	$6,390,590

	March 31,	December 31,
	2013	2012
Interest income that would have been recorded during the period on nonaccrual loans outstanding in accordance with original terms	$113,849	$478,556

At March 31, 2013 and December 31, 2012, there were no loans 90 days past due and still accruing interest.

The following table presents the aging of the past due loan balances as of March 31, 2013 and December 31, 2012 by class of loans:

March 31, 2013		30-59	60-89	Greater		Loans
		Days	Days	than 90 Days	Total	Not
	Total	Past Due	Past Due	Past Due	Past Due	Past Due

Commercial loans:
Unsecured	$15,639,783	$166,693	$—	$—	$166,693	$15,473,090
Secured	1,771,369	—	90,814	—	90,814	1,680,555
Real Estate loans
Commercial	55,851,860	1,710,660	895,062	5,263,600	7,869,322	47,982,538
Residential	2,485,639	—	—	—	—	2,485,639
Construction loans	2,716,974	—	—	467,500	467,500	2,249,474
Consumer loans	567,443	—	—	—	—	567,443
Other loans	562,007	—	—	—	—	562,007
Total loans	$79,595,075	$1,877,353	$985,876	$5,731,100	$8,594,329	$71,000,746
22

December 31, 2012		30-59	60-89	Greater		Loans
		Days	Days	than 90 Days	Total	Not
	Total	Past Due	Past Due	Past Due	Past Due	Past Due

Commercial loans:
Unsecured	$16,502,920	$4,599	$—	$—	$4,599	$16,498,321
Secured	2,050,728	—	91,649	—	91,649	1,959,079
Real Estate loans
Commercial	56,698,844	1,946,281	150,000	5,923,090	8,019,371	48,679,473
Residential	2,498,603	—	—	—	—	2,498,603
Construction loans	3,112,477	—	—	467,500	467,500	2,644,977
Consumer loans	565,573	—	2,903	—	2,903	562,670
Other loans	768,790	—	—	—	—	768,790
Total loans	$82,197,935	$1,950,880	$244,552	$6,390,590	$8,586,022	$73,611,913

Nonaccrual loans include smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

Loans individually evaluated for impairment were as follows:

	March 31,	December 31,
	2013	2012
Loans with no allocated allowance for loan losses:
Commercial real estate	$3,872,269	$3,924,469
Construction	467,500	467,500
Residential real estate	—	—
Loans with allocated allowance for loan losses:
Commercial real estate	1,174,474	1,772,565
	$5,514,243	$6,164,534

Amount of the allowance for loan losses allocated:
Commercial real estate	$412,793	$838,531

	$412,793	$838,531
23

The following table sets forth certain information about impaired loans with a measured impairment:

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2013	2012
Average of individually impaired loans during period:
Commercial real estate	$5,146,870	$7,734,655
Construction	467,500	397,500
Residential real estate	—	1,466,667
	$5,614,370	$9,598,822

Interest income recognized during time period that loans were impaired, either using accrual or cash-basis method of accounting	$39,940	$—

Troubled Debt Restructurings:

The Company has allocated $63,927 and $63,329 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings (“TDRs”) as of March 31, 2013 and December 31, 2012, respectively. The Company has not committed to lend any additional amounts to customers with outstanding loans that are classified as TDRs.

The outstanding principal balance of trouble debt restructurings at March 31, 2013 was $5,822,741 and at December 31, 2012 was $5,826,633. None of the loans currently classified as TDRs have defaulted during the first quarter of 2013. These TDRs are all current and are paying under the modified arrangements.

There were no other loans that were modified during the three months ended March 31, 2013 that did not meet the definition of a TDR. Modification of loans that do not meet the definition of a TDR involve either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification.

The troubled debt restructurings described above required an additional allowance of $598 during the period ended March 31, 2013.

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

24

The following table sets forth at March 31, 2013 and December 31, 2012, the aggregate carrying value of our assets categorized as Special Mention, Substandard and Doubtful according to asset type:

	At March 31, 2013

	Special			Not
	Mention	Substandard	Doubtful	Classified	Total

Commercial Loans:
Secured	$—	$90,814	$—	$1,680,555	$1,771,369
Unsecured	194,703	—	—	15,445,080	15,639,783
Commercial Real Estate	4,741,709	6,801,852	—	44,308,299	55,851,860
Residential Real Estate	—	2,163,002	—	322,637	2,485,639
Construction	—	467,500	—	2,249,474	2,716,974
Consumer	—	—	—	567,443	567,443
Other	3,434	—	—	558,573	562,007
Total loans	$4,939,846	$9,523,168	$—	$65,132,061	$79,595,075
Real estate owned	—	342,867	—	—	342,867
Total assets	$4,939,846	$9,866,035	$—	$65,132,061	$79,937,942

	At December 31, 2012

	Special			Not
	Mention	Substandard	Doubtful	Classified	Total

Commercial Loans:
Secured	$91,649	$—	$—	$1,959,079	$2,050,728
Unsecured	63,032	—	—	16,439,888	16,502,920
Commercial Real Estate	5,820,246	6,570,971	—	44,307,627	56,698,844
Residential Real Estate	—	2,174,455	—	324,148	2,498,603
Construction	—	467,500	—	2,644,977	3,112,477
Consumer	—	—	—	565,573	565,573
Other	3,746	—	—	765,044	768,790
Total loans	$5,978,673	$9,212,926	$—	$67,006,336	$82,197,935
Real estate owned	—	342,867	—	—	342,867
Total assets	$5,978,673	$9,555,793	$—	$67,006,336	$82,540,802
25

The following table presents the balance in the allowance for loan losses and the recorded balance in loans, by portfolio segment, and based on impairment method as of March 31, 2013 and December 31, 2012:

March 31, 2013

	Commercial	Commercial		Commercial	Residential	Other
	Unsecured	Secured	Construction	Real Estate	Real Estate	Loans	Total

Allowance for loan losses:
Ending allowance balance attributable to loans
Individually evaluated for impairment	$—	$4,541	$—	$447,404	$—	$—	$451,945
Collectively evaluated for impairment	412,012	12,783	17,111	396,307	2,132	24,724	865,069
Total ending allowance balance	$412,012	$17,324	$17,111	$843,711	$2,132	$24,724	$1,317,014

Loans:
Individually evaluated for impairment	$—	$90,814	$467,500	$6,801,852	$2,163,002	$—	$9,523,168
Collectively evaluated for impairment	15,639,783	1,680,555	2,249,474	49,050,008	322,637	1,129,450	70,071,907
Total ending loans balance	$15,639,783	$1,771,369	$2,716,974	$55,851,860	$2,485,639	$1,129,450	$79,595,075

December 31, 2012

	Commercial	Commercial		Commercial	Residential	Other
	Unsecured	Secured	Construction	Real Estate	Real Estate	Loans	Total

Allowance for loan losses:
Ending allowance balance attributable to loans
Individually evaluated for impairment	$—	$—	$—	$853,108	$—	$—	$853,108
Collectively evaluated for impairment	425,495	18,790	16,282	394,091	4,528	41,227	900,413
Total ending allowance balance	$425,495	$18,790	$16,282	$1,247,199	$4,528	$41,227	$1,753,521

Loans:
Individually evaluated for impairment	$—	$—	$467,500	$6,570,971	$2,174,455	$—	$9,212,926
Collectively evaluated for impairment	16,502,920	2,050,728	2,644,977	50,127,873	324,148	1,334,363	72,985,009
Total ending loans balance	$16,502,920	$2,050,728	$3,112,477	$56,698,844	$2,498,603	$1,334,363	$82,197,935

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2013 and the year ended December 31, 2012.

Three months ended March 31, 2013

	Commercial	Commercial		Commercial	Residential	Other
	Unsecured	Secured	Construction	Real Estate	Real Estate	Loans	Total

Allowance for loan losses:
Beginning balance	$425,495	$18,790	$16,282	$1,247,199	$4,528	$41,227	$1,753,521
Provision for loan losses	(34,513)	(1,466)	829	179,160	(6,407)	(17,603)	120,000
Loans charged-off	—	—	—	(582,648)	—	—	(582,648)
Recoveries	21,030	—	—	—	4,011	1,100	26,141
Total ending allowance balance	$412,012	$17,324	$17,111	$843,711	$2,132	$24,724	$1,317,014

Three months ended March 31, 2012

	Commercial	Commercial		Commercial	Residential	Other
	Unsecured	Secured	Construction	Real Estate	Real Estate	Loans	Total

Allowance for loan losses:
Beginning balance	$474,686	$12,356	$34,184	$780,820	$672	$40,302	$1,343,020
Provision for loan losses	103,300	1,294	6,503	55,321	3,370	5,212	175,000
Loans charged-off	(100,757)	—	—	—	—	—	(100,757)
Recoveries	24,550	—	—	—	—	100	24,650
Total ending allowance balance	$501,779	$13,650	$40,687	$836,141	$4,042	$45,614	$1,441,913

Year ended December 31, 2012

	Commercial	Commercial		Commercial	Residential	Other
	Unsecured	Secured	Construction	Real Estate	Real Estate	Loans	Total

Allowance for loan losses:
Beginning balance	$474,686	$12,356	$34,184	$780,820	$672	$40,302	$1,343,020
Provision for loan losses	(59,686)	6,434	(17,902)	440,304	(23,785)	9,635	355,000
Loans charged-off	(100,757)	—	—	(16,675)	—	(10,917)	(128,349)
Recoveries	111,252	—	—	42,750	27,641	2,207	183,850
Total ending allowance balance	$425,495	$18,790	$16,282	$1,247,199	$4,528	$41,227	$1,753,521
26

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition at March 31, 2013

Total assets were $276,676,726 at March 31, 2013, an increase of $6,972,355, or 2.6%, from December 31, 2012. The increase resulted from the investment of funds available to us as the result of retained earnings and an increase in deposits. The deposit increase was caused generally by our efforts to grow our franchise and specifically by the deposit increases at our branch offices. We invested these funds primarily in the purchase of new investment securities. The principal changes resulting in the net increase in assets can be summarized as follows:

●	a $14,922,458 net increase in investment securities available for sale partially offset by

●	a $ 6,044,327 net decrease in cash and cash equivalents and

●	a $ 2,174,342 net decrease in loans receivable, net.

In addition to these changes in major asset categories, we also experienced changes in other asset categories due to normal fluctuations in operations.

Our deposits (including escrow deposits) were $247,954,853 at March 31, 2013, an increase of $7,253,647 or 3.0%, from December 31, 2012 as a result of our active solicitation of retail deposits to increase funds for investment. The aggregate increase in deposits resulted from increases of $4,464,946 in non-interest demand deposits, $1,870,882 in time deposits, $1,687,301 in savings accounts, $151,841 in escrow deposits and $68,264 in money market accounts, partially offset by a decrease of $989,587 in NOW accounts.

Total stockholders’ equity was $27,729,351 at March 31, 2013, a decrease of $24,620, or 0.09%, from December 31, 2012. The decrease reflected: (i) a $103,088 increase in retained earnings due to net income of $209,871 for the three months ended March 31, 2013, partially offset by $106,783 of dividends paid in 2013; (ii) a reduction of $42,270 in Unearned ESOP shares reflecting the gradual payment of the loan we made to fund the ESOP’s purchase of our stock and (iii) a decrease in the net unrealized gain on securities available for sale of $184,611.

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

Making permanent residential mortgage loans is not a material part of our business, and our investments in mortgage-backed securities and collateralized mortgage obligations have been made with a view towards avoiding the types of securities that are backed by low quality mortgage-related assets. However, one of the primary focuses of our local business is receiving deposits from, and making loans to, businesses involved in the construction and building trades industry on Staten Island. Construction loans represented a significant component of our loan portfolio, reaching 39.8% of total loans at year end 2005. As we monitored the economy and the strength of the local construction industry, we elected to reduce our portfolio of construction loans. By March 31, 2013, the percentage had declined to 3.4%. However, developers and builders provide not only a source of loans, but they also provide us with deposits and other business. The weakness in the economy has had an adverse effect on some of our customers and potential customers, making it more difficult for us to find satisfactory loan opportunities. This compelled us to invest in lower yielding securities instead of higher-yielding loans. This has and may continue to reduce our net income.

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

Effects of Hurricane Sandy

Hurricane Sandy has had a devastating effect on the homes and businesses of New York City, especially Staten Island. We opened four of five locations (all located in Richmond County) the day after the Hurricane and they are in full operation. We re-opened the fifth location in February 2013 and all retail banking services are fully operational. While Hurricane Sandy did not have a significant effect on our operations, we incurred expenses of approximately $300,000 to remediate and reconstruct one of our branches that suffered sewer backup, water and wind driven rain damage. We have received insurance proceeds of $224,133 to help defray those costs. In the aftermath of Sandy, we had waived deposit service charges and late fees to those affected customers.

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

As we are primarily a commercial lender, we did not have residential loans that were negatively affected. We received 12 requests for either one or two month payment deferrals on commercial loans, which we granted. All twelve resumed their payments.

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

We are still assessing the full impact of Hurricane Sandy, including the effects on the allowance for loan losses and the loan portfolio, and we will address any of the associated issues as they arise.

Results of Operations for the Three Months Ended March 31, 2013 and March 31, 2012

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

General. We had net income of $209,871 for the three months ended March 31, 2013, compared to net income of $281,628 for the comparable period in 2012. The principal categories which make up the 2013 net income are:

●	Interest income of $2,069,577

●	Reduced by interest expense of $213,014

●	Reduced by a provision for loan losses of $120,000

●	Increased by non-interest income of $610,601

●	Reduced by non-interest expense of $1,960,291

●	Reduced by income tax expense of $177,002
29

We discuss each of these categories individually and the reasons for the differences between the three months ended March 31, 2013 and 2012 in the following paragraphs.

Interest Income. Interest income was $2,069,577 for the three months ended March 31, 2013, compared to $2,312,672 for the three months ended March 31, 2012, a decrease of $243,095 or 10.5%. The main reason for the decline was a 73 basis point decrease in the yield on investment securities, partially offset by a $7,634,178 increase in average balance on investment securities between the periods, which combined to cause a $162,659 decline in interest income on investment securities.

Interest income on loans decreased by $97,307 as a result of a decrease of $1.1 million in the average balance of loans and a 13 basis point decrease in the average yield, from the three months ended March 31, 2012 to the three months ended March 31, 2013. There was a $4,274,693 decrease in our average non-performing loans, from $10.3 million in the three months ended March 31, 2012 to $6.0 million in the same period ended 2013. During the period in which interest is not being paid, non-performing loans continue to be included in the calculation of average loan yield, but with an effective yield of zero. We estimate that if all non-performing loans were performing according to their contractual terms during the three months ended March 31, 2013, our average loan yield would have been approximately 14 basis points higher. In contrast, we estimate that the comparable effect in 2012 period would have been approximately a 33 basis point increase in average loan yield. Substantially all of the non-accrual loans are secured by mortgages on real estate.

Interest rate floors on most of our loans have helped to stabilize interest income from the loan portfolio, but these floors will have the effect of limiting increases in our income until the prime rate rises above 6%.

We experienced a 73 basis point decrease in the average yield on our investment securities portfolio, from 2.90% to 2.17%, due to the purchase of new investment securities at lower market rates than the rates we had been earning on the investment securities previously purchased that were gradually being repaid. The average balance of our investment portfolio increased by $7.6 million, or 6.9%, between the periods. The investment securities portfolio represented 62.1% of average non-loan interest earning assets in the 2013 period compared to 71.3% in the 2012 period.

Interest income from other interest earning assets (principally overnight investments) increased by $16,871 due to an increase in the yield of 1 basis point from 0.22% for the three months ended March 31, 2012 to 0.23% for the same period ended March 31, 2013. In addition, the average balance of our other interest earning assets increased by $27.5 million between the periods because we elected to invest most of the available funds in overnight investments rather than tie them up in longer term investment securities which were available only at relatively low yields.

Interest Expense. Interest expense was $213,014 for the three months ended March 31, 2013, compared to $214,491 for the three months ended March 31, 2012, a decrease of $1,477 or 0.7%. The decrease was the result of a reduction in the rates we paid on deposits between the periods, principally a 16 basis point decrease in money market account rates and a 10 basis point decrease in the cost of Now account deposits, due to the continuing low market interest rates, partially offset by a 12 basis point increase in the cost of savings accounts. As a result, our average cost of funds, excluding the effect of interest-free demand deposits, decreased to 0.53% from 0.61% between the periods.

Net Interest Income Before Provision for Loan Losses. Net interest income before the provision for loan losses was $1,856,563 for the three months ended March 31, 2013, compared to $2,098,181 for the three months ended March 31, 2012, a decrease of $241,618, or 11.5%. The decrease was because the reduction in our interest income was greater than the reduction in our cost of funds when comparing the three months ended March 31, 2013 to the same period ended 2012. The average yield on interest earning assets declined by 75 basis points, while the average cost of funds declined by 8 basis points. The reduction in the yield on assets was principally due to the 73 basis point drop in the yield on investment securities, the 13 basis point drop in the yield on loans and the increase in low yielding overnight investments as a percentage of total interest-earning assets. The decline in the cost of funds was driven principally by the 16 basis point decrease in money market accounts and the 10 basis point decrease in the cost of NOW accounts , partially offset by a 12 basis point increase in cost of savings accounts. Overall, our interest rate spread declined 67 basis points, from 3.20% to 2.53% between the periods. Correspondingly, our net interest margin decreased to 2.74% for the three months ended March 31, 2013 from 3.45% in the same period of 2012. The margin is higher than the spread because it takes into account the effect of interest free demand deposits and capital.

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

Provision for Loan Losses. The provision for loan losses in any period depends upon the amount necessary to bring the allowance for loan losses to the level management believes is appropriate, after taking into account charge offs and recoveries. We took a provision for loan losses of $120,000 for the three months ended March 31, 2013 compared to a provision for loan losses of $175,000 for the same period in 2012. The $55,000 decrease in the provision was a result of a lower level of non-performing loans and total loans, despite a higher level of charge-offs..

We experienced a decrease of $1,430,136 in non-performing loans from $7,161,236 at March 31, 2012 to $5,731,100 at March 31, 2013. Most of those loans are secured by real estate. We individually evaluated the non-performing mortgage loans based primarily upon updated appraisals as part of our analysis of the appropriate level of our allowance for loan and lease losses. We charged-off $582,648 of loans for the three months ended March 31, 2013 as compared to charge-offs of $100,757 for the same period in 2012. We also had recoveries (which are added back to the allowance for loan losses) of $26,141 for the three months ended March 31, 2013 as compared to $24,650 in the same period of 2012.

After considering other matters that increased or decreased the allowance, we determined that the level of our allowance at March 31, 2013 was appropriate to address inherent losses. Overall, our allowance for loan losses decreased from $1,441,913 or 1.74% of total loans, at March 31, 2012 to $1,317,014 or 1.65% of total loans, at March 31, 2013. There can be no assurance that a higher level, or a higher provision for loan losses, will not be necessary in the future.

Non-interest Income. Non-interest income was $610,601 for the three months ended March 31, 2013, compared to $620,725 during the same period last year. The $10,124, or 1.6%, decrease in non-interest income was a direct result of a $43,967 decrease in service charges on deposits, partially offset by an increase of $23,469 in other income primarily due to a $17,571 gain on the sale of a fixed asset. Service charges on deposits consist mainly of insufficient fund fees, which are inherently volatile, and are based upon the number of items being presented for payment against insufficient funds.

Non-interest Expense. Non-interest expense was $1,960,291 for the three months ended March 31, 2013, compared to $2,024,745 for the three months ended March 31, 2012, a decrease of $64,454 or 3.2%. The principal shifts in the individual categories were:

●	a $43,402 decrease in occupancy expense due to a reimbursement by our insurance carrier on monies expensed in the remediation and rebuilding of our Dongan Hills branch, which sustained damage during Hurricane Sandy;

●	a $38,920 decrease in salaries and benefits due to reduced level of staffing;

●	a $17,846 decrease in legal expense due to a lower level of collections;

●	a $16,775 decrease in director’s fee due to decreased frequency of meetings; partially offset by

●	a $28,930 increase in other non-interest expenses due to a $10,269 increase in the cost of holding real estate, a $9,000 increase in the costs of regulatory filings and a $7,055 increase in the costs of operating our ATM’s; and

●	a $22,287 increase in computer expenses due to a recent rise in software contract expense.

In addition to these changes, we also experienced changes in the various other non-interest expenses categories due to normal fluctuations in operations.

Income Tax Expense. Income tax expense was $177,002 for the three months ended March 31, 2013, compared to income tax expense of $237,533 for the same period ended 2012. The decrease in income tax expense was due to the $132,288 decrease in income before income taxes in the 2013 period. Our effective tax rate for the three months ended March 31, 2013 and 2012 was 45.8%.

VSB Bancorp, Inc.

Consolidated Average Balance Sheets

(unaudited)

	Three				Three
	Months Ended				Months Ended
	March 31, 2013				March 31, 2012
	Average			Yield/	Average			Yield/
	Balance		Interest	Cost	Balance		Interest	Cost

Assets:
Interest-earning assets:
Loans receivable	$81,316,512		$1,399,141	6.84%	$82,459,455		$1,496,448	6.97%
Investment securities, afs	117,609,978		629,911	2.17	109,975,800		792,570	2.90
Other interest-earning assets	71,730,979		40,525	0.23	44,215,778		23,654	0.22
Total interest-earning assets	270,657,469		2,069,577	3.06	236,651,033		2,312,672	3.81

Non-interest earning assets	6,594,799				7,220,609
Total assets	$277,252,268				$243,871,642

Liabilities and equity:
Interest-bearing liabilities:
Savings accounts	$21,951,820		18,504	0.34	$17,400,080		9,608	0.22
Time accounts	75,894,643		128,591	0.69	65,622,245		125,955	0.77
Money market accounts	32,260,499		50,596	0.64	28,608,240		56,712	0.80
Now accounts	32,327,912		15,323	0.19	30,432,546		22,216	0.29
Total interest-bearing liabilities	162,434,874		213,014	0.53	142,063,111		214,491	0.61
Checking accounts	85,981,493				73,057,277
Escrow deposits	217,956				305,576
Total deposits	248,634,323				215,425,964
Other liabilities	813,579				1,244,726
Total liabilities	249,447,902				216,670,690
Equity	27,804,366				27,200,952
Total liabilities and equity	$277,252,268				$243,871,642

Net interest income/net interest rate spread			$1,856,563	2.53%			$2,098,181	3.20%

Net interest earning assets/net interest margin	$108,222,595			2.74%	$94,587,922			3.45%

Ratio of interest-earning assets to interest-bearing liabilities	1.67	x			1.67	x

Return on Average Assets (1)	0.29%				0.40%
Return on Average Equity (1)	2.84%				3.62%
Tangible Equity to Total Assets	10.02%				10.84%
(1)	Ratios have been annualized.
33

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

During the three months ended March 31, 2013, we had a net increase in total deposits of $7,253,647 due to increases of $4,464,946 in non-interest demand deposits, $1,870,882 in time deposits, $1,687,301 in savings accounts, $151,841 in escrow deposits and $68,264 in money market accounts, partially offset by a decrease of $989,587 in NOW accounts. These are all what are commonly known as “retail” deposits that we obtain through the efforts of our branch network rather than “wholesale” deposits that some banks obtain from deposit brokers. We also received proceeds from repayment of investment securities of $9,105,243. We used $24,496,847 of available funds to purchase new investment securities and we had a net loan decrease of $2,073,064. These changes resulted in an overall decrease in cash and cash equivalents of $6,044,327. Total cash and cash equivalents at March 31, 2013 were $71,684,099.

In contrast, during the three months ended March 31, 2012, we had a net increase in total deposits of $8,579,358 due to increases of $3,981,987 in non-interest demand deposits, $3,686,645 in money market accounts, $1,305,208 in NOW accounts, $274,122 in savings accounts and $126,894 in escrow deposits, partially offset by a decrease of $795,498 in time deposits. We also received proceeds from repayment of investment securities of $9,100,838. We used $18,755,966 of available funds to purchase new investment securities and we had a net loan increase of $910,888. These changes resulted in an overall decrease in cash and cash equivalents of $1,735,480. Total cash and cash equivalents at March 31, 2012 were $46,372,193.

At March 31, 2013, cash and cash equivalents represented 25.9% of total assets. Our cash and cash equivalents decreased as we deployed more funds into investment securities which will enable us to generate higher interest income. We maintain a higher level of cash and cash equivalents to help buffer the adverse effects of potential, future rising interest rates. We anticipate, based upon historical experience that these funds, combined with cash inflows we anticipate from payments on our loan and investment securities portfolios, will be sufficient to fund loan growth and unanticipated deposit outflows. Depending upon competitive pressures, we may need to implement interest-paying business checking in order to maintain demand deposits at historical levels or to increase such deposits.

As a secondary source of liquidity, at March 31, 2013 we had $121.7 million of investment securities classified available for sale. The disposition of these securities prior to maturity is an option available to us in the event, which we believe is unlikely, that our primary sources of liquidity and expected cash flows are insufficient to meet our need for funds. Additionally, we have the ability to borrow funds at the Federal Home Loan Bank of New York and the Federal Reserve Bank of New York using securities in our investment portfolio as collateral if the need arises. Based upon our asset size and the amount of our securities portfolio that qualifies as eligible collateral, we had more than $88.9 million of unused borrowing capability from the FHLBNY at March 31, 2013. Victory State Bank also has a $2 million unsecured credit facility with Atlantic Central Bankers Bank, which the Bank has not drawn upon. We do not anticipate a need for additional capital resources and do not expect to raise funds through a stock offering in the near future. We have sufficient resources to allow us to continue to make loans as appropriate opportunities arise without having to rely on government funds to support our lending activities.

Victory State Bank satisfied all capital ratio requirements of the Federal Deposit Insurance Corporation at March 31, 2013, with a Tier I Leverage Capital ratio of 9.27%, a Tier I Capital to Risk-Weighted Assets ratio of 26.03%, and a Total Capital to Risk-Weighted Assets ratio of 27.28%.

The following table sets forth our contractual obligations and commitments for future lease payments, time deposit maturities and loan commitments.

Contractual Obligations and Commitments at March 31, 2013

Contractual Obligations	Payment due by Period

	Less than	One to three	Four to five	After	Total Amounts
	One Year	years	years	five years	committed

Minimum annual rental payments under non-cancelable operating leases	$432,011	$844,871	$546,853	$539,298	$2,363,033

Remaining contractual maturities of time deposits	62,369,971	5,735,241	5,218,374	—	73,323,586
Total contractual cash obligations	$62,801,982	$6,580,112	$5,765,227	$539,298	$75,686,619

Other commitments	Amount of commitment Expiration by Period

	Less than	One to three	Four to five	After	Total Amounts
	One Year	years	years	five years	committed

Loan commitments	$13,427,839	$2,000,534	$645,000	$—	$16,073,373

Non-Performing Loans

Management closely monitors non-performing loans and other assets with potential problems on a regular basis. We had eighteen non-performing loans, totaling $5,731,100 at March 31, 2013, compared to nineteen non-performing loans, totaling $6,390,590 at December 31, 2012. Non-performing loans totaled 7.20% of total loans at March 31, 2013 compared to 7.77% of total loans at December 31, 2012. We have always followed a hands-on approach to dealing with our past due borrowers that we believe is sufficiently aggressive to maximize recovery.

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

The following is information about the eight largest non-performing loans and the associated relationships, totaling $4,370,916, or 76.3% of our non-performing loans, by outstanding principal balance at March 31, 2013. Management believes it has taken appropriate steps with a view towards maximizing recovery and minimizing loss, if any, on these loans.

●	$1,224,198 in two commercial real estate loans. The loans, made to two individuals, are secured by a first mortgage and second mortgage on two pieces of real estate in Staten Island. The borrowers are actively pursuing the sale of these properties. We commenced a foreclosure proceeding and we have obtained a money judgment on one of the loans that is a lien on their personal residence.

●	$826,054 in a commercial real estate loan. The loan is secured by a first mortgage on the property in Staten Island. The loan is guaranteed personally by the principals of the borrower. The borrower signed a forbearance agreement during the fourth quarter of 2012 which includes a modified payment arrangement. We received a $145,000 upfront payment and the borrower agreed to make monthly payments. We agreed to hold the previously commenced foreclosure proceedings in abeyance as long as there is performance under the forbearance agreement. The borrower has defaulted on the payments according to the forbearance agreement and we are petitioning the judge to resume the foreclosure action.
35

●	$780,000 in a commercial real estate loan, which is secured by a first mortgage on property in Queens. We have commenced a foreclosure action and we are at the stage of the finalization of a referee’s report on the amount due so we can sell the property. However, a guarantor of the loan, who is a party to the foreclosure action, has filed a bankruptcy petition, which automatically stays the foreclosure. We are filing a motion to lift the stay so we can complete the foreclosure. We had previously commenced a separate action seeking a money judgment against the borrower and the guarantors on a separate loan and property because of the first mortgagor started a foreclosure action. The first mortgagor took back the property in a foreclosure sale in 2013 and we subsequently charged-off that loan. We were granted summary judgment in the money judgment action in 2012 for $764,226.65, including principal, interest and costs, and have been aggressively pursuing collection but collection proceedings against the principal individual guarantor have been stayed due to the same bankruptcy filing.

●	$574,164 in a commercial real estate loan. The loan was secured by a second mortgage on the property in Staten Island and guaranteed personally by the principals of the borrower. The loan was paid in full in April 2013.

●	$499,000 in a commercial real estate loan on property in Staten Island that is leased to a restaurant. The loan is secured by a first mortgage on the property and a second mortgage on other commercial real estate collateral. The loan is guaranteed personally by the principals of the borrower and we have a security interest in the business. We have commenced foreclosure proceedings.

●	$467,500 in two construction loans. The loans are secured by a first and second mortgage on property in Staten Island. The loans are guaranteed personally by the principals of the borrower. The borrower signed a forbearance agreement in October, 2012 and has received a certificate of occupancy on the property. The borrowers executed a second forbearance agreement in April 2013.

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

Retirement of Director

Director Cutrona, an original organizer of Victory State Bank and VSB Bancorp, Inc., has retired effective April 30th, 2013. The Boards of Directors thank him for his many years of dedicated service to the Bank and to the Company. He was designated Director Emeritus. The Boards of Directors has simultaneously reduced the number of authorized directors to eight.

Item 3 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures: As of March 31, 2013, we undertook an evaluation of our disclosure controls and procedures under the supervision and with the participation of Raffaele M. Branca, President and CEO and Jonathan B. Lipschitz, Vice President and Controller. Disclosure controls are the systems and procedures we use that are designed to ensure that information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934 (such as annual reports on Form 10-K and quarterly periodic reports on Form 10-Q) is recorded, processed, summarized and reported, in a manner which will allow senior management to make timely decisions on the public disclosure of that information. Mr. Branca and Mr. Lipschitz concluded that our current disclosure controls and procedures are effective in ensuring that such information is (i) collected and communicated to senior management in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Since our last evaluation of our disclosure controls, we have not made any significant changes in, or taken corrective actions regarding, either our internal controls or other factors that could significantly affect those controls.

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

Part II

Item 1 – Legal Proceedings

VSB Bancorp, Inc. is not involved in any pending legal proceedings. Victory State Bank, from time to time, is involved in routine collection proceedings in the ordinary course of business on loans in default. Management believes that such other routine legal proceedings in the aggregate are immaterial to our financial condition or results of operations.

Signature Page

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VSB Bancorp, Inc.

Date: May 14, 2013	/s/ Raffaele M. Branca
Raffaele M. Branca
President, CEO and Principal Executive Officer

Date: May 14, 2013	/s/ Jonathan B. Lipschitz
Jonathan B. Lipschitz
Vice President, Controller and Principal
Accounting Officer
38

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
39