Form 10-Q
period 2013-06-30
VSB BANCORP INC
filed 2013-08-13
CIK 1225874

UNITED STATES

SECURITY AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20849

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2013

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

The Registrant had 1,785,309 common shares outstanding as of August 9, 2013.

CROSS REFERENCE INDEX

		Page

	PART I

Item 1	Consolidated Statements of Financial Condition as of June 30, 2013 and December 31, 2012 (unaudited)	4
	Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2013 and 2012 (unaudited)	5
	Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2013 and 2012 (unaudited)	6
	Consolidated Statements of Changes in Stockholders’ Equity for Each of the Quarters in the Six Months Period Ended June 30, 2013 and the Year Ended December 31, 2012 (unaudited)	6
	Consolidated Statements of Cash Flows for the Three and Six Months Ended June 30, 2013 and 2012 (unaudited)	7
	Notes to Consolidated Financial Statements for the Three and Six Months Ended June 30, 2013 and 2012 (unaudited)	8 to 28

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29 to 42

Item 3	Control and Procedures	42

	PART II

Item 1	Legal Proceedings	42

Signature Page		43

	Exhibit 31.1, 31.2, 32.1, 32.2	45 to 48

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

VSB Bancorp, Inc.

Consolidated Statements of Financial Condition

(unaudited)

	June 30,	December 31,
	2013	2012

Assets:
Cash and due from banks	$87,870,716	$77,728,426
Investment securities, available for sale	47,231,181	106,825,570
Investment securities, held to maturity (fair value 2013 - $81,017,271)	81,806,710	—
Loans receivable	76,817,882	81,971,571
Allowance for loan loss	(1,251,587)	(1,753,521)
Loans receivable, net	75,566,295	80,218,050
Bank premises and equipment, net	2,102,024	2,097,356
Accrued interest receivable	547,978	617,833
Other assets	2,197,837	2,217,136
Total assets	$297,322,741	$269,704,371

Liabilities and stockholders’ equity:
Liabilities:
Deposits:
Demand and checking	$94,477,102	$81,881,173
NOW	37,816,814	33,394,785
Money market	37,917,280	33,023,373
Savings	23,949,976	20,871,593
Time	74,270,972	71,452,704
Total deposits	268,432,144	240,623,628
Escrow deposits	293,478	77,578
Accounts payable and accrued expenses	1,303,011	1,249,194
Total liabilities	270,028,633	241,950,400

Stockholders’ equity:
Common stock ($.0001 par value, 10,000,000 shares authorized, 1,989,509 issued, 1,785,309 outstanding at June 30, 2013 and at December 31, 2012)	199	199
Additional paid in capital	9,310,065	9,257,167
Retained earnings	19,555,654	19,336,280
Treasury stock, at cost (204,200 shares at June 30, 2013 and at December 31, 2012)	(2,068,898)	(2,068,898)
Unearned Employee Stock Ownership Plan shares	(140,899)	(225,438)
Accumulated other comprehensive income, net of taxes of $538,026 and $1,226,742, respectively	637,987	1,454,661

Total stockholders’ equity	27,294,108	27,753,971

Total liabilities and stockholders’ equity	$297,322,741	$269,704,371

See notes to consolidated financial statements.

VSB Bancorp, Inc.

Consolidated Statements of Operations

(unaudited)

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Interest and dividend income:
Loans receivable	$1,426,556	$1,507,750	$2,825,697	$3,004,198
Investment securities	646,140	789,865	1,276,051	1,582,435
Other interest earning assets	43,534	24,418	84,059	48,072
Total interest income	2,116,230	2,322,033	4,185,807	4,634,705

Interest expense:
NOW	16,870	21,342	32,193	43,558
Money market	49,519	58,159	100,115	114,871
Savings	19,429	9,592	37,933	19,200
Time	117,232	103,897	245,823	229,852
Total interest expense	203,050	192,990	416,064	407,481

Net interest income	1,913,180	2,129,043	3,769,743	4,227,224
Provision for loan loss	15,000	65,000	135,000	240,000
Net interest income after provision for loan loss	1,898,180	2,064,043	3,634,743	3,987,224

Non-interest income:
Loan fees	11,276	10,582	23,733	19,592
Service charges on deposits	511,880	548,557	1,020,631	1,101,275
Net rental income	18,250	14,219	35,236	24,278
Other income	99,532	54,873	171,939	103,811
Total non-interest income	640,938	628,231	1,251,539	1,248,956

Non-interest expenses:
Salaries and benefits	1,001,721	939,152	1,951,084	1,927,435
Occupancy expenses	326,602	357,336	654,345	728,481
Legal expense	51,298	70,276	113,160	149,984
Professional fees	82,200	86,061	170,972	169,061
Computer expense	79,048	65,180	152,823	116,668
Directors’ fees	67,900	72,000	124,250	145,125
FDIC and NYSBD assessments	58,000	60,000	115,000	121,500
Other expenses	461,108	356,774	806,534	673,270
Total non-interest expenses	2,127,877	2,006,779	4,088,168	4,031,524

Income before income taxes	411,241	685,495	798,114	1,204,656

Provision/(benefit) for income taxes:
Current	99,330	431,673	101,623	728,919
Deferred	88,842	(118,035)	263,551	(177,748)
Total provision for income taxes	188,172	313,638	365,174	551,171

Net income	$223,069	$371,857	$432,940	$653,485
Earnings per share:
Basic	$0.13	$0.21	$0.24	$0.37
Diluted	$0.13	$0.21	$0.24	$0.37
Comprehensive income	$(408,994)	$291,778	$(383,734)	$481,854

See notes to consolidated financial statements.

VSB Bancorp, Inc.

Consolidated Statements of Comprehensive Income/(Loss)

(unaudited)

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

Net Income	$223,069	$371,857	$432,940	$653,485
Other comprehensive income:
Unrealized gains on securities:
Change in unrealized gain on securities	(1,165,093)	(147,611)	(1,505,390)	(316,371)
Tax effects	(533,030)	(67,532)	(688,716)	(144,740)
Net of tax	(632,063)	(80,079)	(816,674)	(171,631)
Comprehensive income/(loss)	$(408,994)	$291,778	$(383,734)	$481,854

See notes to consolidated financial statements.

VSB Bancorp, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

Year Ended December 31, 2012 and For Each of the Quarters in the Six Month Period Ended June 30, 2013

(unaudited)

	Number of
	Common		Additional		Treasury	Unearned	Other	Total
	Shares	Common	Paid-In	Retained	Stock,	ESOP	Comprehensive	Stockholders’
	Outstanding	Stock	Capital	Earnings	at cost	Shares	Gain/(Loss)	Equity

Balance at January 1, 2012	1,797,809	$199	$9,304,789	$18,574,651	$(1,935,596)	$(394,516)	$1,552,733	$27,102,260

Stock-based compensation			101,672					101,672
Amortization of earned portion of ESOP common stock						169,078		169,078
Amortization of cost over fair value - ESOP			(48,119)					(48,119)
Cash dividends declared ($0.24 per share)				(426,571)				(426,571)
Purchase of treasury stock, at cost	(22,000)				(234,477)			(234,477)
Contribution to RRP Trust from treasury shares	9,500		(101,175)		101,175			—
Net income				1,188,200				1,188,200
Other comprehensive income	—	—	—	—	—	—	(98,072)	(98,072)

Balance at December 31, 2012	1,785,309	$199	$9,257,167	$19,336,280	$(2,068,898)	$(225,438)	$1,454,661	$27,753,971

Stock-based compensation			36,185					36,185
Amortization of earned portion of ESOP common stock						42,270		42,270
Amortization of cost over fair value - ESOP			(21,552)					(21,552)
Cash dividends declared ($0.06 per share)				(106,783)				(106,783)
Net income				209,871				209,871
Other comprehensive income	—	—	—	—	—	—	(184,611)	(184,611)

Balance at March 31, 2013	1,785,309	$199	$9,271,800	$19,439,368	$(2,068,898)	$(183,168)	$1,270,050	$27,729,351
Stock-based compensation			59,415					59,415
Amortization of earned portion of ESOP common stock						42,269		42,269
Amortization of cost over fair value - ESOP			(21,150)					(21,150)
Cash dividends declared ($0.06 per share)				(106,783)				(106,783)
Net income				223,069				223,069
Other comprehensive income	—	—	—	—	—	—	(632,063)	(632,063)

Balance at June 30, 2013	1,785,309	$199	$9,310,065	$19,555,654	$(2,068,898)	$(140,899)	$637,987	$27,294,108

See notes to consolidated financial statements.

VSB Bancorp, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$223,069	$371,857	$432,940	$653,485
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	120,902	147,370	253,338	296,994
Accretion of income, net of amortization of premium	93,315	135,168	203,443	231,849
ESOP compensation expense	21,119	22,039	41,837	43,649
Stock-based compensation expense	59,415	23,446	95,600	46,891
Provision for loan losses	15,000	65,000	135,000	240,000
(Gain)/loss on sale of other real estate	(9,611)	—	(9,611)	—
Write-down of other real estate owned	59,792	—	59,792	—
Decrease in prepaid and other assets	571,278	120,390	394,390	214,044
Decrease in accrued interest receivable	37,222	19,550	69,855	24,374
Decrease/(increase) in deferred income taxes	88,842	(118,035)	263,551	(177,748)
Increase/(decrease) in accrued expenses and other liabilities	310,489	(24,720)	53,817	(269,767)
Net cash provided by operating activities	1,590,832	762,065	1,993,952	1,303,771

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in loan receivable	2,284,472	(3,170,787)	4,357,536	(4,081,675)
Available-for-sale securities:
Proceeds from repayment and calls of investment securities	7,880,718	9,582,904	16,985,961	18,683,742
Purchases of investment securities	(9,159,559)	(9,144,116)	(33,656,406)	(27,900,082)
Held-to-maturity securities:
Proceeds from repayment and calls of investment securities	5,900	—	5,900	—
Purchases of investment securities	(7,297,390)	—	(7,297,390)	—
Proceeds from sale of other real estate	290,686	—	290,686	—
Purchases of premises and equipment	(73,028)	(48,196)	(348,799)	(125,653)
Net cash used in investing activities	(6,068,201)	(2,780,195)	(19,662,512)	(13,423,668)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	20,770,769	1,926,590	28,024,416	10,505,948
Purchase of treasury stock, at cost	—	—	—	(106,068)
Cash dividends paid	(106,783)	(107,003)	(213,566)	(214,006)
Net cash provided by financing activities	20,663,986	1,819,587	27,810,850	10,185,874

NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	16,186,617	(198,543)	10,142,290	(1,934,023)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	71,684,099	46,372,193	77,728,426	48,107,673

CASH AND CASH EQUIVALENTS, END OF PERIOD	$87,870,716	$46,173,650	$87,870,716	$46,173,650

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$203,687	$204,116	$414,447	$414,668
Taxes	$—	$435,000	$155,849	$565,610

SUPPLEMENTAL NONCASH DISCLOSURE:
Transfer from loans to real estate owned	$200,000	$81,075	$200,000	$81,075
Transfer from AFS to HTM investment securities	$74,540,643	$—	$74,540,643	$—

See notes to consolidated financial statements.

VSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012 (UNAUDITED)

1.	GENERAL

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

Cash and Cash Equivalents – Cash and cash equivalents consist of cash on hand, due from banks and interest-bearing deposits. Interest-bearing deposits with original maturities of 90 days or less are included in this category. Customer loan and deposit transactions are reported on a net cash basis. Regulation D of the Board of Governors of the Federal Reserve System requires that Victory State Bank maintain interest-bearing deposits or cash on hand as reserves against its demand deposits. The amount of reserves which Victory State Bank is required to maintain depends upon its level of transaction accounts. During the fourteen day period from June 27, 2013 through July 10, 2013, Victory State Bank was required to maintain reserves, after deducting vault cash, of $4,929,000. Reserves are required to be maintained on a fourteen day basis, so, from time to time, Victory State Bank may use available cash reserves on a day to day basis, so long as the fourteen day average reserves satisfy Regulation D requirements. Victory State Bank is required to report transaction account levels to the Federal Reserve on a weekly basis.

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

Investment Securities, Held To Maturity – Investment securities, held to maturity are carried at amortized cost when management has the positive intent and ability to hold them to maturity. The Company invests in agency Collateralized Mortgage-Backed Obligations (“CMOs”) with average lives primarily under 7 years and balloon Mortgage-Backed Securities with a final maturity of ten years or less. These securities are primarily issued by the Federal National Mortgage Association (“FNMA”), the Government National Mortgage Association (“GNMA”) or the Federal Home Loan Mortgage Corporation (“FHLMC”) and are primarily comprised of mortgage pools guaranteed by FNMA, GNMA or FHLMC.

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

Basic net income per share of common stock is based on 1,751,854 shares and 1,746,917 shares, the weighted average number of common shares outstanding for the three months ended June 30, 2013 and 2012, respectively. Diluted net income per share of common stock is based on 1,751,854 and 1,746,917, the weighted average number of common shares outstanding plus potentially dilutive common shares for the three months ended June 30, 2013 and 2012, respectively. The weighted average number of potentially dilutive common shares excluded in calculating diluted net income per common share due to the anti-dilutive effect is 47,160 and 47,132 shares for the three months ended June 30, 2013 and 2012, respectively. Common stock equivalents were calculated using the treasury stock method.

Basic net income per share of common stock is based on 1,747,782 shares and 1,746,200 shares, the weighted average number of common shares outstanding for the six months ended June 30, 2013 and 2012, respectively. Diluted net income per share of common stock is based on 1,747,782 and 1,746,200, the weighted average number of common shares outstanding plus potentially dilutive common shares for the six months ended June 30, 2013 and 2012, respectively. The weighted average number of potentially dilutive common shares excluded in calculating diluted net income per common share due to the anti-dilutive effect is 48,778 and 48,759 shares for the six months ended June 30, 2013 and 2012, respectively. Common stock equivalents were calculated using the treasury stock method.

The reconciliation of the numerators and the denominators of the basic and diluted per share computations for the three and six months ended June 30, are as follows:

Reconciliation of EPS

	Three months ended	Three months ended
	June 30, 2013	June 30, 2012
Basic
Distributed earnings allocated to common stock	$105,111	$104,815
Undistributed earnings allocated to common sock	114,866	262,038
Net earnings allocated to common stock	$219,977	$366,853

Weighted common shares outstanding including participating securities	1,776,480	1,770,746
Less: Participating securities	(24,626)	(23,829)
Weighted average shares	1,751,854	1,746,917

Basic EPS	$0.13	$0.21

Diluted
Net earnings allocated to common stock	$219,977	$366,853

Weighted average shares for basic	1,751,854	1,746,917
Dilutive effects of:
Stock Options	—	—
Unvested shares not considered participating securities	—	—
	1,751,854	1,746,917

Diluted EPS	$0.13	$0.21

Reconciliation of EPS

	Six months ended	Six months ended
	June 30, 2013	June 30, 2012
Basic
Distributed earnings allocated to common stock	$209,734	$209,544
Undistributed earnings allocated to common sock	216,453	434,312
Net earnings allocated to common stock	$426,187	$643,856

Weighted common shares outstanding including participating securities	1,775,478	1,772,314
Less: Participating securities	(27,696)	(26,114)
Weighted average shares	1,747,782	1,746,200

Basic EPS	$0.24	$0.37

Diluted
Net earnings allocated to common stock	$426,187	$643,856

Weighted average shares for basic	1,747,782	1,746,200
Dilutive effects of:
Stock Options	—	—
Unvested shares not considered participating securities	—	—
	1,747,782	1,746,200

Diluted EPS	$0.24	$0.37
12

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

Stock Repurchase Programs – On September 8, 2008, the Company announced that its Board of Directors had authorized a Rule 10b5-1 stock repurchase program for the repurchase of up to 100,000 shares of the Company’s common stock. On April 21, 2009, the Company announced that its Board of Directors had authorized a second Rule 10b5-1 stock repurchase program for the repurchase of up to an additional 100,000 shares of the Company’s common stock. The Company has repurchased a total of 200,000 shares of its common stock under these stock repurchase programs, which were completed by the end of 2010. On September 14, 2011, the Company announced that its Board of Directors had authorized a third Rule 10b5-1 stock repurchase program for the repurchase of up to an additional 100,000 shares of the Company’s common stock. At June 30, 2013, the Company had repurchased a total of 49,200 shares of its common stock under this third stock repurchase program. Stock repurchases under the programs have been accounted for using the cost method, in which the Company will reflect the entire cost of repurchased shares as a separate reduction of stockholders’ equity on its balance sheet.

Retention and Recognition Plan – At the April 27, 2010 Annual Meeting, the stockholders of VSB Bancorp, Inc. approved the adoption of the 2010 Retention and Recognition Plan (the “RRP”). The RRP authorizes the award of up to 50,000 shares of its common stock to directors, officers and employees. In conjunction with the approval the RRP, stockholders approved the award of 4,000 shares of stock to each of its eight directors who had at least five years of service. The director awards will vest over five years, with 20% vesting annually for each of the first five years after the award is made, subject to acceleration and forfeiture. On April 27, 2011, 6,400 shares or 20% of the 32,000 shares of stock awarded to its eight directors who had at least five years of service had vested. On April 27, 2012, an additional 6,400 shares or 20% of the 32,000 shares of stock awarded to its eight directors who had at least five years of service had vested. On April 29, 2013, an additional 6,400 shares or 20% of the 32,000 shares of stock awarded to its eight directors who had at least five years of service had vested. On May 1, 2013, an additional 1,600 shares vested due to the retirement of a director. On June 8, 2010, an additional 3,500 shares of stock were awarded to the President and CEO of the Company, which will vest over a 65 month period, with 20% vesting annually for each of the first five years starting in November 2011, subject to acceleration and forfeiture. On November 16, 2011, 700 shares or 20% of the 3,500 shares of stock awarded to the President and CEO of the Company had vested. On November 16, 2012, an additional 700 shares or 20% of the 3,500 shares of stock awarded to the President and CEO of the Company had vested. On November 13, 2012, an additional 2,500 shares of stock were awarded to the President and CEO of the Company on an equal two year vesting beginning November 13, 2013. Also, on November 13, 2012, an additional 1,000 shares were awarded to seven non-employee directors on an equal two year vesting beginning November 13, 2013. The recipient of an award will not be required to make any payment to receive the award or the stock covered by the award. The Company recognizes compensation expense for the shares awarded under the RRP gradually as the shares vest, based upon the market price of the shares on the date of the award.

A summary of the status of the Company’s non-vested plan shares as of June 30, 2013 is as follows:

For the Six Months Ended June 30, 2013:

		Weighted Average
	Shares	Grant Date Share Value

Non vested at beginning of period	30,800	$11.25
Granted	—
Vested	9,000	$—
Non vested at end of period	21,800	$11.25

Comprehensive Income - Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses, net of taxes, on securities available for sale which are also recognized as separate components of equity.

Recently-Adopted Accounting Standards - In February 2013, the FASB issued an Accounting Standards Update (“ASU”) to finalize the reporting requirements for reclassifications of amounts out of accumulated other comprehensive income (“AOCI”). Items reclassified out of AOCI to net income in their entirety must have the effect of the reclassification disclosed according to the respective income statement line item. This information must be provided either on the face of the financial statements by income statement line item, or in a footnote. For public companies, the amendments in the update became effective for interim and annual periods beginning on or after December 15, 2012.  As of June 30, 2013, the Company’s adoption of this ASU had no impact on its results of operations.

3.	INVESTMENT SECURITIES

The following table summarizes the amortized cost and fair value of securities available-for-sale and securities held-to-maturity at June 30, 2013 and December 31, 2012 and the corresponding amounts of unrealized gains and losses herein:

	June 30, 2013
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-Sale
FNMA MBS - Residential	$1,320,505	$72,398	$—	$1,392,903
Whole Loan MBS - Residential	159,368	3,571	—	162,939
Collateralized mortgage obligations	30,041,353	506,909	(207,936)	30,340,326
Collateralized loan obligations	5,000,000	32,500	—	5,032,500
Corporate bonds	7,561,024	—	(209,611)	7,351,413
Other debt securities	2,947,764	3,336	—	2,951,100
Total Available-for-Sale	$47,030,014	$618,714	$(417,547)	$47,231,181
14

	June 30, 2013
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value
Held-to-Maturity
FNMA MBS - Residential	$44,372,354	$—	$(554,863)	$43,817,491
GNMA MBS - Residential	4,342,231	—	(27,414)	4,314,817
Collateralized mortgage obligations	33,092,125	71,689	(278,851)	32,884,963
Total Held-to-Maturity	$81,806,710	$71,689	$(861,128)	$81,017,271

	December 31, 2012
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale
FNMA MBS - Residential	$34,168,335	$869,590	$(32,664)	$35,005,261
GNMA MBS - Residential	5,074,518	155,906	—	5,230,424
Whole Loan MBS - Residential	473,273	16,852	—	490,125
Collateralized mortgage obligations	60,483,873	1,597,293	(96)	62,081,070
Collateralized loan obligations	1,000,000	—	—	1,000,000
Other debt securities	2,944,168	74,522	—	3,018,690
Total Available-for-Sale	$104,144,167	$2,714,163	$(32,760)	$106,825,570

There were no sales of investment securities for the six months ended June 30, 2013 and 2012.

The amortized cost and fair value of the investment securities portfolio are shown by expected maturity. Expected maturities may differ from contractual maturities, especially for collateralized mortgage obligations, if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2013
	Amortized	Fair
Available-for-Sale	Cost	Value

Less than one year	$—	$—
Due after one year through five years	5,839,327	5,846,624
Due after five years through ten years	14,251,943	14,148,446
Due after ten years	26,938,744	27,236,111
Available-for-Sale	$47,030,014	$47,231,181
15

	June 30, 2013
	Amortized	Fair
Held-to-Maturity	Cost	Value

Less than one year	$—	$—
Due after one year through five years	26,413,181	26,165,467
Due after five years through ten years	19,159,325	18,848,491
Due after ten years	36,234,204	36,003,313
Held-to-Maturity	$81,806,710	$81,017,271

The following table summarizes the investment securities with unrealized losses at June 30, 2013 and December 31, 2012 by aggregated major security type and length of time in a continuous unrealized loss position:

June 30, 2013	Less than 12 months		More than 12 months		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-Sale	Value	Loss	Value	Loss	Value	Loss

FNMA MBS	$—	$—	$—	$—	$—	$—
GNMA MBS	—	—	—	—	—	—
Whole Loan MBS	—	—	—	—	—	—
Collateralized mortgage obligations	8,876,778	(207,936)	—	—	8,876,778	(207,936)
Collateralized loan obligations	—	—	—	—	—	—
Corporate bonds	7,351,413	(209,611)	—	—	7,351,413	(209,611)
Other debt securities	—	—	—	—	—	—
Available-for-Sale	$16,228,191	$(417,547)	$—	$—	$16,228,191	$(417,547)

June 30, 2013	Less than 12 months		More than 12 months		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Held-to-Maturity	Value	Loss	Value	Loss	Value	Loss

FNMA MBS	$43,817,491	$(554,863)	$—	$—	$43,817,491	$(554,863)
GNMA MBS	4,314,817	(27,414)	—	—	4,314,817	(27,414)
Collateralized mortgage obligations	22,023,545	(278,851)	—	—	22,023,545	(278,851)
Held-to-Maturity	$70,155,853	$(861,128)	$—	$—	$70,155,853	$(861,128)

December 31, 2012	Less than 12 months		More than 12 months		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-Sale	Value	Loss	Value	Loss	Value	Loss

FNMA MBS	$4,499,561	$(32,664)	$—	$—	$4,499,561	$(32,664)
GNMA MBS	—	—	—	—	—	—
Whole Loan MBS	—	—	—	—	—	—
Collateralized mortgage obligations	101,543	(96)	—	—	101,543	(96)
Collateralized loan obligations	—	—	—	—	—	—
Other debt securities	—	—	—	—	—	—
Available-for-Sale	$4,601,104	$(32,760)	$—	$—	$4,601,104	$(32,760)
16

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

At June 30, 2013, the unrealized loss on investment securities was caused by a rise in intermediate and long term market interest rates generally. We expect that these securities, at maturity, will be settled for at least the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before recovery of the amortized cost basis less any current-period loss, these investments are not considered other-than-temporarily impaired. At June 30, 2013, there were no debt securities with unrealized losses with aggregate depreciation of 5% or more from the Company’s amortized cost basis.

Securities pledged had a fair value of $63,556,473 and $66,043,504 at June 30, 2013 and December 31, 2012, respectively and were pledged to secure public deposits and balances in excess of the deposit insurance limit on certain customer accounts.

During the second quarter of 2013, $74,540,643 of securities was transferred from the available for sale portfolio to the held to maturity portfolio. These securities were transferred at fair value with the unrealized gain/loss remaining in accumulated other comprehensive income to be accreted or amortized through other comprehensive income over the remaining life of the securities.

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

Money Market Investments – The fair value of these securities approximates their carrying value due to the relatively short time to maturity

Investment Securities, Available For Sale and Held To Maturity – The estimated fair value of these securities is determined by using available market information and appropriate valuation methodologies. The estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

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

17

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

The carrying amounts and estimated fair values of financial instruments, at June 30, 2013 and December 31, 2012 are as follows:

	Fair Value Measurements at June 30, 2013 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)	Total
Financial Assets:
Cash and cash equivalents	$87,870,716	$3,127,016	$84,743,700	$—	$87,870,716
Investment securities, available for sale	47,231,181	—	42,198,681	5,032,500	47,231,181
Investment securities, held to maturity	81,806,710	—	81,017,271	—	81,017,271
Loans receivable	75,566,295	—	—	76,051,264	76,051,264
Accrued interest receivable	547,978	—	267,268	280,710	547,978
Total Financial Assets	$293,022,880	$3,127,016	$208,226,920	$81,364,474	$292,718,410

Financial Liabilities:
Deposits	$268,725,622	$94,477,102	$174,034,263	$—	$268,511,365
Accrued interest payable	15,537	—	15,537	—	15,537
Total Financial Liabilities	$268,741,159	$94,477,102	$174,049,800	$—	$268,526,902

	Fair Value Measurements at December 31, 2012 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)	Total
Financial Assets:
Cash and cash equivalents	$77,728,426	$3,723,131	$74,005,295	$—	$77,728,426
Investment securities, available for sale	106,825,570	—	105,825,570	1,000,000	106,825,570
Loans receivable	80,218,050	—	—	80,432,242	80,432,242
Accrued interest receivable	617,833	—	262,577	355,256	617,833
Total Financial Assets	$265,389,879	$3,723,131	$180,093,442	$81,787,498	$265,604,071

Financial Liabilities:
Deposits	$240,701,206	$81,881,173	$158,706,059	$—	$240,587,232
Accrued interest payable	13,920	—	13,920	—	13,920
Total Financial Liabilities	$240,715,126	$81,881,173	$158,719,979	$—	$240,601,152
18

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

The fair value of securities available for sale and held to maturity is determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or using matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3).

	Fair Value Measurements at June 30, 2013 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Available for sale:
FNMA MBS - Residential	$1,392,903	$—	$1,392,903	$—
Whole Loan MBS - Residential	162,939	—	162,939	—
Collateralized mortgage obligations	30,340,326	—	30,340,326	—
Collateralized loan obligations	5,032,500	—	—	5,032,500
Corporate bonds	7,351,413	—	7,351,413	—
Other debt securities	2,951,100	—	2,951,100	—
Total Available for sale Securities	$47,231,181	$—	$42,198,681	$5,032,500
19

	Fair Value Measurements at December 31, 2012 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Available for sale:
FNMA MBS - Residential	$35,005,261	$—	$35,005,261	$—
GNMA MBS - Residential	5,230,424	—	5,230,424	—
Whole Loan MBS - Residential	490,125	—	490,125	—
Collateralized mortgage obligations	62,081,070	—	62,081,070	—
Collateralized loan obligations	1,000,000	—	—	1,000,000
Other debt securities	3,018,690	—	3,018,690	—
Total Available for sale Securities	$106,825,570	$—	$105,825,570	$1,000,000

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2013:

Collateralized
Loan
Obligations
2013

Balance of recurring Level 3 assets at January 1:	$1,000,000
Total gains or losses for the period:	—
Included in earnings	—
Included in other comprehensive income	32,500
Purchases	4,000,000
Sales	—
Issuances	—

Settlements
Transfers into Level 3	—
Transfers out of Level 3	—

Balance of recurring Level 3 assets at June 30:	$5,032,500
20

The following table presents quantitative information about recurring Level 3 fair value measurement at June 30, 2013:

	Fair	Valuation	Unobservable
	Value	Techniques	Inputs	Range

Collateralized loan	$5,032,500	Discounted	Collateral default rate	0%-2%
obligations		cash flow
			Recovery probability	70%-100%

There were no transfers between levels from December 31, 2012 to June 30, 2013.

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

Real Estate Owned: Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis.  These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals which are updated no less frequently than annually. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.  Real estate owned was written down $59,792 for the three months ended June 30, 2013 and there were no write downs for the three months ended June 30, 2012.

	Fair Value Measurements at June 30, 2013 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans
Commercial Real Estate	$1,059,825	—	—	$1,059,825

Other real estate owned	202,000	—	—	202,000
21

	Fair Value Measurements at December 31, 2012 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans
Commercial Real Estate	$934,034	—	—	$934,034

Other real estate owned	342,867	—	—	342,867

As of June 30, 2013, we had three impaired loans with specific reserves that were collateral dependent. Collateral dependent impaired loans, which are measured for impairment using the fair value of the collateral, had a carrying amount of $1,374,521, with a valuation allowance of $314,696 at that date. The valuation allowance decreased $523,835 from December 31, 2012 to June 30, 2013.

As of December 31, 2012, we had four impaired loans with specific reserves that were collateral dependent. Collateral dependent impaired loans, which are measured for impairment using the fair value of the collateral, had a carrying amount of $1,772,565, with a valuation allowance of $838,531 at that date.

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2013.

	Fair	Valuation	Unobservable
	Value	Techniques	Inputs	Range
Impaired loans - Commercial real estate	$536,774	Third Party Appraisal	Discount adjustment for differences in various costs.	0.01%

	66,420	Third Party Appraisal	Adjustments for differences between comparable sales.	2% - 4%

	456,631	Third Party Appraisal	Adjustments for differences in net operating income expectations	4% - 13%

			Capitalization Rate	5.75%

Other real estate owned - commercial	202,000	Third Party Appraisal	Adjustments for differences in net operating income expectations	7% - 10%

			Capitalization Rate	9.00%

			Adjustments for differences between comparable sales	7% - 10%
22

5.	LOANS RECEIVABLE, NET

Loans receivable, net at June 30, 2013 and December 31, 2012 are summarized as follows:

	June 30,	December 31,
	2013	2012

Commercial loans (principally variable rate):
Secured	$1,779,009	$2,050,728
Unsecured	15,348,627	16,502,920
Total commercial loans	17,127,636	18,553,648

Real estate loans:
Commercial	52,300,445	56,698,844
Residential	2,472,926	2,498,603
Total real estate loans	54,773,371	59,197,447

Construction loans (net of undisbursed funds of $2,141,000 and $2,854,500, respectively)	3,433,955	3,112,477

Consumer loans	661,758	565,573
Other loans	1,036,102	768,790
	1,697,860	1,334,363

Total loans receivable	77,032,822	82,197,935

Less:
Unearned loans fees, net	(214,940)	(226,364)
Allowance for loan losses	(1,251,587)	(1,753,521)

Total	$75,566,295	$80,218,050

Nonaccrual loans outstanding at June 30, 2013 and December 31, 2012 are summarized as follows:

	June 30,	December 31,
	2013	2012
Nonaccrual loans:
Commercial real estate	$4,293,780	$5,923,090
Commercial secured	90,038	—
Commercial unsecured	290,913	—
Construction	467,500	467,500

Total nonaccrual loans	$5,142,231	$6,390,590

	June 30,	December 31,
	2013	2012
Interest income that would have been recorded during the period on nonaccrual loans outstanding in accordance with original terms	$218,498	$478,556

At June 30, 2013, there was one commercial unsecured loan in the amount $500,000 that was 90 days past due and still accruing interest and at December 31, 2012, there were no loans 90 days past due and still accruing interest.

23

The following table presents the aging of the past due loan balances as of June 30, 2013 and December 31, 2012 by class of loans:

June 30, 2013		30-59	60-89	Greater		Loans
		Days	Days	than 90 Days	Total	Not
	Total	Past Due	Past Due	Past Due	Past Due	Past Due

Commercial loans:
Unsecured	$15,348,627	$—	$—	$790,913	$790,913	$14,557,714
Secured	1,779,009	—	—	90,038	—	1,779,009
Real Estate loans
Commercial	52,300,445	1,538,331	180,000	4,293,780	6,012,111	46,288,334
Residential	2,472,926	—	—	—	—	2,472,926
Construction loans	3,433,955	—	—	467,500	467,500	2,966,455
Consumer loans	661,758	—	—	—	—	661,758
Other loans	1,036,102	543	—	—	543	1,035,559
Total loans	$77,032,822	$1,538,874	$180,000	$5,642,231	$7,271,067	$69,761,755

December 31, 2012		30-59	60-89	Greater		Loans
		Days	Days	than 90 Days	Total	Not
	Total	Past Due	Past Due	Past Due	Past Due	Past Due

Commercial loans:
Unsecured	$16,502,920	$4,599	$—	$—	$4,599	$16,498,321
Secured	2,050,728	—	91,649	—	91,649	1,959,079
Real Estate loans
Commercial	56,698,844	1,946,281	150,000	5,923,090	8,019,371	48,679,473
Residential	2,498,603	—	—	—	—	2,498,603
Construction loans	3,112,477	—	—	467,500	467,500	2,644,977
Consumer loans	565,573	—	2,903	—	2,903	562,670
Other loans	768,790	—	—	—	—	768,790
Total loans	$82,197,935	$1,950,880	$244,552	$6,390,590	$8,586,022	$73,611,913

Nonaccrual loans include smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

Loans individually evaluated for impairment were as follows:

	June 30,	December 31,
	2013	2012

Loans with no allocated allowance for loan losses:
Commercial real estate	$2,706,251	$3,924,469
Construction	467,500	467,500
Loans with allocated allowance for loan losses:
Commercial real estate	1,374,521	1,772,565
Commercial secured	90,038	—
Commercial unsecured	290,913	—
	$4,929,223	$6,164,534
Amount of the allowance for loan losses allocated:
Commercial real estate	$314,696	$838,531
Commercial secured	18,008	—
Commercial unsecured	58,182	—
	$390,886	$838,531
24

The following table sets forth certain information about impaired loans with a measured impairment for the three and six months ended June 30, 2013 and 2012:

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2013	2012

Average of individually impaired loans during period:
Commercial real estate	$4,237,137	$6,209,432
Construction	467,500	—
Commercial secured	90,238	—
Commercial unsecured	203,877	—
	$4,998,752	$6,209,432

Interest income recognized during time period that loans were impaired, either using accrual or cash-basis method of accounting	$12,740	$—

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2013	2012

Average of individually impaired loans during period:
Commercial real estate	$4,692,003	$6,972,044
Construction	467,500	198,750
Commercial secured	45,119	—
Residential real estate	—	733,333
Commercial unsecured	101,939	—
	$5,306,561	$7,904,127

Interest income recognized during time period that loans were impaired, either using accrual or cash-basis method of accounting	$52,680	$—

Troubled Debt Restructurings:

The Company has allocated $53,528 and $63,329 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings (“TDRs”) as of June 30, 2013 and December 31, 2012, respectively. The Company has not committed to lend any additional amounts to customers with outstanding loans that are classified as TDRs. There were no loans modified in a trouble debt restructuring during the quarter ended June 30, 2013 and there was one loan modified in a trouble debt restructuring during the quarter ended June 30, 2012.

25

The outstanding principal balance of trouble debt restructurings at June 30, 2013 was $5,188,048 and at December 31, 2012 was $5,826,633. None of the loans currently classified as TDRs have defaulted during the second quarter of 2013 and 2012. These TDRs are all current and are paying under the modified arrangements.

There were no other loans that were modified during the six months ended June 30, 2013 that did not meet the definition of a TDR. Modification of loans that do not meet the definition of a TDR involve either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification.

The troubled debt restructurings described above required no additional allowance during the six months ended June 30, 2013.

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

26

The following table sets forth at June 30, 2013 and December 31, 2012, the aggregate carrying value of our assets categorized as Special Mention, Substandard and Doubtful according to asset type:

	At June 30, 2013

	Special			Not
	Mention	Substandard	Doubtful	Classified	Total

Commercial Loans:
Secured	$—	$90,038	$—	$1,688,971	$1,779,009
Unsecured	773,062	290,913	—	14,284,652	15,348,627
Commercial Real Estate	5,769,892	5,860,798	—	40,669,755	52,300,445
Residential Real Estate	—	2,151,312	—	321,614	2,472,926
Construction	—	467,500	—	2,966,455	3,433,955
Consumer	—	—	—	661,758	661,758
Other	3,151	—	—	1,032,951	1,036,102
Total loans	$6,546,105	$8,860,561	$—	$61,626,156	$77,032,822

Real estate owned	—	202,000	—	—	202,000
Total assets	$6,546,105	$9,062,561	$—	$61,626,156	$77,234,822

	At December 31, 2012

	Special			Not
	Mention	Substandard	Doubtful	Classified	Total

Commercial Loans:
Secured	$91,649	$—	$—	$1,959,079	$2,050,728
Unsecured	63,032	—	—	16,439,888	16,502,920
Commercial Real Estate	5,820,246	6,570,971	—	44,307,627	56,698,844
Residential Real Estate	—	2,174,455	—	324,148	2,498,603
Construction	—	467,500	—	2,644,977	3,112,477
Consumer	—	—	—	565,573	565,573
Other	3,746	—	—	765,044	768,790
Total loans	$5,978,673	$9,212,926	$—	$67,006,336	$82,197,935

Real estate owned	—	342,867	—	—	342,867
Total assets	$5,978,673	$9,555,793	$—	$67,006,336	$82,540,802

The following table presents the balance in the allowance for loan losses and the recorded balance in loans, by portfolio segment, and based on impairment method as of June 30, 2013 and December 31, 2012:

June 30, 2013

	Commercial	Commercial		Commercial	Residential	Other
	Unsecured	Secured	Construction	Real Estate	Real Estate	Loans	Total

Allowance for loan losses:
Ending allowance balance attributable to loans
Individually evaluated for impairment	$58,183	$18,008	$—	$351,325	$—	$—	$427,516
Collectively evaluated for impairment	395,122	12,186	18,517	359,559	4,485	34,202	824,071
Total ending allowance balance	$453,305	$30,194	$18,517	$710,884	$4,485	$34,202	$1,251,587

Loans:
Individually evaluated for impairment	$290,913	$90,038	$467,500	$5,860,798	$2,151,312	$—	$8,860,561
Collectively evaluated for impairment	15,057,714	1,688,971	2,966,455	46,439,647	321,614	1,697,860	68,172,261
Total ending loans balance	$15,348,627	$1,779,009	$3,433,955	$52,300,445	$2,472,926	$1,697,860	$77,032,822
27

December 31, 2012

	Commercial	Commercial		Commercial	Residential	Other
	Unsecured	Secured	Construction	Real Estate	Real Estate	Loans	Total

Allowance for loan losses:
Ending allowance balance attributable to loans
Individually evaluated for impairment	$—	$—	$—	$853,108	$—	$—	$853,108
Collectively evaluated for impairment	425,495	18,790	16,282	394,091	4,528	41,227	900,413
Total ending allowance balance	$425,495	$18,790	$16,282	$1,247,199	$4,528	$41,227	$1,753,521

Loans:
Individually evaluated for impairment	$—	$—	$467,500	$6,570,971	$2,174,455	$—	$9,212,926
Collectively evaluated for impairment	16,502,920	2,050,728	2,644,977	50,127,873	324,148	1,334,363	72,985,009
Total ending loans balance	$16,502,920	$2,050,728	$3,112,477	$56,698,844	$2,498,603	$1,334,363	$82,197,935

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months and six months ended June 30, 2013 and 2012.

Three months ended June 30, 2013

	Commercial	Commercial		Commercial	Residential	Other
	Unsecured	Secured	Construction	Real Estate	Real Estate	Loans	Total

Allowance for loan losses:
Beginning balance	$412,012	$17,324	$17,111	$843,711	$2,132	$24,724	$1,317,014
Provision for loan losses	26,557	12,870	1,406	(35,074)	(87)	9,328	15,000
Loans charged-off	—	—	—	(97,753)	—	—	(97,753)
Recoveries	14,736	—	—	—	2,440	150	17,326
Total ending allowance balance	$453,305	$30,194	$18,517	$710,884	$4,485	$34,202	$1,251,587

Three months ended June 30, 2012

	Commercial	Commercial		Commercial	Residential	Other
	Unsecured	Secured	Construction	Real Estate	Real Estate	Loans	Total

Allowance for loan losses:
Beginning balance	$501,779	$13,650	$40,687	$836,141	$4,042	$45,614	$1,441,913
Provision for loan losses	(18,576)	28	(3,501)	111,417	(29,493)	5,125	65,000
Loans charged-off	—	—	—	(16,675)	—	—	(16,675)
Recoveries	64,418	—	—	—	27,641	100	92,159
Total ending allowance balance	$547,621	$13,678	$37,186	$930,883	$2,190	$50,839	$1,582,397

Six months ended June 30, 2013

	Commercial	Commercial		Commercial	Residential	Other
	Unsecured	Secured	Construction	Real Estate	Real Estate	Loans	Total

Allowance for loan losses:
Beginning balance	$425,495	$18,790	$16,282	$1,247,199	$4,528	$41,227	$1,753,521
Provision for loan losses	(7,956)	11,404	2,235	144,086	(6,494)	(8,275)	135,000
Loans charged-off	—	—	—	(680,401)	—	—	(680,401)
Recoveries	35,766	—	—	—	6,451	1,250	43,467
Total ending allowance balance	$453,305	$30,194	$18,517	$710,884	$4,485	$34,202	$1,251,587

Six months ended June 30, 2012

	Commercial	Commercial		Commercial	Residential	Other
	Unsecured	Secured	Construction	Real Estate	Real Estate	Loans	Total

Allowance for loan losses:
Beginning balance	$474,686	$12,356	$34,184	$780,820	$672	$40,302	$1,343,020
Provision for loan losses	84,724	1,322	3,002	166,738	(26,123)	10,337	240,000
Loans charged-off	(100,757)	—	—	(16,675)	—	—	(117,432)
Recoveries	88,968	—	—	—	27,641	200	116,809
Total ending allowance balance	$547,621	$13,678	$37,186	$930,883	$2,190	$50,839	$1,582,397
28

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition at June 30, 2013

Total assets were $297,322,741 at June 30, 2013, an increase of $27,618,370, or 10.2%, from December 31, 2012. The increase resulted from the investment of funds available to us as the result of retained earnings and an increase in deposits. The deposit increase was caused generally by our efforts to grow our franchise and specifically by the deposit increases at our branch offices. We invested these funds primarily in the purchase of new investment securities. The principal changes resulting in the net increase in assets can be summarized as follows:

●	a $22,212,321 net increase in investment securities

●	a $10,142,290 net increase in cash and cash equivalents, partially offset by

●	a $ 4,651,755 net decrease in loans receivable, net.

In addition to these changes in major asset categories, we also experienced changes in other asset categories due to normal fluctuations in operations.

Our deposits (including escrow deposits) were $268,725,622 at June 30, 2013, an increase of $28,024,416 or 11.6%, from December 31, 2012 as a result of our active solicitation of retail deposits to increase funds for investment. The aggregate increase in deposits resulted from increases of $12,595,929 in non-interest demand deposits, $4,893,907 in money market accounts, $4,422,029 in NOW accounts, $3,078,383 in savings accounts, $2,818,268 in time deposits and $215,900 in escrow deposits.

Total stockholders’ equity was $27,294,108 at June 30, 2013, a decrease of $459,863, or 1.66%, from December 31, 2012. The decrease reflected: (i) a $219,374 increase in retained earnings due to net income of $432,940 for the six months ended June 30, 2013, partially offset by $213,566 of dividends paid in 2013; (ii) a reduction of $84,539 in Unearned ESOP shares reflecting the gradual payment of the loan we made to fund the ESOP’s purchase of our stock and (iii) a decrease in the net unrealized gain on securities of $816,674.

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

The Current Economic Turmoil

The economy in the United States, including the economy in Staten Island, has recently come out of a recession, but the recovery has been slow and uneven. The extent and speed of the recovery is far from clear and the effects of low inflation, moderate job growth, and the Federal Reserve’s decision to taper their purchase of mortgage-backed securities have created uncertainty not only on the pace of economic growth but on its sustainability. Some analysts continue to predict a darker road ahead. Substantial stress remains on many financial institutions and financial products due to the artificially maintained low interest rate environment, which directly places negative pressure on interest rate margins. . We draw a substantial portion of our customer base from local businesses, especially those in the building trades and related industries, and we believe that there continue to be significant weaknesses in the business economy in our market area. Our customers have been adversely affected by the economic downturn and Superstorm Sandy. If adverse conditions in the local economy continue, it will become more difficult for us to conduct prudent and profitable business in our community.

Making permanent residential mortgage loans is not a material part of our business, and our investments in mortgage-backed securities and collateralized mortgage obligations have been made with a view towards avoiding the types of securities that are backed by low quality mortgage-related assets. However, one of the primary focuses of our local business is receiving deposits from, and making loans to, businesses involved in the construction and building trades industry on Staten Island. Construction loans represented a significant component of our loan portfolio, reaching 39.8% of total loans at year end 2005. As we monitored the economy and the strength of the local construction industry, we elected to reduce our portfolio of construction loans. By June 30, 2013, the percentage had declined to 4.5%. However, developers and builders provide not only a source of loans, but they also provide us with deposits and other business. The weakness in the economy and the uncertain pace of the recovery has had an adverse effect on some of our customers and potential customers, making it more difficult for us to find satisfactory loan opportunities. This compelled us to invest in lower yielding securities instead of higher-yielding loans. This has and may continue to reduce our net income.

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

When market interest rates begin increasing, which we expect will occur at some point in the future, we anticipate an initial adverse effect on our net income. We anticipate that this will occur because our deposit rates should begin to rise, while loan yields remain relatively steady until the prime rate increases sufficiently that our loans begin to reprice above their interest rate floors. For most of our prime-rate based loans, this will not occur until the prime rate increases above 6%. Once our loan rates exceed the interest rate floors, increases in market interest rates should increase our net interest income because our cost of deposits should probably increase more slowly than the yields on our loans. However, customer preferences and competitive pressures may negate this positive effect because customers may choose to move funds into higher-earning deposit types as higher interest rates make them more attractive, or competitors offer premium rates to attract deposits. We also have a substantial portfolio of investment securities with fixed rates of interest, most of which are mortgage-backed securities with an estimated average life of not more than 7 years. However, we have a significant level of overnight and short term investments and we receive regular cash flows from the repayment of our securities portfolio, which repayment has averaged in excess of $8 million per quarter for at least the past two years, The availability of these funds should allow us to invest at higher yields as market rates increase, thus blunting the effect of the delay in repricing our loans with interest rate floors.

Transfer of Some Available For Sale Securities to Held to Maturity

During the second quarter of 2013, Senior Management and the Board decided to transfer some securities that we pledge to secure borrowings and deposits (GNMA MBS, GNMA CMOs, and FNMA balloon MBS with final maturities of ten years or less) from available for sale portfolio to the held to maturity portfolio to align those securities with the Bank’s ability and intent to hold until maturity.  As the securities are backed by GNMA, FNMA or FHLMC, we will recover the recorded investment and thus realize no gains or losses when the issuer pays the amount promised through maturity.  Each transfer was done at fair value and any unrealized gain or loss is being amortized or accreted as the security pays down.

Delays in Foreclosure Proceedings

The length of time it takes to prosecute a foreclosure action and be able to sell real estate collateral in New York has substantially lengthened. It is not unusual for it to take more than two years from the date a foreclosure action is commenced until the property is sold even in uncontested cases, and some uncontested cases can take longer. This problem, if it continues or gets worse, could have a substantial adverse effect on the value of our collateral for loans in default. The inability to realize upon collateral promptly, increases our loss in the event of a default due to the property value deterioration during a lengthy foreclosure.

Effects of Superstorm Sandy

Superstorm Sandy has had a devastating effect on the homes and businesses of New York City, especially Staten Island. We opened four of five locations (all located in Richmond County) the day after the Hurricane and they are in full operation. We re-opened the fifth location in February 2013 and all retail banking services are fully operational. While Superstorm Sandy did not have a significant effect on our operations, we incurred expenses of approximately $300,000 to remediate and reconstruct one of our branches that suffered sewer backup, water and wind driven rain damage. We have received insurance proceeds of $275,333 to help defray those costs. In the aftermath of Sandy, we had waived deposit service charges and late fees to those affected customers.

After Superstorm Sandy, we immediately embarked an outreach program to determine the extent that our borrowers were affected by Superstorm Sandy. We contacted 58 customers that we identified as being located in areas affected by the Superstorm who sustained some of, or a combination of, the following issues: substantial water and sewage damage to the business’ physical plant, machinery and equipment; extended power loss causing business interruptions; displaced tenants due to the flood and sewage backup; employees unable to report to work due to the loss/damage of their personal homes or cars and the loss of mass transit. We individually assessed their condition and access to resources. The majority of our customers were able to restart their business with little assistance from us.

As we are primarily a commercial lender, we did not have residential loans that were negatively affected. We received 12 requests for either one or two month payment deferrals on commercial loans, which we granted. All twelve resumed their payments.

We operate primarily in Richmond County (Staten Island) and that is where we had the highest impact. We had one loan in Kings County that was affected but has since been current on payments. We had sufficient liquidity and resources to handle the effects of Superstorm Sandy. Our operations center was up and running the day Superstorm Sandy left the region and had full access to all of our resources.

We have assessed the short term impact of Superstorm Sandy, including the effects on the allowance for loan losses and the loan portfolio, but the sustainability and the viability of some businesses may take longer to evaluate. We will address any of the associated issues as they arise.

Results of Operations for the Three Months Ended June 30, 2013 and June 30, 2012

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

General. We had net income of $223,069 for the three months ended June 30, 2013, compared to net income of $371,857 for the comparable period in 2012. The principal categories which make up the 2013 net income are:

●	Interest income of $2,116,230

●	Reduced by interest expense of $203,050

●	Reduced by a provision for loan losses of $15,000

●	Increased by non-interest income of $640,938

●	Reduced by non-interest expense of $2,127,877

●	Reduced by income tax expense of $188,172

We discuss each of these categories individually and the reasons for the differences between the three months ended June 30, 2013 and 2012 in the following paragraphs.

Interest Income. Interest income was $2,116,230 for the three months ended June 30, 2013, compared to $2,322,033 for the three months ended June 30, 2012, a decrease of $205,803 or 8.9%. The main reason for the decline was a 63 basis point decrease in the yield on investment securities, partially offset by a $7,164,343 increase in average balance on investment securities between the periods, which combined to cause a $143,725 decline in interest income on investment securities.

Interest income on loans decreased by $81,194 as a result of a decrease of $7.1 million in the average balance of loans partially offset by a 6 basis point increase in the average yield, from the three months ended June 30, 2012 to the three months ended June 30, 2013. There was a $1,294,431 decrease in our average non-performing loans, from $6.7 million in the three months ended June 30, 2012 to $5.4 million in the same period ended 2013. During the period in which interest is not being paid, non-performing loans continue to be included in the calculation of average loan yield, but with an effective yield of zero. We estimate that if all non-performing loans were performing according to their contractual terms during the three months ended June 30, 2013, our average loan yield would have been approximately 41 basis points higher. In contrast, we estimate that the comparable effect in 2012 period would have been approximately a 43 basis point increase in average loan yield. Substantially all of the non-accrual loans are secured by mortgages on real estate.

Interest rate floors on most of our loans have helped to stabilize interest income from the loan portfolio, but these floors will have the effect of limiting increases in our income until the prime rate rises above 6%.

We experienced a 63 basis point decrease in the average yield on our investment securities portfolio, from 2.71% to 2.08%, due to the purchase of new investment securities at lower market rates than the rates we had been earning on the investment securities previously purchased that were gradually being repaid. The average balance of our investment portfolio increased by $7.2 million, or 6.1%, between the periods. The investment securities portfolio represented 62.4% of average non-loan interest earning assets in the 2013 period compared to 72.1% in the 2012 period.

Interest income from other interest earning assets (principally overnight investments) increased by $19,116 due to an increase in the yield of 1 basis point from 0.22% for the three months ended June 30, 2012 to 0.23% for the same period ended June 30, 2013. In addition, the average balance of our other interest earning assets increased by $29.6 million between the periods because we elected to invest most of the available funds in overnight investments rather than tie them up in longer term investment securities which were available only at relatively low yields.

Interest Expense. Interest expense was $203,050 for the three months ended June 30, 2013, compared to $192,990 for the three months ended June 30, 2012, an increase of $10,060 or 5.2%. The principal reason for the increase was an increase in the average balance of interest-bearing deposits as we sought to increase our total deposits, partially offset by a decline in average cost of funds as we were able to reprice some deposits downward as market interest rates remained low. The components of this increase included a $13,335 increase in interest on time deposits due to a $8.9 million increase in the average balance between the periods, even as the average cost declined by 1 basis point, and a $9,837 increase in the cost of savings accounts due to 12 basis point increase in the average cost and the $5.3 million increase in the average balance between the periods. The increase in interest expense was partially offset by an $8,640 decrease in the cost of money market accounts, as the average cost declined by 17 basis points and a $4,472 decrease in the cost of NOW accounts, as the average cost declined by 6 basis points. We decided to reprice money market and NOW accounts downward due to a continuation of low market interest rates. As a result, our average cost of funds, excluding the effect of interest-free demand deposits, decreased to 0.52% from 0.49% between the periods.

Net Interest Income Before Provision for Loan Losses. Net interest income before the provision for loan losses was $1,898,180 for the three months ended June 30, 2013, compared to $2,129,043 for the three months ended June 30, 2012, a decrease of $215,863, or 10.1%. The decrease was because the reduction in our interest income was greater than the reduction in our cost of funds when comparing the three months ended June 30, 2013 to the same period ended 2012. The average yield on interest earning assets declined by 74 basis points, while the average cost of funds declined by 3 basis points. The reduction in the yield on assets was principally due to the 63 basis points drop in the yield on investment securities, partially offset by the 6 basis points increase in the yield on loans and the increase in low yielding overnight investments as a percentage of total interest-earning assets. The decline in the cost of funds was driven principally by the 17 basis point decrease in money market accounts and the 6 basis points decrease in the cost of NOW accounts, partially offset by a 12 basis point increase in cost of savings accounts. Overall, our interest rate spread declined 71 basis points, from 3.17% to 2.46% between the periods. Correspondingly, our net interest margin decreased to 2.66% for the three months ended June 30, 2013 from 3.38% in the same period of 2012. The margin is higher than the spread because it takes into account the effect of interest free demand deposits and capital.

The spread and margin both decreased because of the combined effect of the decline in earnings we were able to obtain on our investments securities and the larger average balances of our lowest yielding category, other interest earning assets. These declines could not be offset by corresponding declines in the cost of deposits because the rates we paid on deposits were already low due to low markets rates so that we could not reduce them as much as the decline in the earnings on investment securities. In addition, we continued to incur interest expense on deposits that funded the non-performing loans that did not earn interest and on other interest earning assets, our lowest yielding asset class.

Provision for Loan Losses. The provision for loan losses in any period depends upon the amount necessary to bring the allowance for loan losses to the level management believes is appropriate, after taking into account charge offs and recoveries. We took a provision for loan losses of $15,000 for the three months ended June 30, 2013 compared to a provision for loan losses of $65,000 for the same period in 2012. The $50,000 decrease in the provision was a result of a lower level of non-performing loans and total loans, despite a higher level of charge-offs.

We experienced a decrease of $1,079,811 in non-performing loans from $6,222,042 at June 30, 2012 to $5,142,231 at June 30, 2013. Most of those loans are secured by real estate. We individually evaluated the non-performing mortgage loans based primarily upon updated appraisals as part of our analysis of the appropriate level of our allowance for loan and lease losses. We charged-off $97,753 of loans for the three months ended June 30, 2013 as compared to charge-offs of $16,675 for the same period in 2012. We also had recoveries (which are added back to the allowance for loan losses) of $17,326 for the three months ended June 30, 2013 as compared to $92,159 in the same period of 2012.

After considering other matters that increased or decreased the allowance, we determined that the level of our allowance at June 30, 2013 was appropriate to address inherent losses. Overall, our allowance for loan losses decreased from $1,582,397 or 1.84% of total loans, at June 30, 2012 to $1,251,587 or 1.63% of total loans, at June 30, 2013. There can be no assurance that a higher level, or a higher provision for loan losses, will not be necessary in the future.

Non-interest Income. Non-interest income was $640,938 for the three months ended June 30, 2013, compared to $628,231 during the same period last year. The $12,707, or 2.0%, increase in non-interest income was a direct result of an increase of $43,659 in other income, primarily due to a reimbursement of $36,394 in expenses from insurance proceeds received in response to Superstorm Sandy, partially offset by a $36,677 decrease in service charges on deposits due to reduced non-sufficient fees. Service charges on deposits consist mainly of insufficient fund fees, which are inherently volatile, and are based upon the number of items being presented for payment against insufficient funds.

Non-interest Expense. Non-interest expense was $2,127,877 for the three months ended June 30, 2013, compared to $2,006,779 for the three months ended June 30, 2012, an increase of $121,098 or 6.0%. The principal shifts in the individual categories were:

●	a $104,334 increase in other non-interest expenses due to a $62,413 increase in the cost of holding real estate acquired in foreclosure, principally writedowns of REO assets, and foreclosure costs; a $16,080 increases in marketing costs due to a new ad campaign, a $9,812 increase in the costs of operating our ATM’s; and increases other normal operating expenses;

●	a $62,569 increase in salaries and benefits due to the acceleration of stock benefits due to a retirement and the accrual for termination expenses; partially offset by;

●	a $30,734 decrease in occupancy expense due to a reimbursement by our insurance carrier of monies expensed in the remediation and rebuilding of our Dongan Hills branch, which sustained damage during Superstorm Sandy; and

●	an $18,978 decrease in legal expense, due primarily to a recovery of two past due loans on which $15,992 in legal fees had been expensed.

In addition to these changes, we also experienced changes in the various other non-interest expenses categories due to normal fluctuations in operations.

Income Tax Expense. Income tax expense was $188,172 for the three months ended June 30, 2013, compared to income tax expense of $313,638 for the same period ended 2012. The decrease in income tax expense was due to the $274,254 decrease in income before income taxes in the 2013 period. Our effective tax rate for the three months ended June 30, 2013 and 2012 was 45.8%.

Results of Operations for the Six Months Ended June 30, 2013 and June 30, 2012

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

General. We had net income of $432,940 for the six months ended June 30, 2013, compared to net income of $653,485 for the comparable period in 2012. The principal categories which make up the 2013 net income are:

●	Interest income of $4,185,807

●	Reduced by interest expense of $416,064

●	Reduced by a provision for loan losses of $135,000

●	Increased by non-interest income of $1,251,539

●	Reduced by non-interest expense of $4,088,168

●	Reduced by income tax expense of $365,174

We discuss each of these categories individually and the reasons for the differences between the six months ended June 30, 2013 and 2012 in the following paragraphs.

Interest Income. Interest income was $4,185,807 for the six months ended June 30, 2013, compared to $4,634,705 for the six months ended June 30, 2012, a decrease of $448,898 or 9.7%. The main reason for the decline was a 67 basis point decrease in the yield on investment securities, partially offset by a $7,389,248 increase in average balance on investment securities between the periods, which combined to cause a $306,384 decline in interest income on investment securities.

Interest income on loans decreased by $178,501 as a result of a decrease of $4.1 million in the average balance of loans and a 4 basis point decrease in the average yield, from the six months ended June 30, 2012 to the six months ended June 30, 2013. There was a $2,786,130 decrease in our average non-performing loans, from $8.5 million in the six months ended June 30, 2012 to $5.7 million in the same period ended 2013. During the period in which interest is not being paid, non-performing loans continue to be included in the calculation of average loan yield, but with an effective yield of zero. We estimate that if all non-performing loans were performing according to their contractual terms during the six months ended June 30, 2013, our average loan yield would have been approximately 34 basis points higher. In contrast, we estimate that the comparable effect in 2012 period would have been approximately a 39 basis point increase in average loan yield. Substantially all of the non-accrual loans are secured by mortgages on real estate.

Interest rate floors on most of our loans have helped to stabilize interest income from the loan portfolio, but these floors will have the effect of limiting increases in our income until the prime rate rises above 6%.

We experienced a 67 basis point decrease in the average yield on our investment securities portfolio, from 2.80% to 2.13%, due to the purchase of new investment securities at lower market rates than the rates we had been earning on the investment securities previously purchased that were gradually being repaid. The average balance of our investment portfolio increased by $7.4 million, or 6.5%, between the periods. The investment securities portfolio represented 62.3% of average non-loan interest earning assets in the 2013 period compared to 71.7% in the 2012 period.

Interest income from other interest earning assets (principally overnight investments) increased by $35,987 due to an increase in the yield of 1 basis point from 0.22% for the six months ended June 30, 2012 to 0.23% for the same period ended June 30, 2013. In addition, the average balance of our other interest earning assets increased by $28.5 million between the periods because we elected to invest most of the available funds in overnight investments rather than tie them up in longer term investment securities which were available only at relatively low yields.

Interest Expense. Interest expense was $416,064 for the six months ended June 30, 2013, compared to $407,481 for the six months ended June 30, 2012, an increase of $8,583 or 2.1%. The principal reason for the increase was an increase in the average balance of interest-bearing deposits as we sought to increase our total deposits, partially offset by a decline in average cost of funds as we were able to reprice some deposits downward as market interest rates remained low. The increase was the result of a $18,733 increase in the cost of savings accounts due to 12 basis point increase in the average cost and the $4.9 million increase in the average balance between the periods and a $15,971 increase in interest on time deposits due to a $9.6 million increase in the average balance between the periods, even as the average cost declined by 5 basis points. The increase in interest expense was partially offset by an $14,756 decrease in the cost of money market accounts, as the average cost declined by 17 basis points and an $11,365 decrease in the cost of NOW accounts, as the average cost declined by 8 basis points, due to our decision to reprice those deposits downward during the continuation of low market interest rates. As a result, our average cost of funds, excluding the effect of interest-free demand deposits, decreased to 0.51% from 0.56% between the periods.

Net Interest Income Before Provision for Loan Losses. Net interest income before the provision for loan losses was $3,769,743 for the six months ended June 30, 2013, compared to $4,227,224 for the six months ended June 30, 2012, a decrease of $457,481, or 10.8%. The decrease was because the reduction in our interest income was greater than the reduction in our cost of funds when comparing the six months ended June 30, 2013 to the same period ended 2012. The average yield on interest earning assets declined by 75 basis points, while the average cost of funds declined by 5 basis points. The reduction in the yield on assets was principally due to the 67 basis points drop in the yield on investment securities and the 4 basis points decrease in the yield on loans, partially offset by the increase in low yielding overnight investments as a percentage of total interest-earning assets. The decline in the cost of funds was driven principally by the 17 basis point decrease in money market accounts and the 8 basis points decrease in the cost of NOW accounts, partially offset by a 12 basis point increase in cost of savings accounts. Overall, our interest rate spread declined 70 basis points, from 3.22% to 2.52% between the periods. Correspondingly, our net interest margin decreased to 2.72% for the six months ended June 30, 2013 from 3.45% in the same period of 2012. The margin is higher than the spread because it takes into account the effect of interest free demand deposits and capital.

The spread and margin both decreased because of the combined effect of the decline in earnings we were able to obtain on our investments securities and the larger average balances of our lowest yielding category, other interest earning assets. These declines could not be offset by corresponding declines in the cost of deposits because the rates we paid on deposits were already low due to low markets rates so that we could not reduce them as much as the decline in the earnings on investment securities. In addition, we continued to incur interest expense on deposits that funded the non-performing loans that did not earn interest and on other interest earning assets, our lowest yielding asset class.

Provision for Loan Losses. The provision for loan losses in any period depends upon the amount necessary to bring the allowance for loan losses to the level management believes is appropriate, after taking into account charge offs and recoveries. We took a provision for loan losses of $135,000 for the six months ended June 30, 2013 compared to a provision for loan losses of $240,000 for the same period in 2012. The $105,000 decrease in the provision was a result of a lower level of non-performing loans and total loans, despite a higher level of charge-offs.

We experienced a decrease of $1,079,811 in non-performing loans from $6,222,042 at June 30, 2012 to $5,142,231 at June 30, 2013. Most of those loans are secured by real estate. We individually evaluated the non-performing mortgage loans based primarily upon updated appraisals as part of our analysis of the appropriate level of our allowance for loan and lease losses. We charged-off $680,401 of loans for the six months ended June 30, 2013 as compared to charge-offs of $117,432 for the same period in 2012. We also had recoveries (which are added back to the allowance for loan losses) of $43,467 for the six months ended June 30, 2013 as compared to $116,809 in the same period of 2012.

After considering other matters that increased or decreased the allowance, we determined that the level of our allowance at June 30, 2013 was appropriate to address inherent losses. Overall, our allowance for loan losses decreased from $1,582,397 or 1.84% of total loans, at June 30, 2012 to $1,251,587 or 1.63% of total loans, at June 30, 2013. There can be no assurance that a higher level, or a higher provision for loan losses, will not be necessary in the future.

Non-interest Income. Non-interest income was $1,251,539 for the six months ended June 30, 2013, compared to $1,248,956 during the same period last year. The $2,583, or 0.2%, increase in non-interest income was a direct result of a $68,128 increase in other income, primarily due a reimbursement of $36,394 in expenses received from insurance proceeds as a result of Superstorm Sandy and a $17,571 gain on the sale of a fixed asset, a $10,958 increase in net rental income due to an increase in the lease rate, and a $4,141 increase in loan fees. These were partially offset by a $80,644 decrease in service charges on deposits due to a reduction in insufficient funds fees as customers wrote fewer checks on insufficient funds during the 2013 period. Service charges on deposits consist mainly of insufficient fund fees, which are inherently volatile, and are based upon the number of items being presented for payment against insufficient funds.

Non-interest Expense. Non-interest expense was $4,088,168 for the six months ended June 30, 2013, compared to $4,031,524 for the six months ended June 30, 2012, an increase of $56,644 or 1.4%. The principal shifts in the individual categories were:

●	a $133,264 increase in other non-interest expenses due to a $72,683 increase in the cost of holding real estate acquired in foreclosure, principally writedowns of REO assets, and foreclosure costs; a $34,271 increases in marketing costs due to a new ad campaign, a $17,124 increase in the costs of operating our ATM’s; a $7,837 increase in forgery costs and increase in other normal operating expenses;

●	a $36,155 increase in computer expense due to a recent rise in software contract expenses

●	a $23,649 increase in salaries and benefits due to the acceleration of stock benefits due to a retirement and the accrual for termination expenses; partially offset by;

●	a $74,136 decrease in occupancy expense due to a reimbursement by our insurance carrier on monies expensed in the remediation and rebuilding of our Dongan Hills branch, which sustained damage during Superstorm Sandy and reduced fixed asset costs;

●	a $36,824 decrease in legal expense, due to a reduction in collection activity as we had less non-performing assets and a recovery of two past due loans, on which $15,992 in legal fees had been expensed; and

●	a $20,875 decrease in director fees due to reduced number of meetings.

In addition to these changes, we also experienced changes in the various other non-interest expenses categories due to normal fluctuations in operations.

Income Tax Expense. Income tax expense was $365,174 for the six months ended June 30, 2013, compared to income tax expense of $551,171 for the same period ended 2012. The decrease in income tax expense was due to the $406,542 decrease in income before income taxes in the 2013 period. Our effective tax rate for the six months ended June 30, 2013 and 2012 was 45.8%.

VSB Bancorp, Inc.

Consolidated Average Balance Sheets

(unaudited)

			Three				Three				Six				Six
			Months Ended				Months Ended				Months Ended				Months Ended
			June 30, 2013				June 30, 2012				June 30, 2013				June 30, 2012
	Average			Yield/	Average			Yield/	Average			Yield/	Average			Yield/
	Balance		Interest	Cost	Balance		Interest	Cost	Balance		Interest	Cost	Balance		Interest	Cost

Assets:
Interest-earning assets:
Loans receivable	$77,659,684		$1,426,556	6.99%	$84,754,773		$1,507,750	6.93%	$79,483,702		$2,825,697	7.00%	$83,601,269		$3,004,198	7.04%
Investment securities, afs & htm	124,547,928		646,140	2.08	117,383,585		789,865	2.71	121,069,210		1,276,051	2.13	113,679,962		1,582,435	2.80
Other interest-earning assets	75,091,253		43,534	0.23	45,497,686		24,418	0.22	73,408,565		84,059	0.23	44,871,876		48,072	0.22
Total interest-earning assets	277,298,865		2,116,230	2.95	247,636,044		2,322,033	3.69	273,961,477		4,185,807	3.03	242,153,107		4,634,705	3.78

Non-interest earning assets	7,653,810				6,678,572				7,124,130				6,949,970
Total assets	$284,952,675				$254,314,616				$281,085,607				$249,103,077

Liabilities and equity:
Interest-bearing liabilities:
Savings accounts	$23,057,230		19,429	0.34	$17,803,181		9,592	0.22	$22,504,500		37,933	0.34	$17,601,805		19,200	0.22
Time accounts	73,432,919		117,232	0.64	64,561,077		103,897	0.65	74,657,617		245,823	0.66	65,090,906		229,852	0.71
Money market accounts	34,884,861		49,519	0.57	31,655,393		58,159	0.74	33,569,237		100,115	0.60	30,129,220		114,871	0.77
Now accounts	35,292,988		16,870	0.19	34,021,833		21,342	0.25	33,813,742		32,193	0.19	32,230,174		43,558	0.27
Total interest-bearing liabilities	166,667,998		203,050	0.49	148,041,484		192,990	0.52	164,545,096		416,064	0.51	145,052,105		407,481	0.56
Checking accounts	89,256,153				77,174,913				87,605,981				75,127,052
Escrow deposits	317,242				453,235				267,902				379,112
Total deposits	256,241,393				225,669,632				252,418,979				220,558,269
Other liabilities	892,209				1,192,644				852,704				1,218,605
Total liabilities	257,133,602				226,862,276				253,271,683				221,776,874
Equity	27,819,073				27,452,340				27,813,924				27,326,203
Total liabilities and equity	$284,952,675				$254,314,616				$281,085,607				$249,103,077

Net interest income/net interest rate spread			$1,913,180	2.46%			$2,129,043	3.17%			$3,769,743	2.52%			$4,227,224	3.22%

Net interest earning assets/net interest margin	$110,630,867			2.66%	$99,594,560			3.38%	$109,416,381			2.72%	$97,101,002			3.45%

Ratio of interest-earning assets to interest-bearing liabilities	1.66	x			1.67	x			1.66	x			1.67	x

Return on Average Assets (1)	0.26%				0.55%				0.28%				0.49%
Return on Average Equity (1)	2.64%				5.07%				2.87%				4.50%
Tangible Equity to Total Assets	9.18%				10.84%				9.18%				10.84%

(1)	Ratios have been annualized.
38

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

During the six months ended June 30, 2013, we had a net increase in total deposits of $28,024,416 due to increases of $12,595,929 in non-interest demand deposits, $4,893,907 in money market accounts, $4,422,029 in NOW accounts, $3,078,383 in savings accounts, $2,818,268 in time deposits and $215,900 in escrow deposits. These are all what are commonly known as “retail” deposits that we obtain through the efforts of our branch network rather than “wholesale” deposits that some banks obtain from deposit brokers. We also received proceeds from repayment of investment securities of $16,991,861. We used $40,953,796 of available funds to purchase new investment securities and we had a net loan decrease of $4,357,536. These changes resulted in an overall increase in cash and cash equivalents of $10,142,290. Total cash and cash equivalents at June 30, 2013 were $87,870,716.

In contrast, during the six months ended June 30, 2012, we had a net increase in total deposits of $10,505,948 due to increases of $4,498,488 in money market accounts, $4,064,597 in NOW accounts, $2,459,571 in non-interest demand deposits, $627,553 in savings accounts and $19,536 in escrow deposits partially offset by a decrease of $1,163,797 in time deposits. These are also all what are commonly known as “retail” deposits rather than “wholesale” deposits. We also received proceeds from repayment of investment securities of $18,683,742. We used $27,900,082 of available funds to purchase new investment securities and we had a net loan increase of $4,081,675. These changes resulted in an overall decrease in cash and cash equivalents of $1,934,023. Total cash and cash equivalents at June 30, 2012 were $46,173,650.

At June 30, 2013, cash and cash equivalents represented 29.6% of total assets. Our cash and cash equivalents increased due to a recent influx of new deposits, which we have not yet deployed into investment securities or loans, which will enable us to generate higher interest income. We maintain a higher level of cash and cash equivalents to help buffer the adverse effects of potential, future rising interest rates but we anticipate that we will be purchasing more investment securities and seeking loan participations to reduce the current level of cash and cash equivalents. We anticipate, based upon historical experience that these funds, combined with cash inflows we anticipate from payments on our loan and investment securities portfolios, will be sufficient to fund loan growth and unanticipated deposit outflows. Depending upon competitive pressures, we may need to implement interest-paying business checking in order to maintain demand deposits at historical levels or to increase such deposits.

As a secondary source of liquidity, at June 30, 2013 we had $47.2 million of investment securities classified available for sale. The disposition of these securities prior to maturity is an option available to us in the event, which we believe is unlikely, that our primary sources of liquidity and expected cash flows are insufficient to meet our need for funds. Additionally, we have the ability to borrow funds at the Federal Home Loan Bank of New York and the Federal Reserve Bank of New York using securities in our investment portfolio as collateral if the need arises. Based upon our asset size and the amount of our securities portfolio that qualifies as eligible collateral, we had more than $87.5 million of unused borrowing capability from the FHLBNY at June 30, 2013. Victory State Bank also has a $2 million unsecured credit facility with Atlantic Central Bankers Bank, which the Bank has not drawn upon. We do not anticipate a need for additional capital resources and do not expect to raise funds through a stock offering in the near future. We have sufficient resources to allow us to continue to make loans as appropriate opportunities arise without having to rely on government funds to support our lending activities.

Victory State Bank satisfied all capital ratio requirements of the Federal Deposit Insurance Corporation at June 30, 2013, with a Tier I Leverage Capital ratio of 9.12%, a Tier I Capital to Risk-Weighted Assets ratio of 26.08%, and a Total Capital to Risk-Weighted Assets ratio of 27.33%.

The following table sets forth our contractual obligations and commitments for future lease payments, time deposit maturities and loan commitments.

Contractual Obligations and Commitments at June 30, 2013

Contractual Obligations	Payment Due by Period

	Less than	One to three	Four to five	After	Total Amounts
	One Year	years	years	five years	committed

Minimum annual rental payments under non-cancelable operating leases	$433,999	$841,311	$505,814	$474,819	$2,255,943

Remaining contractual maturities of time deposits	65,660,656	3,034,883	5,575,433	—	74,270,972
Total contractual cash obligations	$66,094,655	$3,876,194	$6,081,247	$474,819	$76,526,915

Other Commitments	Amount of commitment Expiration by Period

	Less than	One to three	Four to five	After	Total Amounts
	One Year	years	years	five years	committed

Loan Commitments	$21,279,227	$1,787,500	$—	$—	$23,066,727

Non-Performing Loans

Management closely monitors non-performing loans and other assets with potential problems on a regular basis. We had twenty four non-performing loans, totaling $5,142,231 at June 30, 2013, compared to nineteen non-performing loans, totaling $6,390,590 at December 31, 2012. Non-performing loans totaled 6.70% of total loans at March 31, 2013 compared to 7.77% of total loans at December 31, 2012. We have always followed a hands-on approach to dealing with our past due borrowers that we believe is sufficiently aggressive to maximize recovery.

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

The following is information about the seven largest non-performing loans and the associated relationships, totaling $3,796,752, or 73.8% of our non-performing loans, by outstanding principal balance at June 30, 2013. Management believes it has taken appropriate steps with a view towards maximizing recovery and minimizing loss, if any, on these loans.

●	$1,224,198 in two commercial real estate loans. The loans, made to two individuals, are secured by a first mortgage and second mortgage on two pieces of real estate in Staten Island. The borrowers are actively pursuing the sale of these properties. We commenced a foreclosure proceeding and we have obtained a money judgment on one of the loans that is a lien on their personal residence.
40

●	$826,054 in a commercial real estate loan. The loan is secured by a first mortgage on the property in Staten Island. The loan is guaranteed personally by the principals of the borrower. The borrower signed a forbearance agreement during the fourth quarter of 2012 which includes a modified payment arrangement. We received a $145,000 upfront payment and the borrower agreed to make monthly payments. We agreed to hold the previously commenced foreclosure proceedings in abeyance as long as there is performance under the forbearance agreement. The borrower has defaulted on the payments according to the forbearance agreement and we have resumed the foreclosure action.
●	$780,000 in a commercial real estate loan, which is secured by a first mortgage on property in Queens. We have commenced a foreclosure action and we are at the stage of the finalization of a referee’s report on the amount due so we can sell the property. However, a guarantor of the loan, who is a party to the foreclosure action, has filed a bankruptcy petition, which automatically stayed the foreclosure. At our request, the bankruptcy judge lifted the stay so we can complete the sale of the property in foreclosure. We had previously commenced a separate action seeking a money judgment against the borrower and the guarantors on a separate loan and property because of the first mortgagor started a foreclosure action. The first mortgagor took back the property in a foreclosure sale in 2013 and we subsequently charged-off that loan. We were granted summary judgment in the money judgment action in 2012 for $764,226.65, including principal, interest and costs, and have been aggressively pursuing collection but collection proceedings against the principal individual guarantor had been stayed due to the same bankruptcy filing.
●	$499,000 in a commercial real estate loan on property in Staten Island that is leased to a restaurant. The loan is secured by a first mortgage on the property and a second mortgage on other commercial real estate collateral. The loan is guaranteed personally by the principals of the borrower and we have a security interest in the business. We have commenced foreclosure proceedings.
●	$467,500 in two construction loans. The loans are secured by a first and second mortgage on property in Staten Island. The loans are guaranteed personally by the principals of the borrower. The borrower signed a forbearance agreement in October, 2012 and has received a certificate of occupancy on the property. The borrowers executed a second forbearance agreement in April 2013 and are currently due for the July 2013 payment.

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

Retirement of Director

Director Robert S. Cutrona, Sr., an original organizer of Victory State Bank and VSB Bancorp, Inc., has retired effective April 30th, 2013. The Boards of Directors thank him for his many years of dedicated service to the Bank and to the Company. He was designated Director Emeritus. The Boards of Directors simultaneously reduced the number of authorized directors to eight.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures: As of June 30, 2013, we undertook an evaluation of our disclosure controls and procedures under the supervision and with the participation of Raffaele M. Branca, President and CEO and Jonathan B. Lipschitz, Vice President and Controller. Disclosure controls are the systems and procedures we use that are designed to ensure that information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934 (such as annual reports on Form 10-K and quarterly periodic reports on Form 10-Q) is recorded, processed, summarized and reported, in a manner which will allow senior management to make timely decisions on the public disclosure of that information. Mr. Branca and Mr. Lipschitz concluded that our current disclosure controls and procedures are effective in ensuring that such information is (i) collected and communicated to senior management in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Since our last evaluation of our disclosure controls, we have not made any significant changes in, or taken corrective actions regarding, either our internal controls or other factors that could significantly affect those controls.

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

VSB Bancorp, Inc.

Date: August 13, 2013	/s/ Raffaele M. Branca
Raffaele M. Branca
President, CEO and Principal Executive Officer

Date: August 13, 2013	/s/ Jonathan B. Lipschitz
Jonathan B. Lipschitz
Vice President, Controller and Principal
Accounting Officer
43

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
44