Form 10-Q
period 2013-09-30
VSB BANCORP INC
filed 2013-11-12
CIK 1225874

UNITED STATES

SECURITY AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20849

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED SEPTEMBER 30, 2013

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

The Registrant had 1,782,309 common shares outstanding as of November 8, 2013.

CROSS REFERENCE INDEX

		Page
	PART I

Item 1	Consolidated Statements of Financial Condition as of September 30, 2013 and December 31, 2012 (unaudited)	4
	Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2013 and 2012 (unaudited)	5
	Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2013 and 2012 (unaudited)	6
	Consolidated Statements of Changes in Stockholders’ Equity for Each of the Quarters in the Nine Months Period Ended September 30, 2013 and the Year Ended December 31, 2012 (unaudited)	6 to 7
	Consolidated Statements of Cash Flows for the Three and Nine Months Ended September 30, 2013 and 2012 (unaudited)	8
	Notes to Consolidated Financial Statements for the Three and Nine Months Ended September 30, 2013 and 2012 (unaudited)	9 to 29
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30 to 43
Item 3	Control and Procedures	43

PART II

Item 1	Legal Proceedings	43

Signature Page		44

	Exhibit 31.1, 31.2, 32.1, 32.2	46 to 49

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

VSB Bancorp, Inc.
Consolidated Statements of Financial Condition
(unaudited)

	September 30,	December 31,
	2013	2012

Assets:
Cash and due from banks	$63,257,198	$77,728,426
Investment securities, available for sale	56,912,504	106,825,570
Investment securities, held to maturity (fair value 2013 - $99,128,515)	99,958,474	—
Loans receivable	76,520,302	81,971,571
Allowance for loan loss	(1,260,454)	(1,753,521)
Loans receivable, net	75,259,848	80,218,050
Bank premises and equipment, net	2,050,521	2,097,356
Accrued interest receivable	551,728	617,833
Other assets	1,926,974	2,217,136
Total assets	$299,917,247	$269,704,371

Liabilities and stockholders’ equity:
Liabilities:
Deposits:
Demand and checking	$97,497,389	$81,881,173
NOW	35,502,753	33,394,785
Money market	41,565,442	33,023,373
Savings	22,591,370	20,871,593
Time	73,828,624	71,452,704
Total deposits	270,985,578	240,623,628
Escrow deposits	104,885	77,578
Accounts payable and accrued expenses	1,291,551	1,249,194
Total liabilities	272,382,014	241,950,400

Stockholders’ equity:
Common stock ($.0001 par value, 10,000,000 shares authorized, 1,989,509 issued, 1,785,309 outstanding at September 30, 2013 and at December 31, 2012)	199	199
Additional paid in capital	9,321,312	9,257,167
Retained earnings	19,790,109	19,336,280
Treasury stock, at cost (204,200 shares at September 30, 2013 and at December 31, 2012)	(2,068,898)	(2,068,898)
Unearned Employee Stock Ownership Plan shares	(98,629)	(225,438)
Accumulated other comprehensive income, net of taxes of $498,519 and $1,226,742, respectively	591,140	1,454,661

Total stockholders’ equity	27,535,233	27,753,971

Total liabilities and stockholders’ equity	$299,917,247	$269,704,371

See notes to consolidated financial statements.

 VSB Bancorp, Inc.
Consolidated Statements of Operations
(unaudited)

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	Sept. 30, 2013	Sept. 30, 2012	Sept. 30, 2013	Sept. 30, 2012
Interest and dividend income:
Loans receivable	$1,312,109	$1,484,891	$4,137,806	$4,489,089
Investment securities	817,651	736,733	2,093,702	2,319,168
Other interest earning assets	39,722	30,259	123,781	78,331
Total interest income	2,169,482	2,251,883	6,355,289	6,886,588

Interest expense:
NOW	15,110	19,414	47,303	62,972
Money market	57,048	59,187	157,163	174,058
Savings	20,030	16,493	57,963	35,693
Time	113,503	105,518	359,326	335,370
Total interest expense	205,691	200,612	621,755	608,093

Net interest income	1,963,791	2,051,271	5,733,534	6,278,495
Provision for loan loss	45,000	40,000	180,000	280,000
Net interest income after provision for loan loss	1,918,791	2,011,271	5,553,534	5,998,495

Non-interest income:
Loan fees	13,399	12,471	37,132	32,063
Service charges on deposits	630,611	524,766	1,651,242	1,626,041
Net rental income	17,667	18,327	52,903	42,605
Other income	52,690	52,264	224,629	156,075
Total non-interest income	714,367	607,828	1,965,906	1,856,784

Non-interest expenses:
Salaries and benefits	947,829	934,410	2,898,913	2,861,845
Occupancy expenses	340,003	367,248	994,348	1,095,729
Legal expense	85,477	59,292	198,637	209,276
Professional fees	105,975	84,819	276,947	253,880
Computer expense	70,724	66,463	223,547	183,131
Directors’ fees	53,375	60,775	177,625	205,900
FDIC and NYSBD assessments	60,500	57,000	175,500	178,500
Other expenses	340,253	330,204	1,146,787	1,003,474
Total non-interest expenses	2,004,136	1,960,211	6,092,304	5,991,735
Income before income taxes	629,022	658,888	1,427,136	1,863,544

Provision/(benefit) for income taxes:

Current	323,092	329,410	424,715	1,058,329
Deferred	(35,308)	(27,982)	228,243	(205,730)
Total provision for income taxes	287,784	301,428	652,958	852,599

Net income	$341,238	$357,460	$774,178	$1,010,945

Earnings per share:
Basic	$0.19	$0.20	$0.44	$0.57

Diluted	$0.19	$0.20	$0.44	$0.57

Comprehensive income/(loss)	$294,391	$547,112	$(89,343)	$1,028,966

See notes to consolidated financial statements.

VSB Bancorp, Inc.
Consolidated Statements of Comprehensive Income/(Loss)
(unaudited)

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	Sept. 30, 2013	Sept. 30, 2012	Sept. 30, 2013	Sept. 30, 2012

Net Income	$341,238	$357,460	$774,178	$1,010,945
Other comprehensive income:
Unrealized gains on securities, AFS:
Change in unrealized gain on securities, AFS	(59,153)	349,589	(2,089,216)	33,219
Unrealized gains on securities transferred from AFS to HTM	—	—	533,811	—
Accretion on unrealized gains on HTM securities	(27,201)	—	(36,338)	—
Tax effects	(39,507)	159,937	(728,222)	15,198
Net of tax	(46,847)	189,652	(863,521)	18,021
Comprehensive income/(loss)	$294,391	$547,112	$(89,343)	$1,028,966

See notes to consolidated financial statements.

 VSB Bancorp, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
Year Ended December 31, 2012 and For Each of the Quarters in the Nine Month Period Ended September 30, 2013
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

VSB Bancorp, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
Year Ended December 31, 2012 and For Each of the Quarters in the Nine Month Period Ended September 30, 2013
(unaudited)

	Number of
	Common		Additional		Treasury	Unearned	Other	Total
	Shares	Common	Paid-In	Retained	Stock,	ESOP	Comprehensive	Stockholders’
	Outstanding	Stock	Capital	Earnings	at cost	Shares	Gain/(Loss)	Equity

Balance at March 31, 2013	1,785,309	$199	$9,271,800	$19,439,368	$(2,068,898)	$(183,168)	$1,270,050	$27,729,351

Stock-based compensation			59,415					59,415
Amortization of earned portion
of ESOP common stock						42,269		42,269
Amortization of cost over
fair value - ESOP			(21,150)					(21,150)
Cash dividends declared
($0.06 per share)				(106,783)				(106,783)
Net income				223,069				223,069
Other comprehensive income	—	—	—	—	—	—	(632,063)	(632,063)

Balance at June 30, 2013	1,785,309	$199	$9,310,065	$19,555,654	$(2,068,898)	$(140,899)	$637,987	$27,294,108

Stock-based compensation			32,544					32,544
Amortization of earned portion
of ESOP common stock						42,270		42,270
Amortization of cost over
fair value - ESOP			(21,297)					(21,297)
Cash dividends declared
($0.06 per share)				(106,783)				(106,783)
Net income				341,238				341,238
Other comprehensive income	—	—	—	—	—	—	(46,847)	(46,847)

Balance at September 30, 2013	1,785,309	$199	$9,321,312	$19,790,109	$(2,068,898)	$(98,629)	$591,140	$27,535,233

See notes to consolidated financial statements.

VSB Bancorp, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	Sept. 30, 2013	Sept. 30, 2012	Sept. 30, 2013	Sept. 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$341,238	$357,460	$774,178	$1,010,945
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	117,395	145,384	370,733	442,378
Accretion of income, net of amortization of premium	52,807	60,649	256,250	292,498
ESOP compensation expense	20,973	22,012	62,810	65,661
Stock-based compensation expense	32,544	23,447	128,144	70,338
Provision for loan losses	45,000	40,000	180,000	280,000
(Gain)/loss on sale of other real estate	—	—	(9,611)	—
Write-down of other real estate owned	—	—	59,792	—
Decrease in prepaid and other assets	194,256	121,195	588,646	335,239
(Increase)/decrease in accrued interest receivable	(3,750)	2,554	66,105	26,928
(Increase)decrease in deferred income taxes	(35,308)	(27,982)	228,243	(205,730)
(Decrease)/increase in accrued expenses and other liabilities	(11,460)	(72,790)	42,357	(342,557)
Net cash provided by operating activities	753,695	671,929	2,747,647	1,975,700

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in loan receivable	280,068	4,045,312	4,637,604	(36,363)
Available-for-sale securities:
Proceeds from repayment and calls of investment securities	3,519,874	9,050,698	20,505,835	27,734,440
Purchases of investment securities	(13,286,448)	(3,941,875)	(46,942,854)	(31,841,957)
Held-to-maturity securities:
Proceeds from repayment and calls of investment securities	3,565,344	—	3,571,244	—
Purchases of investment securities	(21,789,638)	—	(29,087,028)	—
Proceeds from sale of other real estate	202,000	—	492,686	—
Purchases of premises and equipment	(116,471)	(167,840)	(465,270)	(293,493)
Net cash (used in)/provided by investing activities	(27,625,271)	8,986,295	(47,287,783)	(4,437,373)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	2,364,841	7,225,994	30,389,257	17,731,942
Purchase of treasury stock, at cost	—	(128,409)	—	(234,477)
Cash dividends paid	(106,783)	(106,283)	(320,349)	(320,289)
Net cash provided by financing activities	2,258,058	6,991,302	30,068,908	17,177,176

NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(24,613,518)	16,649,526	(14,471,228)	14,715,503

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	87,870,716	46,173,650	77,728,426	48,107,673

CASH AND CASH EQUIVALENTS, END OF PERIOD	$63,257,198	$62,823,176	$63,257,198	$62,823,176

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$204,120	$197,554	$618,567	$612,222
Taxes	$175,000	$321,000	$330,849	$886,610

SUPPLEMENTAL NONCASH DISCLOSURE:
Transfer from loans to real estate owned	$—	$—	$200,000	$81,075
Transfer from AFS to HTM investment securities	$—	$—	$74,540,643	$—

See notes to consolidated financial statements.

VSB BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

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

Cash and Cash Equivalents – Cash and cash equivalents consist of cash on hand, due from banks and interest-bearing deposits. Interest-bearing deposits with original maturities of 90 days or less are included in this category. Customer loan and deposit transactions are reported on a net cash basis. Regulation D of the Board of Governors of the Federal Reserve System requires that Victory State Bank maintain interest-bearing deposits or cash on hand as reserves against its demand deposits. The amount of reserves which Victory State Bank is required to maintain depends upon its level of transaction accounts. During the fourteen day period from September 19, 2013 through October 2, 2013, Victory State Bank was required to maintain reserves, after deducting vault cash, of $5,574,000. Reserves are required to be maintained on a fourteen day basis, so, from time to time, Victory State Bank may use available cash reserves on a day to day basis, so long as the fourteen day average reserves satisfy Regulation D requirements. Victory State Bank is required to report transaction account levels to the Federal Reserve on a weekly basis.

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

The Company invests primarily in agency collateralized mortgage-Backed obligations (“CMOs”) with estimated average lives primarily under 7 Years and mortgage-backed securities. These securities are primarily issued by the Federal National Mortgage Association (“FNMA”), the Government National Mortgage Association (“GNMA”) or the Federal Home Loan Mortgage Corporation (“FHLMC”) and are primarily comprised of mortgage pools guaranteed by FNMA, GNMA or FHLMC. The Company also invests in whole loan CMOs, collateralized loan obligations (“CLO”) and asset backed securities, all of which are AAA rated at the time of purchase, as well as corporate bonds, which are rated A or better at the time of purchase. These securities expose the Company to risks such as interest rate, prepayment and credit risk and thus pay a higher rate of return than comparable treasury issues.

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

Basic and Diluted Net Income Per Common Share – The Company has stock compensation awards with non-forfeitable dividend rights which are considered participating securities. As such, earnings per share is computed using the two-class method. Basic earnings per common share is computed by dividing net income allocated to common stock by the weighted average number of common shares outstanding during the period which excludes the participating securities. Diluted earnings per common share includes the dilutive effect of additional potential common shares from stock-based compensation plans, but excludes awards considered participating securities. Earnings and dividends per share are restated for all stock splits and stock dividends through the date of issuance of the financial statements.

Basic net income per share of common stock is based on 1,756,670 shares and 1,740,777 shares, the weighted average number of common shares outstanding for the three months ended September 30, 2013 and 2012, respectively. Diluted net income per share of common stock is based on 1,756,670 and 1,740,777, the weighted average number of common shares outstanding plus potentially dilutive common shares for the three months ended September 30, 2013 and 2012, respectively. The weighted average number of potentially dilutive common shares excluded in calculating diluted net income per common share due to the anti-dilutive effect is 48,452 and 48,267 shares for the three months ended September 30, 2013 and 2012, respectively. Common stock equivalents were calculated using the treasury stock method.

Basic net income per share of common stock is based on 1,750,777 shares and 1,744,379 shares, the weighted average number of common shares outstanding for the nine months ended September 30, 2013 and 2012, respectively. Diluted net income per share of common stock is based on 1,750,777 and 1,744,379, the weighted average number of common shares outstanding plus potentially dilutive common shares for the nine months ended September 30, 2013 and 2012, respectively. The weighted average number of potentially dilutive common shares excluded in calculating diluted net income per common share due to the anti-dilutive effect is 48,615 and 47,293 shares for the nine months ended September 30, 2013 and 2012, respectively. Common stock equivalents were calculated using the treasury stock method.

The reconciliation of the numerators and the denominators of the basic and diluted per share computations for the three and nine months ended September 30, are as follows:

Reconciliation of EPS
	Three months ended	Three months ended
	Sept. 30, 2013	Sept. 30, 2012
Basic
Distributed earnings allocated to common stock	$105,400	$104,447
Undistributed earnings allocated to common sock	231,655	248,552
Net earnings allocated to common stock	$337,055	$352,999

Weighted common shares outstanding including participating securities	1,778,470	1,762,777
Less: Participating securities	(21,800)	(22,000)
Weighted average shares	1,756,670	1,740,777

Basic EPS	$0.19	$0.20

Diluted
Net earnings allocated to common stock	$337,055	$352,999

Weighted average shares for basic	1,756,670	1,740,777
Dilutive effects of:
Stock Options	—	—

Unvested shares not considered participating securities	—	—
	1,756,670	1,740,777

Diluted EPS	$0.19	$0.20

Reconciliation of EPS
	Nine months ended	Nine months ended
	Sept. 30, 2013	Sept. 30, 2012
Basic
Distributed earnings allocated to common stock	$315,140	$313,988
Undistributed earnings allocated to common sock	447,834	682,823
Net earnings allocated to common stock	$762,974	$996,811

Weighted common shares outstanding including participating securities	1,776,486	1,769,112
Less: Participating securities	(25,709)	(24,733)
Weighted average shares	1,750,777	1,744,379

Basic EPS	$0.44	$0.57

Diluted
Net earnings allocated to common stock	$762,974	$996,811

Weighted average shares for basic	1,750,777	1,744,379
Dilutive effects of:
Stock Options	—	—
Unvested shares not considered participating securities	—	—
	1,750,777	1,744,379

Diluted EPS	$0.44	$0.57

Net earnings allocated to common stock for the period are distributed earnings during the period, such as dividends on common shares outstanding, plus a proportional amount of retained income for the period based on restricted shares granted but unvested compared to the total common shares outstanding.

Stock Based Compensation – The Company records compensation expense for stock options provided to employees in return for employment service. The cost is measured at the fair value of the options when granted, and this cost is expensed over the employment service period, which is normally the vesting period of the options.

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

Stock Repurchase Programs – On September 8, 2008, the Company announced that its Board of Directors had authorized a Rule 10b5-1 stock repurchase program for the repurchase of up to 100,000 shares of the Company’s common stock. On April 21, 2009, the Company announced that its Board of Directors had authorized a second Rule 10b5-1 stock repurchase program for the repurchase of up to an additional 100,000 shares of the Company’s common stock. The Company has repurchased a total of 200,000 shares of its common stock under these stock repurchase programs, which were completed by the end of 2010. On September 14, 2011, the Company announced that its Board of Directors had authorized a third Rule 10b5-1 stock repurchase program for the repurchase of up to an additional 100,000 shares of the Company’s common stock. At September 30, 2013, the Company had repurchased a total of 49,200 shares of its common stock under this third stock repurchase program. Stock repurchases under the programs have been accounted for using the cost method, in which the Company will reflect the entire cost of repurchased shares as a separate reduction of stockholders’ equity on its balance sheet.

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

A summary of the status of the Company’s non-vested plan shares as of September 30, 2013 is as follows:

For the Nine Months Ended September 30, 2013:
		Weighted Average
	Shares	Grant Date Share Value

Non vested at beginning of period	30,800	$11.25
Granted	—
Vested	9,000	$—
Non vested at end of period	21,800	$11.25

Comprehensive Income – Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses, net of taxes, on our securities’ portfolios which are also recognized as separate components of equity.

Recently-Adopted Accounting Standards – In February 2013, the FASB issued an Accounting Standards Update (“ASU”) to finalize the reporting requirements for reclassifications of amounts out of accumulated other comprehensive income (“AOCI”).  Items reclassified out of AOCI to net income in their entirety must have the effect of the reclassification disclosed according to the respective income statement line item.  This information must be provided either on the face of the financial statements by income statement line item, or in a footnote.  For public companies, the amendments in the update became effective for interim and annual periods beginning on or after December 15, 2012.  As of September 30, 2013, the Company’s adoption of this ASU had no impact on its results of operations.

3. INVESTMENT SECURITIES

The following table summarizes the amortized cost and fair value of securities available-for-sale and securities held-to-maturity at September 30, 2013 and December 31, 2012 and the corresponding amounts of unrealized gains and losses herein:

	September 30, 2013
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-Sale
FNMA MBS - Residential	$1,259,522	$63,600	$—	$1,323,122
Whole Loan MBS - Residential	138,646	3,007	—	141,653
Collateralized mortgage obligations	37,851,998	505,153	(239,821)	38,117,330
Collateralized loan obligations	5,000,000	35,000	—	5,035,000
Corporate bonds	9,570,797	—	(264,988)	9,305,809
Other debt securities	2,949,526	40,064	—	2,989,590
Total Available-for-Sale	$56,770,489	$646,824	$(504,809)	$56,912,504

	September 30, 2013
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value
Held-to-Maturity
FNMA MBS - Residential	$58,103,774	$132,485	$(475,584)	$57,760,675
GNMA MBS - Residential	3,953,859	—	(24,307)	3,929,552
Collateralized mortgage obligations	37,900,841	8,341	(470,894)	37,438,288
Total Held-to-Maturity	$99,958,474	$140,826	$(970,785)	$99,128,515

	December 31, 2012
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale
FNMA MBS - Residential	$34,168,335	$869,590	$(32,664)	$35,005,261
GNMA MBS - Residential	5,074,518	155,906	—	5,230,424
Whole Loan MBS - Residential	473,273	16,852	—	490,125
Collateralized mortgage obligations	60,483,873	1,597,293	(96)	62,081,070
Collateralized loan obligations	1,000,000	—	—	1,000,000
Other debt securities	2,944,168	74,522	—	3,018,690
Total Available-for-Sale	$104,144,167	$2,714,163	$(32,760)	$106,825,570

There were no sales of investment securities for the nine months ended September 30, 2013 and 2012.

The amortized cost and fair value of the investment securities portfolio are shown by expected maturity. Expected maturities may differ from contractual maturities, especially for collateralized mortgage obligations, if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2013
	Amortized	Fair
Available-for-Sale	Cost	Value

Less than one year	$—	$—
Due after one year through five years	8,264,158	8,308,027
Due after five years through ten years	13,053,295	12,850,939
Due after ten years	35,453,036	35,753,538
Available-for-Sale	$56,770,489	$56,912,504

	September 30, 2013
	Amortized	Fair
Held-to-Maturity	Cost	Value

Less than one year	$—	$—
Due after one year through five years	29,465,277	29,237,950
Due after five years through ten years	29,722,179	29,596,276
Due after ten years	40,771,018	40,294,289
Held-to-Maturity	$99,958,474	$99,128,515

The following table summarizes the investment securities with unrealized losses at September 30, 2013 and December 31, 2012 by aggregated major security type and length of time in a continuous unrealized loss position:

September 30, 2013	Less than 12 months		More than 12 months		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-Sale	Value	Loss	Value	Loss	Value	Loss

FNMA MBS	$—	$—	$—	$—	$—	$—
GNMA MBS	—	—	—	—	—	—
Whole Loan MBS	—	—	—	—	—	—
Collateralized mortgage obligations	15,981,110	(239,821)	—	—	15,981,110	(239,821)
Collateralized loan obligations	—	—	—	—	—	—
Corporate bonds	9,305,809	(264,988)	—	—	9,305,809	(264,988)
Other debt securities	—	—	—	—	—	—
Available-for-Sale	$25,286,919	$(504,809)	$—	$—	$25,286,919	$(504,809)

September 30, 2013	Less than 12 months		More than 12 months		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Held-to-Maturity	Value	Loss	Value	Loss	Value	Loss

FNMA MBS	$43,703,786	$(475,584)	$—	$—	$43,703,786	$(475,584)
GNMA MBS	3,929,552	(24,307)	—	—	3,929,552	(24,307)
Collateralized mortgage obligations	30,454,114	(470,894)	—	—	30,454,114	(470,894)
Held-to-Maturity	$78,087,452	$(970,785)	$—	$—	$78,087,452	$(970,785)

December 31, 2012	Less than 12 months		More than 12 months		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-Sale	Value	Loss	Value	Loss	Value	Loss

FNMA MBS	$4,499,561	$(32,664)	$—	$—	$4,499,561	$(32,664)
GNMA MBS	—	—	—	—	—	—
Whole Loan MBS	—	—	—	—	—	—
Collateralized mortgage obligations	101,543	(96)	—	—	101,543	(96)
Collateralized loan obligations	—	—	—	—	—	—
Other debt securities	—	—	—	—	—	—
Available-for-Sale	$4,601,104	$(32,760)	$—	$—	$4,601,104	$(32,760)
17

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

At September 30, 2013, the unrealized loss on investment securities was caused by a rise in intermediate and long term market interest rates generally. We expect that these securities, at maturity, will be settled for at least the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the securities and it is not more likely than not that the Company will be required to sell the securities before recovery of the amortized cost basis less any current-period loss, these investments are not considered other-than-temporarily impaired. At September 30, 2013, there were no debt securities with unrealized losses with aggregate depreciation of 5% or more from the Company’s amortized cost basis.

Securities pledged had a fair value of $62,090,144 and $66,043,504 at September 30, 2013 and December 31, 2012, respectively and were pledged to secure public deposits and balances in excess of the deposit insurance limit on certain customer accounts.

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

Federal Home Loan Bank Stock – It is not practical to determine the fair value of FHLB stock due to restrictions placed on its transferability.

Loans Receivable – The fair value of commercial and construction loans is approximated by the carrying value as the loans are tied directly to the Prime Rate and are subject to change on a daily basis, subject to the applicable interest rate floors. The fair value of the remainder of the portfolio is determined by discounting the future cash flows of the loans using the appropriate discount rate.
18

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

The carrying amounts and estimated fair values of financial instruments, at September 30, 2013 and December 31, 2012 are as follows:

	Fair Value Measurements at September 30, 2013 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)	Total
Financial Assets:
Cash and cash equivalents	$63,257,198	$6,495,284	$56,761,914	$—	$63,257,198
Investment securities, available for sale	56,912,504	—	51,877,504	5,035,000	56,912,504
Investment securities, held to maturity	99,958,474	—	99,128,515	—	99,128,515
Loans receivable	75,259,848	—	—	76,117,619	76,117,619
Accrued interest receivable	551,728	—	305,953	245,775	551,728
Total Financial Assets	$295,939,752	$6,495,284	$208,073,886	$81,398,394	$295,967,564

Financial Liabilities:
Deposits	$271,090,463	$97,497,389	$173,425,360	$—	$270,922,749
Accrued interest payable	17,108	—	17,108	—	17,108
Total Financial Liabilities	$271,107,571	$97,497,389	$173,442,468	$—	$270,939,857

	Fair Value Measurements at December 31, 2012 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)	Total
Financial Assets:
Cash and cash equivalents	$77,728,426	$3,723,131	$74,005,295	$—	$77,728,426
Investment securities, available for sale	106,825,570	—	105,825,570	1,000,000	106,825,570
Loans receivable	80,218,050	—	—	80,432,242	80,432,242
Accrued interest receivable	617,833	—	262,577	355,256	617,833
Total Financial Assets	$265,389,879	$3,723,131	$180,093,442	$81,787,498	$265,604,071

Financial Liabilities:
Deposits	$240,701,206	$81,881,173	$158,706,059	$—	$240,587,232
Accrued interest payable	13,920	—	13,920	—	13,920
Total Financial Liabilities	$240,715,126	$81,881,173	$158,719,979	$—	$240,601,152
19

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

	Fair Value Measurements at September 30, 2013 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Available for sale:
FNMA MBS - Residential	$1,323,122	$—	$1,323,122	$—
Whole Loan MBS-
Residential	141,653	—	141,653	—
Collateralized mortgage
obligations	38,117,330	—	38,117,330	—
Collateralized loan
obligations	5,035,000	—	—	5,035,000
Corporate bonds	9,305,809	—	9,305,809	—
Other debt securities	2,989,590	—	2,989,590	—
Total Available for sale Securities	$56,912,504	$—	$51,877,504	$5,035,000
20

	Fair Value Measurements at December 31, 2012 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Available for sale:
FNMA MBS - Residential	$35,005,261	$—	$35,005,261	$—
GNMA MBS - Residential	5,230,424	—	5,230,424	—
Whole Loan MBS-
Residential	490,125	—	490,125	—
Collateralized mortgage
obligations	62,081,070	—	62,081,070	—
Collateralized loan
obligations	1,000,000	—	—	1,000,000
Other debt securities	3,018,690	—	3,018,690	—
Total Available for sale Securities	$106,825,570	$—	$105,825,570	$1,000,000

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2013:

Collateralized
Loan
Obligations

2013

Balance of recurring Level 3 assets at January 1:	$1,000,000
Total gains or losses for the period:	—
Included in earnings	—
Included in other comprehensive income	35,000
Purchases	4,000,000
Sales	—
Issuances	—

Settlements
Transfers into Level 3	—
Transfers out of Level 3	—

Balance of recurring Level 3 assets at September 30:	$5,035,000
21

The following table presents quantitative information about recurring Level 3 fair value measurement at September 30, 2013:

	Fair	Valuation	Unobservable
	Value	Techniques	Inputs	Range

Collateralized loan obligations	$5,035,000	Discounted cash flow	Collateral default rate	0%-2%
			Recovery probability	70%-100%

There were no transfers between levels from December 31, 2012 to September 30, 2013.

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

Real Estate Owned:  Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis.  These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals which are updated no less frequently than annually. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.  There were no write downs for real estate owned for the three and nine months ended September 30, 2013 and 2012.

Fair Value Measurements at September 30, 2013 Using
Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans
Commercial Real Estate	$1,039,204	—	—	$1,039,204

Other real estate owned	—	—	—	—

	Fair Value Measurements at December 31, 2012 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans
Commercial Real Estate	$934,034	—	—	$934,034

Other real estate owned	342,867	—	—	342,867

As of September 30, 2013, we had three impaired loans with specific reserves that were collateral dependent. Collateral dependent impaired loans, which are measured for impairment using the fair value of the collateral, had a carrying amount of $1,373,021, with a valuation allowance of $ 333,817 at that date. The valuation allowance decreased $504,714 from December 31, 2012 to September 30, 2013. The unpaid principal balance on impaired loans at September 30, 2013 was $1,426,671.

As of December 31, 2012, we had four impaired loans with specific reserves that were collateral dependent. Collateral dependent impaired loans, which are measured for impairment using the fair value of the collateral, had a carrying amount of $1,772,565, with a valuation allowance of $838,531 at that date. The unpaid principal balance on impaired loans at December 31, 2012 was $1,792,790.

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2013.

	Fair	Valuation	Unobservable
	Value	Techniques	Inputs	Range
Impaired loans - Commercial real estate	$521,844	Third Party Appraisal	Discount adjustment for differences in various costs.	0.01%

	64,579	Third Party Appraisal	Adjustments for differences between comparable sales.	2% - 4%

	452,781	Third Party Appraisal	Adjustments for differences in net operating income expectations	4% - 13%

			Capitalization Rate	5.75%

		Third Party Appraisal	Adjustments for differences between comparable sales.	2% - 6%

5. LOANS RECEIVABLE, NET

Loans receivable, net at September 30, 2013 and December 31, 2012 are summarized as follows:

	September 30,	December 31,
	2013	2012

Commercial loans (principally variable rate):
Secured	$1,785,392	$2,050,728
Unsecured	15,155,159	16,502,920
Total commercial loans	16,940,551	18,553,648

Real estate loans:
Commercial	52,674,057	56,698,844
Residential	2,460,097	2,498,603
Total real estate loans	55,134,154	59,197,447

Construction loans (net of undisbursed funds of $1,571,000 and $2,854,500, respectively)	3,254,000	3,112,477

Consumer loans	722,281	565,573
Other loans	668,214	768,790
	1,390,495	1,334,363

Total loans receivable	76,719,200	82,197,935

Less:
Unearned loans fees, net	(198,898)	(226,364)
Allowance for loan losses	(1,260,454)	(1,753,521)

Total	$75,259,848	$80,218,050

Nonaccrual loans outstanding at September 30, 2013 and December 31, 2012 are summarized as follows:

	September 30,	December 31,
	2013	2012
Nonaccrual loans:
Commercial real estate	$4,334,938	$5,923,090
Commercial secured	88,021	—
Commercial unsecured	245,913	—
Construction	467,500	467,500

Total nonaccrual loans	$5,136,372	$6,390,590

	September 30,	December 31,
	2013	2012
Interest income that would have been recorded during the period on nonaccrual loans outstanding in accordance with original terms	$329,804	$478,556
24

At September 30, 2013 and at December 31, 2012, there were no loans 90 days past due and still accruing interest.

The following table presents the aging of the past due loan balances as of September 30, 2013 and December 31, 2012 by class of loans:

September 30, 2013		30-59	60-89	Greater		Loans
		Days	Days	than 90 Days	Total	Not
	Total	Past Due	Past Due	Past Due	Past Due	Past Due

Commercial loans:
Unsecured	$15,155,159	$216,553	$—	$245,913	$462,466	$14,692,693
Secured	1,785,392	—	—	88,021	—	1,785,392
Real Estate loans
Commercial	52,674,057	141,816	—	4,334,938	4,476,754	48,197,303
Residential	2,460,097	100,051	—	—	100,051	2,360,046
Construction loans	3,254,000	—	300,000	467,500	767,500	2,486,500
Consumer loans	722,281	—	—	—	—	722,281
Other loans	668,214	504	—	—	504	667,710
Total loans	$76,719,200	$458,924	$300,000	$5,136,372	$5,807,275	$70,911,925

December 31, 2012		30-59	60-89	Greater		Loans
		Days	Days	than 90 Days	Total	Not
	Total	Past Due	Past Due	Past Due	Past Due	Past Due

Commercial loans:
Unsecured	$16,502,920	$4,599	$—	$—	$4,599	$16,498,321
Secured	2,050,728	—	91,649	—	91,649	1,959,079
Real Estate loans
Commercial	56,698,844	1,946,281	150,000	5,923,090	8,019,371	48,679,473
Residential	2,498,603	—	—	—	—	2,498,603
Construction loans	3,112,477	—	—	467,500	467,500	2,644,977
Consumer loans	565,573	—	2,903	—	2,903	562,670
Other loans	768,790	—	—	—	—	768,790
Total loans	$82,197,935	$1,950,880	$244,552	$6,390,590	$8,586,022	$73,611,913

Nonaccrual loans include smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

Loans individually evaluated for impairment were as follows:

	September 30,	December 31,
	2013	2012

Loans with no allocated allowance
for loan losses:
Commercial real estate	$2,753,935	$3,924,469
Commercial secured	88,021	—
Construction	467,500	467,500
Loans with allocated allowance
for loan losses:
Commercial real estate	1,373,021	1,772,565
Commercial unsecured	245,913	—
	$4,928,390	$6,164,534

Amount of the allowance for loan losses allocated:
Commercial real estate	$333,817	$838,531
Commercial unsecured	49,182	—
	$382,999	$838,531

The following table sets forth certain information about impaired loans with a measured impairment for the three and nine months ended September 30, 2013 and 2012:

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2013	2012

Average of individually impaired loans during period:
Commercial real estate	$4,582,437	$5,873,758
Construction	467,500	—
Commercial secured	88,716	—
Commercial unsecured	261,247	—
	$5,399,900	$5,873,758

Interest income recognized during time period that loans were impaired, either using accrual or cash-basis method of accounting	$9,589	$304

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2013	2012

Average of individually impaired loans during period:
Commercial real estate	$4,655,481	$6,605,848
Construction	467,500	132,500
Commercial secured	59,651	—
Residential real estate	—	488,889
Commercial unsecured	155,041	—
	$5,337,673	$7,227,237

Interest income recognized during time period that loans were impaired, either using accrual or cash-basis method of accounting	$62,269	$304

Troubled Debt Restructurings:

The Company has allocated $105,062 and $63,329 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings (“TDRs”) as of September 30, 2013 and December 31, 2012, respectively. The Company has not committed to lend any additional amounts to customers with outstanding loans that are classified as TDRs.

The outstanding principal balance of trouble debt restructurings at September 30, 2013 was $5,431,492 and at December 31, 2012 was $5,826,633. None of the loans currently classified as TDRs have defaulted during the third quarter of 2013 and 2012. These TDRs are all current and are paying under the modified arrangements.

There was one loan that was modified during the nine months ended September 30, 2013 that did not meet the definition of a TDR. Modification of loans that do not meet the definition of a TDR involve either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification.

The following table presents loans by class modified as troubled debt restructurings that occurred during the three and nine months ending September 30, 2013:

		Pre-Modification	Post-Modification
	Number	Outstanding Recorded	Outstanding Recorded
	of Loans	Investment	Investment
Troubled Debt Restructurings:
Commercial real estate	8	$245,913	$245,913

      The troubled debt restructurings described above required an additional allowance of $41,733 during the nine months ended September 30, 2013.

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

The following table sets forth at September 30, 2013 and December 31, 2012, the aggregate carrying value of our assets categorized as Special Mention, Substandard and Doubtful according to asset type:

	At September 30, 2013

	Special			Not
	Mention	Substandard	Doubtful	Classified	Total

Commercial Loans:
Secured	$—	$88,021	$—	$1,697,371	$1,785,392
Unsecured	269,243	245,913	—	14,640,003	15,155,159
Commercial Real Estate	6,487,429	5,976,365	—	40,210,263	52,674,057
Residential Real Estate	—	2,140,047	—	320,050	2,460,097
Construction	300,000	467,500	—	2,486,500	3,254,000
Consumer	—	—	—	722,281	722,281
Other	2,889	—	—	665,325	668,214
Total loans	$7,059,561	$8,917,846	$—	$60,741,793	$76,719,200

Real estate owned	—	—	—	—	—
Total assets	$7,059,561	$8,917,846	$—	$60,741,793	$76,719,200

	At December 31, 2012

	Special			Not
	Mention	Substandard	Doubtful	Classified	Total

Commercial Loans:
Secured	$91,649	$—	$—	$1,959,079	$2,050,728
Unsecured	63,032	—	—	16,439,888	16,502,920
Commercial Real Estate	5,820,246	6,570,971	—	44,307,627	56,698,844
Residential Real Estate	—	2,174,455	—	324,148	2,498,603
Construction	—	467,500	—	2,644,977	3,112,477
Consumer	—	—	—	565,573	565,573
Other	3,746	—	—	765,044	768,790
Total loans	$5,978,673	$9,212,926	$—	$67,006,336	$82,197,935

Real estate owned	—	342,867	—	—	342,867
Total assets	$5,978,673	$9,555,793	$—	$67,006,336	$82,540,802

The following table presents the balance in the allowance for loan losses and the recorded balance in loans, by portfolio segment, and based on impairment method as of September 30, 2013 and December 31, 2012:

September 30, 2013

	Commercial	Commercial		Commercial	Residential	Other
	Unsecured	Secured	Construction	Real Estate	Real Estate	Loans	Total

Allowance for loan losses:
Ending allowance balance attributable to loans
Individually evaluated for impairment	$49,183	$—	$—	$372,103	$—	$—	$421,286
Collectively evaluated for impairment	390,365	12,659	18,378	372,776	5,457	39,533	839,168
Total ending allowance balance	$439,548	$12,659	$18,378	$744,879	$5,457	$39,533	$1,260,454

Loans:
Individually evaluated for impairment	$245,913	$88,021	$467,500	$5,976,365	$2,140,047	$—	$8,917,846
Collectively evaluated for impairment	14,909,246	1,697,371	2,786,500	46,697,692	320,050	1,390,495	67,801,354
Total ending loans balance	$15,155,159	$1,785,392	$3,254,000	$52,674,057	$2,460,097	$1,390,495	$76,719,200
28

December 31, 2012

	Commercial	Commercial		Commercial	Residential	Other
	Unsecured	Secured	Construction	Real Estate	Real Estate	Loans	Total

Allowance for loan losses:
Ending allowance balance attributable to loans
Individually evaluated for impairment	$—	$—	$—	$853,108	$—	$—	$853,108
Collectively evaluated for impairment	425,495	18,790	16,282	394,091	4,528	41,227	900,413
Total ending allowance balance	$425,495	$18,790	$16,282	$1,247,199	$4,528	$41,227	$1,753,521

Loans:
Individually evaluated for impairment	$—	$—	$467,500	$6,570,971	$2,174,455	$—	$9,212,926
Collectively evaluated for impairment	16,502,920	2,050,728	2,644,977	50,127,873	324,148	1,334,363	72,985,009
Total ending loans balance	$16,502,920	$2,050,728	$3,112,477	$56,698,844	$2,498,603	$1,334,363	$82,197,935

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months and nine months ended September 30, 2013 and 2012.

Three months ended September 30, 2013

	Commercial	Commercial		Commercial	Residential	Other
	Unsecured	Secured	Construction	Real Estate	Real Estate	Loans	Total

Allowance for loan losses:
Beginning balance	$453,305	$30,194	$18,517	$710,884	$4,485	$34,202	$1,251,587
Provision for loan losses	(19,082)	(17,535)	(139)	28,995	(2,420)	55,181	45,000
Loans charged-off	—	—	—	—	—	(50,000)	(50,000)
Recoveries	5,325	—	—	5,000	3,392	150	13,867
Total ending allowance balance	$439,548	$12,659	$18,378	$744,879	$5,457	$39,533	$1,260,454

Three months ended September 30, 2012

	Commercial	Commercial		Commercial	Residential	Other
	Unsecured	Secured	Construction	Real Estate	Real Estate	Loans	Total

Allowance for loan losses:
Beginning balance	$547,621	$13,678	$37,186	$930,883	$2,190	$50,839	$1,582,397
Provision for loan losses	(29,818)	(2,235)	(16,491)	86,237	999	1,308	40,000
Loans charged-off	—	—	—	—	—	(10,917)	(10,917)
Recoveries	10,779	—	—	42,750	—	1,907	55,436
Total ending allowance balance	$528,582	$11,443	$20,695	$1,059,870	$3,189	$43,137	$1,666,916

Nine months ended September 30, 2013

	Commercial	Commercial		Commercial	Residential	Other
	Unsecured	Secured	Construction	Real Estate	Real Estate	Loans	Total

Allowance for loan losses:
Beginning balance	$425,495	$18,790	$16,282	$1,247,199	$4,528	$41,227	$1,753,521
Provision for loan losses	(27,038)	(6,131)	2,096	173,081	(8,914)	46,906	180,000
Loans charged-off	—	—	—	(680,401)	—	(50,000)	(730,401)
Recoveries	41,091	—	—	5,000	9,843	1,400	57,334
Total ending allowance balance	$439,548	$12,659	$18,378	$744,879	$5,457	$39,533	$1,260,454

Nine months ended September 30, 2012

	Commercial	Commercial		Commercial	Residential	Other
	Unsecured	Secured	Construction	Real Estate	Real Estate	Loans	Total

Allowance for loan losses:
Beginning balance	$474,686	$12,356	$34,184	$780,820	$672	$40,302	$1,343,020
Provision for loan losses	54,906	(913)	(13,489)	252,975	(25,124)	11,645	280,000
Loans charged-off	(100,757)	—	—	(16,675)	—	(10,917)	(128,349)
Recoveries	99,747	—	—	42,750	27,641	2,107	172,245
Total ending allowance balance	$528,582	$11,443	$20,695	$1,059,870	$3,189	$43,137	$1,666,916

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition at September 30, 2013

Total assets were $299,917,247 at September 30, 2013, an increase of $30,212,876, or 11.2%, from December 31, 2012. The increase resulted from the investment of funds available to us as the result of retained earnings and an increase in deposits. The deposit increase was caused generally by our efforts to grow our franchise and specifically by the deposit increases at our branch offices. We invested these funds primarily in the purchase of new investment securities. The principal changes resulting in the net increase in assets can be summarized as follows:

●	a $50,045,408 net increase in investment securities, partially offset by

●	a $14,471,228 net decrease in cash and cash equivalents and

●	a $ 4,958,202 net decrease in loans receivable, net.

In addition to these changes in major asset categories, we also experienced changes in other asset categories due to normal fluctuations in operations.

Our deposits (including escrow deposits) were $271,090,463 at September 30, 2013, an increase of $30,389,257 or 12.6%, from December 31, 2012 as a result of our active solicitation of retail deposits to increase funds for investment. The aggregate increase in deposits resulted from increases of $15,616,216 in non-interest demand deposits, $8,542,069 in money market accounts, $2,375,920 in time deposits, $2,107,968 in NOW accounts, $1,719,777 in savings accounts and $27,307 in escrow deposits.

Total stockholders’ equity was $27,535,233 at September 30, 2013, a decrease of $218,738, or 0.79%, from December 31, 2012. The decrease reflected: (i) a $453,829 increase in retained earnings due to net income of $774,178 for the nine months ended September 30, 2013, partially offset by $320,349 of dividends paid in 2013; (ii) a reduction of $126,809 in Unearned ESOP shares reflecting the gradual payment of the loan we made to fund the ESOP’s purchase of our stock and (iii) a decrease in the net unrealized gain on securities of $863,521.

The unrealized gain or losses on the available for sale and held to maturity securities portfolios are excluded from the calculation of regulatory capital. Management does not anticipate selling securities in these portfolios, but changes in market interest rates or in the demand for funds may change management’s plans with respect to the securities portfolios. If there is a material increase in interest rates, the market value of the securities portfolios may decline.. Management believes that the principal and interest payments on these portfolios, combined with the existing liquidity, will be sufficient to fund loan growth and potential deposit outflow.

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

Making permanent residential mortgage loans is not a material part of our business, and our investments in mortgage-backed securities and collateralized mortgage obligations have been made with a view towards avoiding the types of securities that are backed by low quality mortgage-related assets. However, one of the primary focuses of our local business is receiving deposits from, and making loans to, businesses involved in the construction and building trades industry on Staten Island. Construction loans represented a significant component of our loan portfolio, reaching 39.8% of total loans at year end 2005. As we monitored the economy and the strength of the local construction industry, we elected to reduce our portfolio of construction loans. By September 30, 2013, the percentage had declined to 4.2%. However, developers and builders provide not only a source of loans, but they also provide us with deposits and other business. The weakness in the economy and the uncertain pace of the recovery has had an adverse effect on some of our customers and potential customers, making it more difficult for us to find satisfactory loan opportunities. This compelled us to invest in lower yielding securities instead of higher-yielding loans. This has and may continue to reduce our net income.

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

We have a substantial amount of investment securities with fixed rates of interest, most of which are mortgage-backed securities with an estimated average life of not more than 7 years. We receive regular cash flows from the repayment of our securities portfolios. These repayments had averaged in excess of $8 million per quarter for over two years but declined to $7 million in the third quarter of 2013. As securities purchased in past years gradually repaid and were replaced with purchases of new investment securities, our cash flows from those securities did and will decline in the immediate future because prepayments tend to be lower on recently-issued securities. We also have a significant level of overnight and short term investments, The availability overnight funds and securities repayments should allow us to invest at higher yields as market rates increase, thus blunting the effect of the delay in repricing our loans with interest rate floors.

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

Results of Operations for the Three Months Ended September 30, 2013 and September 30, 2012

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

General. We had net income of $341,238 for the three months ended September 30, 2013, compared to net income of $357,460 for the comparable period in 2012. The principal categories which make up the 2013 net income are:

●	Interest income of $2,169,482

●	Reduced by interest expense of $205,691

●	Reduced by a provision for loan losses of $45,000

●	Increased by non-interest income of $714,367

●	Reduced by non-interest expense of $2,004,136

●	Reduced by income tax expense of $287,784

We discuss each of these categories individually and the reasons for the differences between the three months ended September 30, 2013 and 2012 in the following paragraphs.

Interest Income. Interest income was $2,169,482 for the three months ended September 30, 2013, compared to $2,251,883 for the three months ended September 30, 2012, a decrease of $82,401 or 3.7%. The main reason for the decline was a $7,764,984 decrease in the average loan balance and a 14 basis point decrease in the yield on loans, between the periods, which combined to cause a $172,782 decline in interest income on loans.

Interest income on loans decreased by $172,782 as a result of a decrease of $7.8 million in the average balance of loans and a 14 basis point decrease in the average yield, from the three months ended September 30, 2012 to the three months ended September 30, 2013. There was a $225,582 decrease in our average non-performing loans, from $6.1 million in the three months ended September 30, 2012 to $5.9 million in the same period ended 2013. During the period in which interest is not being paid, non-performing loans continue to be included in the calculation of average loan yield, but with an effective yield of zero. We estimate that if all non-performing loans were performing according to their contractual terms during the three months ended September 30, 2013, our average loan yield would have been approximately 41 basis points higher. In contrast, we estimate that the comparable effect in 2012 period would have been approximately a 55 basis point increase in average loan yield. Substantially all of the non-accrual loans are secured by mortgages on real estate.

Interest rate floors on most of our loans have helped to stabilize interest income from the loan portfolio, but these floors will have the effect of limiting increases in our income until the prime rate rises above 6%.

We had an increase of $80,918, or 11.0%, in income on investment securities when comparing the third quarter of 2012 to the third quarter of 2013. We experienced a 35 basis point decrease in the average yield on our investment securities portfolios, from 2.55% to 2.20%, due to the purchase of new investment securities at lower market rates than the rates we had been earning on the investment securities previously purchased that were gradually being repaid. The combined average balance of our investment portfolios increased by $32.4 million, or 28.2%, between the periods, as market conditions gave us opportunities to purchase investment securities at more favorable yields with terms similar to those we had purchased in the past. This increase in average balance was the reason for the overall increase in interest income on securities. The investment securities portfolios represented 68.9% of average non-loan interest earning assets in the 2013 period compared to 68.1% in the 2012 period.

Interest income from other interest earning assets (principally overnight investments) increased by $9,463 due to an increase in the yield of 2 basis point from 0.22% for the three months ended September 30, 2012 to 0.24% for the same period ended September 30, 2013. In addition, the average balance of our other interest earning assets increased by $12.6 million between the periods because we elected to invest most of the available funds in overnight investments rather than tie them up in longer term investment securities which were available only at relatively low yields.

Interest Expense. Interest expense was $205,691 for the three months ended September 30, 2013, compared to $200,612 for the three months ended September 30, 2012, an increase of $5,079 or 2.5%. The principal reason for the increase was an increase in the average balance of interest-bearing deposits as we sought to increase our total deposits, partially offset by a decline in average cost of funds as we were able to reprice some deposits downward as market interest rates remained low. The components of this increase included a $7,985 increase in interest on time deposits due to a $10.3 million increase in the average balance between the periods, even as the average cost declined by 5 basis point, and a $3,537 increase in the cost of savings accounts due to 3 basis point increase in the average cost and the $2.5 million increase in the average balance between the periods. The increase in interest expense was partially offset by an $2,139 decrease in the cost of money market accounts, as the average cost declined by 16 basis points, while the average balance increased by $7.5 million and a $4,304 decrease in the cost of NOW accounts, as the average cost declined by 6 basis points, while the average balance increased by $1.5 million. We decided to reprice money market and NOW accounts downward due to a continuation of low market interest rates. As a result, our average cost of funds, excluding the effect of interest-free demand deposits, decreased to 0.47% from 0.53% between the periods.

Net Interest Income Before Provision for Loan Losses. Net interest income before the provision for loan losses was $1,963,791 for the three months ended September 30, 2013, compared to $2,051,271 for the three months ended September 30, 2012, a decrease of $87,480, or 4.3%. The decrease was because the reduction in our interest income was greater than the reduction in our cost of funds when comparing the three months ended September 30, 2013 to the same period ended 2012. The average yield on interest earning assets declined by 55 basis points, while the average cost of funds declined by 6 basis points. The reduction in the yield on assets was principally due to the 35 basis points drop in the yield on investment securities and the 14 basis points drop in the yield on loans, partially offset by an increase of 2 basis points in the low yielding overnight investments. In addition, loans, our highest yielding asset category, declined from 33.1% of earning assets in the 2012 quarter to 26.2% in the 2013 quarter, which also contributed to the decline in average yield. Overall, our interest rate spread declined 49 basis points, from 2.97% to 2.48% between the periods. Correspondingly, our net interest margin decreased to 2.67% for the three months ended September 30, 2013 from 3.18% in the same period of 2012. The margin is higher than the spread because it takes into account the effect of interest free demand deposits and capital. We are working to reverse the trend of declining spread by seeking to increase our loan portfolio and by taking advantage of opportunities to purchase investment securities at favorable yields that presented themselves during the third quarter of 2013.

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

Provision for Loan Losses. The provision for loan losses in any period depends upon the amount necessary to bring the allowance for loan losses to the level management believes is appropriate, after taking into account charge offs and recoveries. We took a provision for loan losses of $45,000 for the three months ended September 30, 2013 compared to a provision for loan losses of $40,000 for the same period in 2012. The $5,000 increase in the provision was a result of a higher level of charge-offs despite a lower level of non-performing loans and total loans.

We experienced a decrease of $953,866 in non-performing loans from $6,090,239 at September 30, 2012 to $5,136,373 at September 30, 2013. Most of those loans are secured by real estate. We individually evaluated the non-performing mortgage loans based primarily upon updated appraisals as part of our analysis of the appropriate level of our allowance for loan and lease losses. We charged-off $50,000 of loans for the three months ended September 30, 2013 as compared to charge-offs of $10,917 for the same period in 2012. We also had recoveries (which are added back to the allowance for loan losses) of $13,867 for the three months ended September 30, 2013 as compared to $55,436 in the same period of 2012.

After considering other matters that increased or decreased the allowance, we determined that the level of our allowance at September 30, 2013 was appropriate to address inherent losses. Overall, our allowance for loan losses decreased from $1,666,916 or 2.03% of total loans, at September 30, 2012 to $1,260,454 or 1.64% of total loans, at September 30, 2013. There can be no assurance that a higher level, or a higher provision for loan losses, will not be necessary in the future.

Non-interest Income. Non-interest income was $714,367 for the three months ended September 30, 2013, compared to $607,828 during the same period last year. The $106,539, or 17.5%, increase in non-interest income was a direct result of an increase of $105,845 in service charges on deposits primarily due to a recent increase in the per item insufficient fund fee we charge. Service charges on deposits consist mainly of insufficient fund fees, which are inherently volatile, and are based upon the number of items being presented for payment against insufficient funds.

Non-interest Expense. Non-interest expense was $2,004,136 for the three months ended September 30, 2013, compared to $1,960,211 for the three months ended September 30, 2012, an increase of $43,925 or 2.2%. The principal shifts in the individual categories were:

●	a $26,185 increase in legal expense due to general corporate needs in 2013 and a recovery of legal expense on a past due loan in the third quarter of 2012 which legal fees had been previously expensed;

●	a $21,156 increase in professional fees due to the engagement of a consulting firm;

●	a $13,419 increase in salaries and benefits due to termination expenses;

●	a $10,049 increase in other non-interest expenses due to a $4,255 increase in the costs of operating our ATM, a $2,571 increase in regulatory filing costs and increases other normal operating expenses;

●	a $4,261 increase in computer expense due to a recent rise in software contract expense, partially offset by;

●	a $27,245 decrease in occupancy expense due to reduced fixed asset costs; and

●	a $7,400 decrease in directors fees due to fewer meetings in 2013.

In addition to these changes, we also experienced changes in the various other non-interest expenses categories due to normal fluctuations in operations.

Income Tax Expense. Income tax expense was $287,784 for the three months ended September 30, 2013, compared to income tax expense of $301,428 for the same period ended 2012. The decrease in income tax expense was due to the $29,866 decrease in income before income taxes in the 2013 period. Our effective tax rate for the three months ended September 30, 2013 and 2012 was 45.8%.

Results of Operations for the Nine Months Ended September 30, 2013 and September 30, 2012

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

General. We had net income of $774,178 for the nine months ended September 30, 2013, compared to net income of $1,010,945 for the comparable period in 2012. The principal categories which make up the 2013 net income are:

●	Interest income of $6,355,289

●	Reduced by interest expense of $621,755

●	Reduced by a provision for loan losses of $180,000

●	Increased by non-interest income of $1,965,906

●	Reduced by non-interest expense of $6,092,304

●	Reduced by income tax expense of $652,958

We discuss each of these categories individually and the reasons for the differences between the nine months ended September 30, 2013 and 2012 in the following paragraphs.

Interest Income. Interest income was $6,355,289 for the nine months ended September 30, 2013, compared to $6,886,588 for the nine months ended September 30, 2012, a decrease of $531,299 or 7.7%. The main reason for the decline was a $5,346,704 decrease in the average loan balance and a 9 basis point decrease in the yield on loans between the periods, which combined to cause a $351,283 decline in interest income on loans. There was also an increase of $225,466 in investment securities.

Interest income on loans decreased by $351,283 as a result of a decrease of $5.3 million in the average balance of loans and a 9 basis point decrease in the average yield, from the nine months ended September 30, 2012 to the nine months ended September 30, 2013. There was a $1,926,874 decrease in our average non-performing loans, from $7.7 million in the nine months ended September 30, 2012 to $5.8 million in the same period ended 2013. During the period in which interest is not being paid, non-performing loans continue to be included in the calculation of average loan yield, but with an effective yield of zero. We estimate that if all non-performing loans were performing according to their contractual terms during the nine months ended September 30, 2013, our average loan yield would have been approximately 37 basis points higher. In contrast, we estimate that the comparable effect in 2012 period would have been approximately a 34 basis point increase in average loan yield. Substantially all of the non-accrual loans are secured by mortgages on real estate.

Interest rate floors on most of our loans have helped to stabilize interest income from the loan portfolio, but these floors will have the effect of limiting increases in our income until the prime rate rises above 6%.

We experienced a 56 basis point decrease in the average yield on our investment securities portfolios, from 2.71% to 2.15%, due to the purchase of new investment securities at lower market rates than the rates we had been earning on the investment securities previously purchased that were gradually being repaid. The aggregate average balance of our investment portfolios increased by $15.8 million, or 13.9%, between the periods. The investment securities portfolios represented 64.6% of average non-loan interest earning assets in the 2013 period compared to 70.4% in the 2012 period.

Interest income from other interest earning assets (principally overnight investments) increased by $45,450 due to an increase in the yield of 1 basis point from 0.22% for the nine months ended September 30, 2012 to 0.23% for the same period ended September 30, 2013. In addition, the average balance of our other interest earning assets increased by $23.1 million between the periods because we elected to invest most of the available funds in overnight investments rather than tie them up in longer term investment securities which were available only at relatively low yields.

Interest Expense. Interest expense was $621,755 for the nine months ended September 30, 2013, compared to $608,093 for the nine months ended September 30, 2012, an increase of $13,662 or 2.3%. The principal reason for the increase was an increase in the average balance of interest-bearing deposits as we sought to increase our total deposits, partially offset by a decline in average cost of funds as we were able to reprice some deposits downward as market interest rates remained low. The increase was the result of a $23,956 increase in interest on time deposits due to a $9.8 million increase in the average balance between the periods, a $22,270 increase in the cost of savings accounts due to 8 basis point increase in the average cost and the $4.1 million increase in the average balance between the periods. The increase in interest expense was partially offset by an $16,895 decrease in the cost of money market accounts, as the average cost declined by 16 basis points and an $15,669 decrease in the cost of NOW accounts, as the average cost declined by 8 basis points, due to our decision to reprice those deposits downward during the continuation of low market interest rates. As a result, our average cost of funds, excluding the effect of interest-free demand deposits, decreased to 0.50% from 0.55% between the periods.

Net Interest Income Before Provision for Loan Losses. Net interest income before the provision for loan losses was $5,733,534 for the nine months ended September 30, 2013, compared to $6,278,495 for the nine months ended September 30, 2012, a decrease of $544,961, or 8.7%. The decrease was because the reduction in our interest income was greater than the reduction in our cost of funds when comparing the nine months ended September 30, 2013 to the same period ended 2012. The average yield on interest earning assets declined by 70 basis points, while the average cost of funds declined by 5 basis points. The reduction in the yield on assets was principally due to the 56 basis points drop in the yield on investment securities and the 9 basis points decrease in the yield on loans, partially offset by the increase in low yielding overnight investments as a percentage of total interest-earning assets. Overall, our interest rate spread declined 65 basis points, from 3.17% to 2.52% between the periods. Correspondingly, our net interest margin decreased to 2.73% for the nine months ended September 30, 2013 from 3.39% in the same period of 2012. The margin is higher than the spread because it takes into account the effect of interest free demand deposits and capital.

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

Provision for Loan Losses. The provision for loan losses in any period depends upon the amount necessary to bring the allowance for loan losses to the level management believes is appropriate, after taking into account charge offs and recoveries. We took a provision for loan losses of $180,000 for the nine months ended September 30, 2013 compared to a provision for loan losses of $280,000 for the same period in 2012. The $100,000 decrease in the provision was a result of a lower level of non-performing loans and total loans, despite a higher level of charge-offs.

We experienced a decrease of $953,866 in non-performing loans from $6,090,239 at September 30, 2012 to $5,136,373 at September 30, 2013. Most of those loans are secured by real estate. We individually evaluated the non-performing mortgage loans based primarily upon updated appraisals as part of our analysis of the appropriate level of our allowance for loan and lease losses. We charged-off $730,401 of loans for the nine months ended September 30, 2013 as compared to charge-offs of $128,349 for the same period in 2012. We also had recoveries (which are added back to the allowance for loan losses) of $57,334 for the nine months ended September 30, 2013 as compared to $172,245 in the same period of 2012.

After considering other matters that increased or decreased the allowance, we determined that the level of our allowance at September 30, 2013 was appropriate to address inherent losses. Overall, our allowance for loan losses decreased from $1,666,916 or 2.03% of total loans, at September 30, 2012 to $1,260,454 or 1.64% of total loans, at September 30, 2013. There can be no assurance that a higher level, or a higher provision for loan losses, will not be necessary in the future.

Non-interest Income. Non-interest income was $1,965,906 for the nine months ended September 30, 2013, compared to $1,856,784 during the same period last year. The $109,122, or 5.9%, increase in non-interest income was a direct result of a $68,554 increase in other income, primarily due a reimbursement of $36,394 in expenses received from insurance proceeds as a result of Superstorm Sandy and a $17,571 gain on the sale of a fixed asset and an increase of $25,201 in service charges on deposits primarily due to a recent increase in the per-item insufficient fund fee assessed against deposit accounts. Service charges on deposits consist mainly of insufficient fund fees, which are inherently volatile, and are based upon the number of items being presented for payment against insufficient funds.

Non-interest Expense. Non-interest expense was $6,092,304 for the nine months ended September 30, 2013, compared to $5,991,735 for the nine months ended September 30, 2012, an increase of $100,569 or 1.7%. The principal shifts in the individual categories were:

●	a $143,313 increase in other non-interest expenses due to a $66,477 increase in the cost of holding real estate acquired in foreclosure, principally writedowns of REO assets, and foreclosure costs; a $21,379 increase in the costs of operating our ATM’s; a $14,675 increases in marketing costs due to a new ad campaign, a $8,539 increase in forgery costs and increase in other normal operating expenses;

●	a $40,416 increase in computer expense due to a recent rise in software acquisition and maintenance expenses

●	a $37,068 increase in salaries and benefits due to severance payments and the acceleration of stock benefits upon retirement;

●	a $23,067 increase in professional fees due to the engagement of a consulting firm to assist in identifying alternate revenue sources, partially offset by;

●	a $101,381 decrease in occupancy expense due to a reimbursement by our insurance carrier on monies expensed in the remediation and rebuilding of our Dongan Hills branch, which sustained damage during Superstorm Sandy, and reduced fixed asset costs;

●	a $28,275 decrease in director fees due to fewer meetings; and

●	a $10,639 decrease in legal expense, due to a recovery of legal expense on two past due loans, on which $15,992 in legal fees had been previously expensed.

In addition to these changes, we also experienced changes in the various other non-interest expenses categories due to normal fluctuations in operations.

Income Tax Expense. Income tax expense was $652,958 for the nine months ended September 30, 2013, compared to income tax expense of $852,599 for the same period ended 2012. The decrease in income tax expense was due to the $436,408 decrease in income before income taxes in the 2013 period. Our effective tax rate for the nine months ended September 30, 2013 and 2012 was 45.8%.

VSB Bancorp, Inc.
Consolidated Average Balance Sheets
(unaudited)

	Three				Three				Nine				Nine
	Months Ended				Months Ended				Months Ended				Months Ended
	September 30, 2013				September 30, 2012				September 30, 2013				September 30, 2012
	Average			Yield/	Average			Yield/	Average			Yield/	Average			Yield/
	Balance		Interest	Cost	Balance		Interest	Cost	Balance		Interest	Cost	Balance		Interest	Cost

Assets:
Interest-earning assets:
Loans receivable	$75,859,572		$1,312,109	6.79%	$83,624,556		$1,484,891	6.93%	$78,262,384		$4,137,806	7.00%	$83,609,088		$4,489,089	7.09%
Investment securities, afs & htm	147,493,695		817,651	2.20	115,085,676		736,733	2.55	129,974,164		2,093,702	2.15	114,151,954		2,319,168	2.71
Other interest-earning assets	66,517,357		39,722	0.24	53,928,685		30,259	0.22	71,086,253		123,781	0.23	47,912,849		78,331	0.22
Total interest-earning assets	289,870,624		2,169,482	2.95	252,638,917		2,251,883	3.50	279,322,801		6,355,289	3.02	245,673,891		6,886,588	3.72

Non-interest earning assets	7,791,484				6,322,086				7,349,027				6,739,147
Total assets	$297,662,108				$258,961,003				$286,671,828				$252,413,038

Liabilities and equity:
Interest-bearing liabilities:
Savings accounts	$22,998,714		20,030	0.35	$20,524,056		16,493	0.32	$22,671,048		57,963	0.34	$18,582,998		35,693	0.26
Time accounts	74,867,612		113,503	0.60	64,522,535		105,518	0.65	74,728,385		359,326	0.64	64,900,066		335,370	0.69
Money market accounts	39,813,966		57,048	0.57	32,315,022		59,187	0.73	35,673,688		157,163	0.59	30,863,139		174,058	0.75
Now accounts	35,170,903		15,110	0.17	33,625,213		19,414	0.23	34,271,100		47,303	0.18	32,698,581		62,972	0.26
Total interest-bearing liabilities	172,851,195		205,691	0.47	150,986,826		200,612	0.53	167,344,221		621,755	0.50	147,044,784		608,093	0.55
Checking accounts	96,186,019				78,777,306				90,497,422				76,352,685
Escrow deposits	110,760				330,984				214,946				362,952
Total deposits	269,147,974				230,095,116				258,056,589				223,760,421
Other liabilities	1,031,206				1,250,885				912,860				1,229,445
Total liabilities	270,179,180				231,346,001				258,969,449				224,989,866
Equity	27,482,928				27,615,002				27,702,379				27,423,172
Total liabilities and equity	$297,662,108				$258,961,003				$286,671,828				$252,413,038

Net interest income/net interest rate spread			$1,963,791	2.48%			$2,051,271	2.97%			$5,733,534	2.52%			$6,278,495	3.17%

Net interest earning assets/net interest margin	$117,019,429			2.67%	$101,652,091			3.18%	$111,978,580			2.73%	$98,629,107			3.39%

Ratio of interest-earning assets to interest-bearing liabilities	1.68	x			1.67	x			1.67	x			1.67	x

Return on Average Assets (1)	0.44%				0.53%				0.35%				0.52%
Return on Average Equity (1)	4.81%				4.92%				3.63%				4.80%
Tangible Equity to Total Assets	9.18%				10.66%				9.18%				10.66%

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

During the nine months ended September 30, 2013, we had a net increase in total deposits of $30,389,257 due to increases of $15,616,216 in non-interest demand deposits, $8,542,069 in money market accounts, $2,375,920 in time deposits, $2,107,968 in NOW accounts, $1,719,777 in savings accounts and $27,307 in escrow deposits. These are all what are commonly known as “retail” deposits that we obtain through the efforts of our branch network rather than “wholesale” deposits that some banks obtain from deposit brokers. We also received proceeds from repayment of investment securities of $24,077,079. We used $76,029,882 of available funds to purchase new investment securities and we had a net loan decrease of $4,637,604. These changes resulted in an overall decrease in cash and cash equivalents of $14,471,228. Total cash and cash equivalents at September 30, 2013 were $63,257,198.

In contrast, during the nine months ended September 30, 2012, we had a net increase in total deposits of $17,731,942 due to increases of $7,026,530 in non-interest demand deposits, $5,727,857 in money market accounts, $3,575,103 in savings accounts, $3,290,674 in NOW accounts, and $141,775 in escrow deposits partially offset by a decrease of $2,029,997 in time deposits. These are all what are commonly known as “retail” deposits rather than “wholesale” deposits. We also received proceeds from repayment of investment securities of $27,734,440. We used $31,841,957 of available funds to purchase new investment securities and we had a net loan increase of $36,363. These changes resulted in an overall increase in cash and cash equivalents of $14,715,503. Total cash and cash equivalents at September 30, 2012 were $62,823,176.

At September 30, 2013, cash and cash equivalents represented 21.1% of total assets. Our cash and cash equivalents increased due to a recent influx of new deposits, which we have deployed into investment securities, which will enable us to generate higher interest income. We maintain a higher level of cash and cash equivalents to help buffer the adverse effects of potential, future rising interest rates but we anticipate that we will be purchasing more investment securities and seeking loan participations to reduce the current level of cash and cash equivalents. We anticipate, based upon historical experience that these funds, combined with cash inflows we anticipate from payments on our loan and investment securities portfolios, will be sufficient to fund loan growth and unanticipated deposit outflows. Depending upon competitive pressures, we may need to implement interest-paying business checking in order to maintain demand deposits at historical levels or to increase such deposits.

As a secondary source of liquidity, at September 30, 2013 we had $56.9 million of investment securities classified available for sale. The disposition of these securities prior to maturity is an option available to us in the event, which we believe is unlikely, that our primary sources of liquidity and expected cash flows are insufficient to meet our need for funds. Additionally, we have the ability to borrow funds at the Federal Home Loan Bank of New York and the Federal Reserve Bank of New York using all the securities in our investment portfolios as collateral if the need arises. Based upon our asset size and the amount of our securities portfolios that qualifies as eligible collateral, we had more than $122.1 million of unused borrowing capability from the FHLBNY at September 30, 2013. Victory State Bank also has a $2 million unsecured credit facility with Atlantic Central Bankers Bank, which the Bank has not drawn upon. We do not anticipate a need for additional capital resources and do not expect to raise funds through a stock offering in the near future. We have sufficient resources to allow us to continue to make loans as appropriate opportunities arise without having to rely on government funds to support our lending activities.

Victory State Bank satisfied all capital ratio requirements of the Federal Deposit Insurance Corporation at September 30, 2013, with a Tier I Leverage Capital ratio of 8.86%, a Tier I Capital to Risk-Weighted Assets ratio of 25.17%, and a Total Capital to Risk-Weighted Assets ratio of 26.37%.

The following table sets forth our contractual obligations and commitments for future lease payments, time deposit maturities and loan commitments.

Contractual Obligations and Commitments at September 30, 2013

Contractual Obligations	Payment Due by Period

	Less than	One to three	Four to five	After	Total Amounts
	One Year	years	years	five years	committed

Minimum annual rental payments under
non-cancelable operating leases	$436,010	$793,382	$508,330	$410,019	$2,147,741
Remaining contractual maturities of time
deposits	64,891,609	3,156,500	5,780,515	—	73,828,624
Total contractual cash obligations	$65,327,619	$3,949,882	$6,288,845	$410,019	$75,976,365

Other Commitments	Amount of commitment Expiration by Period

	Less than	One to three	Four to five	After	Total Amounts
	One Year	years	years	five years	committed

Loan Commitments	$15,515,624	$1,612,000	$—	$—	$17,127,624

Non-Performing Loans

Management closely monitors non-performing loans and other assets with potential problems on a regular basis. We had twenty four non-performing loans, totaling $5,136,373 at September 30, 2013, compared to nineteen non-performing loans, totaling $6,390,590 at December 31, 2012. Non-performing loans totaled 6.70% of total loans at September 30, 2013 compared to 7.77% of total loans at December 31, 2012. We have always followed a hands-on approach to dealing with our past due borrowers that we believe is sufficiently aggressive to maximize recovery.

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

The following is information about the seven largest non-performing loans and the associated relationships, totaling $3,796,752, or 73.9% of our non-performing loans, by outstanding principal balance at September 30, 2013. Management believes it has taken appropriate steps with a view towards maximizing recovery and minimizing loss, if any, on these loans.

●	$1,224,198 in two commercial real estate loans. The loans, made to two individuals, are secured by a first mortgage and second mortgage on two pieces of real estate in Staten Island. The borrowers are actively pursuing the sale of these properties. We commenced a foreclosure proceeding and we have obtained a money judgment on one of the loans that is a lien on their personal residence.
41

●	$826,054 in a commercial real estate loan. The loan is secured by a first mortgage on the property in Staten Island. The loan is guaranteed personally by the principals of the borrower. The borrower signed a forbearance agreement during the fourth quarter of 2012 which includes a modified payment arrangement. We received a $145,000 upfront payment and the borrower agreed to make monthly payments. We agreed to hold the previously commenced foreclosure proceedings in abeyance as long as there is performance under the forbearance agreement. The borrower has defaulted on the payments according to the forbearance agreement and we have resumed the foreclosure action.

●	$780,000 in a commercial real estate loan, which is secured by a first mortgage on property in Queens. We have commenced a foreclosure action and we are at the stage of getting final court approval of the referee’s report on the amount due so we can hold the foreclosure sale of the property. A guarantor of the loan filed a bankruptcy petition, which temporarily delayed the foreclosure action. We had another second mortgage loan to the same and related borrowers and guarantors. The first mortgagor foreclosed and we charged-off that loan. We have a money judgment on that loan for $764,226.65, including principal, interest and costs, and have been aggressively pursuing collection but collection proceedings against the principal individual guarantor remains stayed due to the same bankruptcy.

●	$499,000 in a commercial real estate loan on property in Staten Island that is leased to a restaurant. The loan is secured by a first mortgage on the property and a second mortgage on other commercial real estate collateral. The loan is guaranteed personally by the principals of the borrower and we have a security interest in the business. We have commenced foreclosure proceedings and we have obtained a foreclosure judgment.

●	$467,500 in two construction loans. The loans are secured by a first and second mortgage on property in Staten Island. The loans are guaranteed personally by the principals of the borrower. The borrower signed a forbearance agreement in October, 2012 and has received a certificate of occupancy on the property. The borrowers executed a second forbearance agreement in April 2013 and payments are current.

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

Item 3 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures: As of September 30, 2013, we undertook an evaluation of our disclosure controls and procedures under the supervision and with the participation of Raffaele M. Branca, President and CEO and Jonathan B. Lipschitz, Vice President and Controller. Disclosure controls are the systems and procedures we use that are designed to ensure that information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934 (such as annual reports on Form 10-K and quarterly periodic reports on Form 10-Q) is recorded, processed, summarized and reported, in a manner which will allow senior management to make timely decisions on the public disclosure of that information. Mr. Branca and Mr. Lipschitz concluded that our current disclosure controls and procedures are effective in ensuring that such information is (i) collected and communicated to senior management in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Since our last evaluation of our disclosure controls, we have not made any significant changes in, or taken corrective actions regarding, either our internal controls or other factors that could significantly affect those controls.

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

VSB Bancorp, Inc.

Date: November 12, 2013	/s/ Raffaele M. Branca
Raffaele M. Branca
President, CEO and Principal Executive Officer

Date: November 12, 2013	/s/ Jonathan B. Lipschitz
Jonathan B. Lipschitz
Vice President, Controller and Principal
Accounting Officer
44

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
45